Form 10-Q
period 2020-06-30
Fortress Value Acquisition Corp.
filed 2020-07-31
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 27, 2020, 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet as of June 30, 2020 (Unaudited)	2

	Condensed Statements of Operations for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020 (Unaudited)	3

	Condensed Statements of Changes in Stockholders' Equity for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020 (Unaudited)	4

	Condensed Statement of Cash Flows for the period from January 24, 2020 (inception) through June 30, 2020 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION     Item I. Financial Statements (Unaudited)

FORTRESS VALUE ACQUISITION CORP.

CONDENSED BALANCE SHEET
June 30, 2020
(Unaudited)

Assets:
Current assets:
Cash	$1,430,152
Prepaid expenses	450,706
Total current assets	1,880,858
Investments held in Trust Account	345,036,875
Total Assets	$346,917,733

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$984,828
Franchise tax payable	86,814
Total current liabilities	1,071,642
Deferred underwriting commissions	12,075,000
Total Liabilities	13,146,642

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 32,877,109 shares subject to possible redemption	328,771,090

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,622,891 issued and outstanding (excluding 32,877,109 shares subject to possible redemption)	162
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,320,817
Accumulated deficit	(321,841)
Total Stockholders' Equity	5,000,001
Total Liabilities and Stockholders' Equity	$346,917,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2020	For the period from January 24, 2020 (inception) through June 30, 2020
General and administrative expenses	$266,402	$271,902
Franchise tax expense	86,814	86,814
Loss from operations	(353,216)	(358,716)
Interest income	36,875	36,875
Net loss	$(316,341)	$(321,841)

Weighted average shares outstanding - Class A common stock	34,500,000	34,500,000
Basic and diluted net loss per share, Class A	$0.00	$0.00

Weighted average shares outstanding - Class F common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class F	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2020 and for the period
from January 24, 2020 (inception) through June 30, 2020
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,500)	$19,500
Sale of units in initial public offering, net of offering costs	34,500,000	3,450	—	—	325,164,482	—	325,167,932
Sale of private placement warrants to the Sponsor	—	—	—	—	8,900,000	—	8,900,000
Class A common stock subject to possible redemption	(32,877,109)	(3,288)	—	—	(328,767,802)	—	(328,771,090)
Net loss	—	—	—	—	—	(316,341)	(316,341)
Balance - June 30, 2020	1,622,891	$162	8,625,000	$863	$5,320,817	$(321,841)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
For the period from January 24, 2020 (inception) through June 30, 2020
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(321,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(36,875)
Changes in operating assets and liabilities:
Prepaid expenses	(450,706)
Accounts payable and accrued expenses	333,642
Franchise tax payable	86,814
Net cash used in operating activities	(388,966)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to the Sponsor	25,000
Proceeds received under loan from the Sponsor	211,382
Repayment of loan from the Sponsor	(211,382)
Proceeds received from initial public offering, net of underwriting commission	338,100,000
Payment of offering costs	(205,882)
Proceeds received from private placement	8,900,000
Net cash provided by financing activities	346,819,118

Net change in cash	1,430,152
Cash - beginning of the period	—
Cash - end of the period	$1,430,152

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$651,186
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Value of Class A common stock subject to possible redemption	$328,771,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    Description of Organization and Business Operations

        Fortress Value Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 24, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

        All activity from January 24, 2020 (inception) through June 30, 2020 relates to the Company’s formation, completion of the initial public offering ("Initial Public Offering"), and, since the closing of the initial public offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

        Upon the closing of the Initial Public Offering and Private Placement, $345.0 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2020, the Company had approximately $1.4 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

Subsequent to June 30, 2020, a definitive agreement to merge was announced between the Company and MP Materials, owner and operator of Mountain Pass, the only rare mining and processing site of scale in North America, to effect a Business Combination with FVAC Merger Corp. I, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“MPMO Merger Corp.”), FVAC Merger LLC II, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“SNR Merger Company”), FVAC Merger LLC III, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“MPMO Merger LLC”), FVAC Merger LLC IV, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“SNR Merger LLC” and, together with MPMO Merger Corp., SNR Merger Company and MPMO Merger LLC, the “Merger Subs”), MP Mine Operations LLC, a Delaware limited liability company (“MPMO”) and Secure Natural Resources LLC, a Delaware limited liability company (“SNR” and, together with MPMO, each a “Subsidiary” and collectively, the “Subsidiaries”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company in July 2020. For further information, refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 15, 2020.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On June 17, 2020, the Company announced that, commencing June 22, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FVAC.U,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “FVAC” and “FVAC WS,” respectively.

Liquidity

As of June 30, 2020, the Company had approximately $1.4 million in its operating bank account, $36,875 of interest income available in the Trust Account to pay for taxes (less up to $100,000 to pay for dissolution expenses) and working capital surplus of $809,216. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of consummation of a Business Combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, and transaction expenses related to the Company's proposed Business Combination.

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and continues to impact global markets. This coronavirus has resulted in closing borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

Basis of presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on May 1, 2020 and May 8, 2020, respectively.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of estimates

        The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

        Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2020, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering costs

        Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and totaled approximately $19.8 million, inclusive of approximately $12.1 million in deferred underwriting commissions. Offering costs were charged to stockholders' equity upon the completion of the Initial Public Offering in May 2020.

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

        ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the period from January 24, 2020 (inception) through June 30, 2020.

Class A common stock subject to possible redemption

        The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2020, 32,877,109 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

        The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income per common stock, basic and diluted for Class A common stock for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020 were calculated by dividing the interest income earned on the Trust Account of $36,875, net of funds available to be withdrawn from the Trust Account for taxes of $36,875, which resulted in net income of none, respectively, by the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common stock, basic and diluted for Class F common stock for the three months ended June 30, 2020 and for the period from January 24, 2020 (inception) through June 30, 2020 were calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method as of June 30, 2020.

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2020, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company's public stockholders having the right to exchange their shares of common stock for cash, securities or other property. During April 2020, the Sponsor transferred 25,000 Founder Shares to an independent director of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to June 30, 2020, the Sponsor transferred an additional 25,000 Founder Shares to another independent director of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 8,575,000 Founder Shares.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory note—related party

        Prior to the initial public offering, the Sponsor loaned the Company an aggregate of $211,382 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 and the closing of the Initial Public Offering. The Company repaid the promissory note in full on May 4, 2020.

Office space and related support services

        Effective April 30, 2020, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from January 24, 2020 (inception) through June 30, 2020 the Company incurred approximately $41,000 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

        In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, no Working Capital Loans were outstanding.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Commitments and Contingencies

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

6. Stockholders' Equity

        Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, including 32,877,109 shares of Class A common stock subject to possible redemption.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class F common stock—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Company issued 8,625,000 shares of Class F common stock as of June 30, 2020. Of the 8,625,000 shares of Class F common stock, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised. On May 4, 2020, the underwriters exercised their over-allotment option in full. As a result, theses shares were no longer subject to forfeiture. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

        Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2020, there was no preferred stock issued or outstanding.

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable (except under scenario 2 below) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

1.For cash:
▪in whole and not in part;
▪at a price of $0.01 per warrant;
▪upon a minimum of 30 days' prior written notice of redemption; and

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.For class A common stock (commencing 90 days after the warrants become exercisable):
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock;
▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.
▪if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants; and
▪if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

FORTRESS VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)
Investments held in Trust Account	$345,036,875

None of the balance in the Trust Account was held in cash as of June 30, 2020.

8. Subsequent Events

        The notes to the condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2020 (referred to as "subsequent events") through the date these condensed financial statements were available for issuance on July 31, 2020. Management has evaluated the subsequent events through this date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the plans and objectives of management for future operations and the Company's ability to complete its initial business combination with MP Materials, or any other initial business combination, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

        We are a blank check company incorporated in Delaware on January 24, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our sponsor is Fortress Acquisition Sponsor LLC (the "Sponsor").

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

        Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Sponsor generating gross proceeds of $8.9 million.

        Upon the closing of the Initial Public Offering and Private Placement, $345.0 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On June 17, 2020, the Company announced that, commencing June 22, 2020, the holders of the Company’s units may elect to separately trade the Class A common stock and warrants comprising the units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “FVAC.U,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “FVAC” and “FVAC WS,” respectively.

Subsequent to June 30, 2020, a definitive agreement to merge was announced between the Company and MP Materials, owner and operator of Mountain Pass, the only rare mining and processing site of scale in North America, to effect a Business Combination with FVAC Merger Corp. I, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“MPMO Merger Corp.”), FVAC Merger LLC II, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“SNR Merger Company”), FVAC Merger LLC III, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“MPMO Merger LLC”), FVAC Merger LLC IV, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“SNR Merger LLC” and, together with MPMO Merger Corp., SNR Merger Company and MPMO Merger LLC, the “Merger Subs”), MP Mine Operations LLC, a Delaware limited liability company (“MPMO”) and Secure Natural Resources LLC, a Delaware limited liability company (“SNR” and, together with MPMO, each a “Subsidiary” and collectively, the “Subsidiaries”). The Merger Agreement and the transactions contemplated thereby will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the Business Combination were unanimously approved by the board of directors of the Company in July 2020. For further information, refer to the Company's Current Report on Form 8-K filed with the SEC on July 15, 2020.

Results of Operations

        Our activity since inception up to June 30, 2020 was primarily in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $316,341, which consisted of $36,875 in interest income, offset by $266,402 in general and administrative expenses and $86,814 in franchise tax expense.

        For the period from January 24, 2020 (inception) through June 30, 2020, we had a net loss of $321,841, which consisted of $36,875 in interest income, offset by $271,902 in general and administrative expenses and $86,814 in franchise tax expense.

Liquidity and Capital Resources

        As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2020, we had $1.4 million in cash, $36,875 of interest income available in the Trust Account to pay for taxes (less up to $100,000 to pay for dissolution expenses) and a working capital surplus of $809,216. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

        Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the initial public offering and the sale of private placement warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $345.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had approximately $1.4 million as of June 30, 2020 in cash held outside of the Trust Account, which we intend to use for working capital purposes.

        We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to fund our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

        As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. See notes to Part I, Item 1 "Condensed Financial Statements (Unaudited)" for commitments and contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

        Other than the risk factors below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on May 1, 2020.

The proposed business combination (the “Business Combination”) based on the definitive agreement and plan of merger (“Merger Agreement”) to acquire MP Mine Operations LLC (“MPMO”) and Secure Natural Resources LLC (together with MPMO, “MP Materials”) may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.

On July 15, 2020, we entered into the Merger Agreement, pursuant to which MPMO and SNR intend to consummate a series of transactions, following the consummation of which, each MP Materials shall become our indirect wholly-owned subsidiaries upon the consummation of the Business Combination. Among other things, the transaction is subject to customary closing conditions for special purpose acquisition companies, including the receipt of any required regulatory approvals. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Item 1. Condensed Financial Statements--Note 1. Description of Organization and Business Operations” for additional information regarding the proposed Business Combination.

There are numerous risks related to the Business Combination, including the following:
•the risk that a condition to closing of the Business Combination, including the condition to obtain any required regulatory approvals, are not satisfied, or the possibility that such conditions are not satisfied in a timely manner and delay the transaction;
•potential legal proceedings may be instituted against us in connection with the Business Combination that may delay the transaction, make it more costly or ultimately preclude it;
•changes in applicable laws or regulations;
•our ability to recognize the anticipated benefits of the Business Combination;
•the amount of costs related to the Business Combination; or
•the possibility that MP Materials’ business may be adversely affected by other economic, business, and/or competitive factors.

There is no assurance that the conditions to the Business Combination will be satisfied in a timely manner, on the terms set forth in the Merger Agreement or at all. If the Business Combination is not completed, we would likely suffer a number of consequences that could adversely affect our stock price and financial condition, including:
•we have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction;

•negative reactions from the financial markets, including negative impacts in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and
•our management may not have been able to take certain actions during the pendency of the Business Combination.

We may not realize the anticipated benefits of the Business Combination and if the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market value of our securities at the time of the Business Combination may vary significantly from the price investors paid for our securities at the time of our Initial Public Offering, on or prior to the date the Merger Agreement was executed or the date on which our stockholders vote on the Business Combination.

Prior to the Business Combination, there has not been a public market for securities of MP Materials and the valuation ascribed to MP Materials in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination.

Following the Business Combination, we will be subject to all the risks facing MP Materials’ industry, business, financial condition and results of operations, which we are not able to predict and may not have accurately taken into account in connection with the Merger Agreement. The trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following the Business Combination may include:

•results of operations that vary from the expectations of securities analysts and investors;
•the public’s reaction to our press releases or other public announcements or third parties, including our filings with the SEC;
•speculation in the press or investment community;
•changes in general economic or market conditions or trends in MP Materials’ industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to MP Materials’ business;
•investor perceptions or the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism or responses to those events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On January 31, 2020, we issued an aggregate of 8,625,000 shares of Class F common stock to our Sponsor for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

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
Date: July 31, 2020