Form 10-Q
period 2021-03-31
MP Materials Corp. / DE
filed 2021-05-13
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2021, the number of shares of the registrant’s common stock outstanding was 170,745,813.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “ estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•loss of key personnel;
•risks associated with the inherent dangers of mining activity;
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
•risks associated with the terms of our convertible notes and
ii

•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K, or as described in the other documents and reports we file with the Securities and Exchange Commission (“SEC”).
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K. Such risks are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$1,181,515	$519,652
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	13,925	3,589
Inventories	35,098	32,272
Prepaid expenses and other current assets	8,583	5,534
Total current assets	1,239,121	561,047
Non-current assets
Restricted cash	9,115	9,100
Property, plant and equipment, net	532,504	501,974
Finance lease right-of-use assets	974	1,028
Other non-current assets	812	1,139
Total non-current assets	543,405	513,241
Total assets	$1,782,526	$1,074,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$27,500	$16,159
Current installments of long-term debt	3,105	2,403
Current installments of long-term debt—related party	38,457	22,070
Current portion of finance lease liabilities	279	266
Other current liabilities	3,580	2,163
Total current liabilities	72,921	43,061
Non-current liabilities
Asset retirement obligations	25,859	25,570
Environmental obligations	16,679	16,602
Long-term debt, net of current portion	672,582	961
Long-term debt—related party, net of current portion	17,733	44,380
Finance lease liabilities, net of current portion	687	736
Deferred income taxes	91,635	87,473
Other non-current liabilities	9,273	1,628
Total non-current liabilities	834,448	177,350
Total liabilities	907,369	220,411
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 170,745,864 and 170,719,979 shares issued and outstanding, as of March 31, 2021, and December 31, 2020, respectively)	17	17
Additional paid-in capital	921,643	916,482
Accumulated deficit	(46,503)	(62,622)
Total stockholders’ equity	875,157	853,877
Total liabilities and stockholders’ equity	$1,782,526	$1,074,288
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except share and per share data)	2021	2020
Product sales (including related party)	$59,971	$20,719

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	17,936	12,667
Royalty expense to SNR	—	487
General and administrative	13,583	3,084
Depreciation, depletion and amortization	6,150	1,271
Accretion of asset retirement and environmental obligations	593	564
Total operating costs and expenses	38,262	18,073
Operating income	21,709	2,646
Other income, net	55	82
Interest expense, net	(1,154)	(803)
Income before income taxes	20,610	1,925
Income tax expense	(4,491)	—
Net income	$16,119	$1,925

Earnings per share:
Basic	$0.10	$0.03
Diluted	$0.09	$0.03

Weighted-average shares outstanding:
Basic	168,922,566	66,556,975
Diluted	179,319,489	66,556,975
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	170,719,979	$17	$916,482	$(62,622)	$853,877
Stock-based compensation	—	—	36,320	—	5,673	—	5,673
Shares used to settle payroll tax withholding	—	—	(10,435)	—	(334)	—	(334)
Net income	—	—	—	—	—	16,119	16,119
Other	—	—	—	—	(178)	—	(178)
Balance as of March 31, 2021	—	$—	170,745,864	$17	$921,643	$(46,503)	$875,157

Balance as of January 1, 2020	—	$—	66,556,975	$7	$22,768	$(40,797)	$(18,022)
Net income	—	—	—	—	—	1,925	1,925
Balance as of March 31, 2020	—	$—	66,556,975	$7	$22,768	$(38,872)	$(16,097)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2021	2020
Operating activities:
Net income	$16,119	$1,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,150	1,271
Accretion of asset retirement and environmental obligations	593	564
Gain on sale or disposal of long-lived assets	(133)	—
Stock-based compensation expense	5,673	—
Accretion of debt discount and issuance costs	1,064	239
Revenue recognized in exchange for debt principal reduction	(11,276)	—
Deferred income taxes	4,162	—
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(10,336)	(41)
Inventories	(2,826)	(3,860)
Prepaid expenses, other current and non-current assets	(2,231)	(162)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	3,058	(908)
Accrued interest	16	408
Deferred revenue from related party	—	4,521
Other current and non-current liabilities	(698)	(223)
Net cash provided by operating activities	9,335	3,734
Investing activities:
Additions of property, plant and equipment	(19,298)	(618)
Proceeds from sale of property, plant and equipment	125	—
Net cash used in investing activities	(19,173)	(618)
Financing activities:
Proceeds from issuance of long-term debt	690,000	—
Principal payments on debt obligations and finance leases	(276)	(210)
Payment of debt issuance costs	(17,419)	—
Other	(512)	—
Net cash provided by (used in) financing activities	671,793	(210)
Net change in cash, cash equivalents and restricted cash	661,955	2,906
Cash, cash equivalents and restricted cash beginning balance	532,440	29,572
Cash, cash equivalents and restricted cash ending balance	$1,194,395	$32,478

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,181,515	$5,378
Restricted cash, current	3,765	34
Restricted cash, non-current	9,115	27,066
Total cash, cash equivalents and restricted cash	$1,194,395	$32,478
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), which is the only rare earth mining and processing site of scale in the Western Hemisphere. Our wholly-owned subsidiary, MP Mine Operations LLC, a Delaware limited liability company (“MPMO”), acquired the Mountain Pass mine and processing facilities in July 2017. Our wholly-owned subsidiary, Secure Natural Resources LLC, a Delaware limited liability company (“SNR”), holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth minerals. The mine achieved commercial operations in July 2019 and we are currently working to restore the remainder of the facility for use in processing separated rare earth products. The Company is headquartered in Las Vegas, Nevada. References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
The Business Combination (as defined below) was consummated on November 17, 2020, pursuant to the terms of a merger agreement entered into on July 15, 2020 (the “Merger Agreement”). Pursuant to the Merger Agreement, MPMO and SNR were combined with Fortress Value Acquisition Corp., a special purpose acquisition company (“FVAC”) (the “Business Combination”), and became indirect wholly-owned subsidiaries of FVAC, which was in turn renamed MP Materials Corp. The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, and the acquisition of SNR (the “SNR Mineral Rights Acquisition”) was treated as an asset acquisition. Furthermore, MPMO was deemed to be the accounting acquirer and FVAC the accounting acquiree, which, for financial reporting purposes, results in MPMO’s historical financial information becoming that of the Company.
In May 2017, the Company entered into a set of commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”) whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange, to fund the Company’s operations, identify operational efficiencies, and sell products to Shenghe and third parties. Shenghe has significant knowledge of the mining, processing, marketing and distribution of rare earth products, as well as access to customers in the Chinese market for these products. As part of these arrangements, Shenghe (and its controlled affiliates) became both the principal customer and a related party when Leshan Shenghe obtained a preferred interest in the Company, which was ultimately exchanged for shares of the Company’s common stock with a par value of $0.0001 per share (“Common Stock”) in connection with the Business Combination. See also Note 3, “Relationship and Agreements with Shenghe,” for additional information.
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
Basis of Presentation: The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The unaudited Condensed Consolidated Financial Statements include the accounts of MP Materials Corp. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Risk: As of March 31, 2021, Shenghe accounted for more than 90% of product sales. Shenghe, a related party of the Company, has entered into an arrangement to purchase substantially all of the Company’s production, and has previously purchased portions of the Company’s stockpile inventory. While as with any contract there is risk of nonperformance, we do not believe that it is reasonably possible that the agreement will be terminated in the near term as it would significantly delay Shenghe’s recovery of non-interest-bearing advance payments that are recognized by the Company as debt. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
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
In December 2019, a novel strain of coronavirus (known as “COVID-19”) began to impact the population of China, where our principal customer is located. The outbreak of COVID-19 has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the global economy, including significant business and supply chain disruption as well as broad-based changes in supply and demand. In December 2019, a series of emergency quarantine measures taken by the Chinese government disrupted domestic business activities in China during the weeks after the initial outbreak of COVID-19. These disruptions have occurred periodically since the start of COVID-19 outbreak as measures intended to impede the spread of the virus have adapted. Since the initial COVID-19 outbreak, many countries, including the United States, have imposed restrictions on travel to and from China and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19.
At the onset of the outbreak, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020 and continuing into the first quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities, which has been exacerbated by COVID-19. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
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
Use of Estimates: The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.
Debt Issuance Costs: Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. Debt issuance costs reduce the carrying amount of the associated debt.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We elected to early adopt ASU 2016-13 during the first quarter of 2021 using a modified retrospective approach, which did not have a material impact on our unaudited Condensed Consolidated Financial Statements, and did not result in a cumulative-effect adjustment.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We elected to early adopt ASU 2018-15 during the first quarter of 2021 using a prospective approach, which did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which (i) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt—Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (ii) revises the scope exception from derivative accounting in ASC Subtopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (iii) revises the guidance in ASC Topic 260, “Earnings Per Share,” to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We elected to early adopt ASU 2020-06 during the first quarter of 2021 using a prospective approach. See Note 8, “Debt Obligations,” for a discussion of our Convertible Notes (as defined in Note 8, “Debt Obligations”), which we issued on March 26, 2021.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our unaudited Condensed Consolidated Financial Statements.
NOTE 3—RELATIONSHIP AND AGREEMENTS WITH SHENGHE
Original Commercial Agreements
In May 2017, prior to our acquisition of the Mountain Pass facility, we entered into a set of commercial arrangements with Shenghe, which principally consisted of a technical services agreement (the “TSA”), an offtake agreement (the “Original Offtake Agreement”), and a distribution and marketing agreement (the “DMA”).
The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring the Mountain Pass facility to full operability. Shenghe also agreed to provide additional funding in the amount of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of the Mountain Pass facility. In addition to the repayment of the First Additional Advance in cash, pursuant to the Letter Agreement, the Initial Prepayment Amount increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
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
Under the Original Offtake Agreement, upon the mine achieving certain milestones and being deemed commercially operational (which was achieved on July 1, 2019), we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at the Mountain Pass facility. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. The gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”). Under the Original Offtake Agreement, we were obliged to sell all Mountain Pass facility rare earth products to Shenghe until Shenghe had fully recouped all of its prepayments (i.e., the Prepaid Balance is reduced to zero), at which point the Original Offtake Agreement would terminate automatically.
As originally entered, the DMA was to become effective upon termination of the Original Offtake Agreement. The DMA provided for a distribution and marketing arrangement between the Company and Shenghe, subject to certain exceptions. We retained the right to distribute our products directly to certain categories of customers. As compensation for Shenghe’s distribution and marketing services, the DMA entitled Shenghe to a portion of the net profits from the sale of rare earth products produced at the Mountain Pass facility.
Framework Agreement and Restructured Commercial Arrangements
In May 2020, the Company entered into a framework agreement and amendment (the “Framework Agreement”) with Shenghe and Leshan Shenghe that significantly restructured the commercial arrangements and provided for, among other things, a revised funding amount and schedule to settle Shenghe’s prepayment obligations to the Company, as well as either the amendment or termination of the various agreements between the parties, as discussed below.
Pursuant to the Framework Agreement, we entered into an amended and restated offtake agreement with Shenghe on May 19, 2020 (the “A&R Offtake Agreement”), which, upon effectiveness, superseded and replaced the Original Offtake Agreement, and we issued to Shenghe a warrant on June 2, 2020 (the “Shenghe Warrant”). Pursuant to the Framework Agreement, Shenghe funded the remaining portion of the Initial Prepayment Amount and agreed to fund an additional $35.5 million advance to us (the “Second Additional Advance” and together with the Initial Prepayment Amount, inclusive of the $30.0 million increase pursuant to the Letter Agreement, the “Offtake Advances”), which amounts were fully funded on June 5, 2020. The Shenghe Warrant was ultimately exchanged for shares of our Common Stock in connection with the Business Combination.
Upon the funding of the remaining obligations on June 5, 2020, among other things, (i) the TSA and the DMA were terminated (as described below) and (ii) the A&R Offtake Agreement and the Shenghe Warrant became effective (such events are collectively referred to as the “June 2020 Modification”). Thus, at the present time, Leshan Shenghe’s and Shenghe’s involvement with the Company and the Mountain Pass facility consists of only the A&R Offtake Agreement.
The A&R Offtake Agreement maintains the key take-or-pay, amounts owed on actual and deemed advances from Shenghe, and other terms of the Original Offtake Agreement, with the following material changes: (i) modifies the definition of “offtake products” in order to remove from the scope of that definition lanthanum, cerium and other rare earth products that do not meet the specifications agreed to under the A&R Offtake Agreement; (ii) as to the offtake products subject to the A&R Offtake Agreement, provides that if we sell such offtake products to a third party, then, until the Prepaid Balance has been reduced to zero, we will pay an agreed percentage of our revenue from such sale to Shenghe, to be credited against the amounts owed on Offtake Advances; (iii) replaces the Shenghe Sales Discount (as defined in Note 4, “Revenue Recognition”) under the Original Offtake Agreement with a fixed monthly sales charge; (iv) provides that the purchase price to be paid by Shenghe for our rare earth products (a portion of which reduces the Prepaid Balance rather than being paid in cash) will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts, instead of our cash cost of production; (v) obliges us to pay Shenghe, on an annual basis, an amount equal to our annual net income, less any amounts recouped through the Gross Profit Recoupment mechanism over the course of the year, until the Prepaid Balance has been reduced to zero; (vi) obliges us to pay Shenghe the net after-tax profits from certain sales of assets until the Prepaid Balance has been reduced to zero (this obligation was previously contained in the TSA); and (vii) provides for certain changes to the payment, invoicing and delivery terms and procedures for products.
The purchase price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. As with the Original Offtake Agreement, the A&R Offtake Agreement will terminate when Shenghe has fully recouped all of its prepayment funding. Following that termination, the Company will have no contractual arrangements with Shenghe for the distribution, marketing or sale of rare earth products.
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
The Shenghe Implied Discount is applicable to Shenghe’s gross profit on the sales of rare earth products to its own customers (for sales made between July 2019 and early June 2020). That gross profit is a contractually determined amount based on Shenghe’s realized sales price (net of taxes, tariffs, and certain other adjustments, such as demurrage) compared to the agreed-upon cash cost Shenghe would pay to the Company. The Shenghe Implied Discount amounted to 36% of that contractually determined gross profit amount. See also Note 4, “Revenue Recognition.”
Accounting for the June 2020 Modification
As noted above, in June 2020, the Company renegotiated various aspects of its relationship with Shenghe and entered into the Framework Agreement to significantly restructure the aforementioned set of arrangements. Prior to the June 2020 Modification, for accounting purposes, the Original Offtake Agreement constituted a deferred revenue arrangement; however, as a result of the June 2020 Modification, the A&R Offtake Agreement constituted a debt obligation as well as provided for the issuance of the Shenghe Warrant. For further discussion of the deferred revenue arrangement, see Note 4, “Revenue Recognition,” and for further discussion of the debt obligation, see Note 8, “Debt Obligations.”
NOTE 4—REVENUE RECOGNITION
Sales to Shenghe Under the Original Offtake Agreement: Beginning in July 2019 and through early June 2020, the Company and Shenghe periodically agreed on a cash sales price for each metric ton of rare earth concentrate delivered by the Company, which was recognized as revenue upon each sale. This sales price was intended to approximate the Company’s cash cost of production. Sales during this period were made under the Original Offtake Agreement and were impacted by the Shenghe Implied Discount, which is discussed in Note 3, “Relationship and Agreements with Shenghe.”
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
Sales to Shenghe Under the A&R Offtake Agreement: Beginning after the June 2020 Modification, the cash purchase price (and other terms applicable to the quantity of products sold) are set forth in monthly purchase agreements with Shenghe. Furthermore, the June 2020 Modification provided that the cash purchase price to be paid by Shenghe for our rare earth products will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts, instead of our cash cost of production, as was the case with sales made under the Original Offtake Agreement. A portion of the sales price to Shenghe is in the form of debt repayment, with the remainder paid in cash. See Note 8, “Debt Obligations,” for further information.

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
Deferred Revenue: As mentioned in Note 3, “Relationship and Agreements with Shenghe,” the Original Offtake Agreement was accounted for as a deferred revenue arrangement, and the June 2020 Modification effectively replaced this deferred revenue arrangement with a debt obligation (see Note 8, “Debt Obligations”). Significant activity for the deferred revenue balance (including current portion) was as follows:

	For the three months ended March 31,
(in thousands)	2021	2020
Opening balance (1)	$—	$35,543
Prepayments received (2)	—	1,500
Prepayments on sales (3)	—	5,212
Revenue recognized (4)	—	(2,191)
Ending balance	$—	$40,064
(1)Of the amount for the three months ended March 31, 2020, $6.6 million was classified as current based on when such amount was expected to be realized.
(2)Amount for the three months ended March 31, 2020, relates to the contractual commitment for Shenghe to provide funds to the Company (the Initial Prepayment Amount).
(3)Amount for the three months ended March 31, 2020, relates to a prepayment made by Shenghe to the Company in advance of recognizing the revenue associated with the sale of products.
(4)As discussed above, for sales made to Shenghe during the period from July 2019 through early June 2020, as a result of the Shenghe Implied Discount, we recognized an amount of deferred revenue applicable to such sales equal to 64% of the gross profit realized by Shenghe on sales of this product to its own customers.
Tariff-Related Rebates: In May 2020, the government of the People’s Republic of China suspended certain tariffs that had been charged to consignees of our product on product imports retroactive to March 2020, which affected the sales price the Company realized. In addition, Shenghe began negotiating for certain tariff rebates from sales prior to March 2020, which affected Shenghe’s realized prices, and thus the contractual Prepaid Balance. These, in turn, affected the Company’s realized prices on prior sales. While additional tariff rebates were possible, the Company did not have insight into Shenghe’s negotiations or their probability of success, and such negotiations were outside of the Company’s control. Thus, the Company fully constrained estimates of any future tariff rebates that may have been realized at that time.
In January 2021, the Company received additional information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million of revenue. Since this rebate was recognized after the June 2020 Modification, this amount was treated as a reduction to the principal balance of the debt obligation, partially offset by a proportionate reduction in the related debt discount, as discussed in Note 8, “Debt Obligations.”
NOTE 5—RESTRICTED CASH
The Company’s restricted cash balances were as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Restricted cash, current	$3,765	$3,688
Restricted cash, non-current	9,115	9,100
Total restricted cash	$12,880	$12,788
The current restricted cash, which is included in “Prepaid expenses and other current assets” within the unaudited Condensed Consolidated Balance Sheets, principally relates to cash held in escrow. The non-current restricted cash is cash collateral posted for closure and post-closure surety bonding for the Mountain Pass site and a trust established with the California Department of Resources Recycling and Recovery, which is the state of California’s recycling and waste management program, for a closed onsite landfill.

NOTE 6—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2021	December 31, 2020
(in thousands)
Materials and supplies (1)	$6,362	$5,124
In-process (2)	26,356	24,524
Finished goods (3)	2,380	2,624
Total inventory	$35,098	$32,272
(1)Comprised of raw materials, spare parts, reagent chemicals, and packaging materials used in the production of rare earth products
(2)Primarily comprised of mined ore stockpiles and bastnaesite ore in various stages of the production process that are drawn down based on the demands of our mine production plan
(3)Primarily comprised of packaged bastnaesite ore that is ready for sale
NOTE 7—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment primarily relates to the Mountain Pass facility and open-pit mine. In addition to the mine, the facility includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, on-site evaporation ponds, a combined heat and power plant, water treatment facilities, a Chlor-Alkali plant, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructures. Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
(in thousands)
Machinery and equipment	$33,677	$22,911
Buildings	3,147	2,953
Land and land improvements	8,938	6,534
Assets under construction	70,125	46,814
Mineral rights	437,654	437,654
Property, plant and equipment	553,541	516,866
Less: Accumulated depreciation and depletion	(21,037)	(14,892)
Property, plant and equipment, net	$532,504	$501,974
The Company capitalized expenditures of $27.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Most of these expenditures related to vehicles, machinery, equipment, and certain other capital projects at the mine. Interest capitalized was less than $0.1 million for the three months ended March 31, 2021. No interest was capitalized for the three months ended March 31, 2020.
In February 2021, the Company acquired equipment, including trucks and loaders, in the aggregate amount of $9.4 million, which was purchased through seller-financed equipment notes. See also Note 8, “Debt Obligations,” and Note 18, “Supplemental Cash Flow Information.”
Depreciation expense for the three months ended March 31, 2021 and 2020, was $1.5 million and $1.2 million, respectively. Depletion expense for the three months ended March 31, 2021 and 2020, was $4.5 million and less than $0.1 million, respectively. There were no impairments recognized for the three months ended March 31, 2021 and 2020.

NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$—
Paycheck Protection Loan	3,364	3,364
Less: Unamortized debt issuance costs	(17,677)	—
Net carrying amount	675,687	3,364
Less: Current installments of long-term debt	(3,105)	(2,403)
Long-term debt, net of current portion	$672,582	$961

Long-term debt to related party
Offtake Advances	$60,401	$71,843
Less: Unamortized debt discount	(4,211)	(5,393)
Net carrying amount	56,190	66,450
Less: Current installments of long-term debt to related party	(38,457)	(22,070)
Long-term debt to related party, net of current portion	$17,733	$44,380
Convertible Notes
On March 26, 2021, the Company issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021. The gross proceeds received by the Company for the sale of the Convertible Notes were offset by $17.4 million of debt issuance costs paid as of March 31, 2021.
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes. As of March 31, 2021, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266 and the amount by which the Convertible Notes’ if-converted value exceeded its principal amount was $18.7 million.
Prior to January 1, 2026, at their election, holders of the Convertible Notes may convert their outstanding notes under the following circumstances: i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the conversion rate on each such trading day; iii) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or iv) upon the occurrence of specified corporate events set forth in the indenture governing the Convertible Notes. On or after January 1, 2026, and prior to the maturity date of the Convertible Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
The Convertible Notes may, at the Company’s election, be settled in cash, shares of Common Stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning on April 5, 2024.
If we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may require us to repurchase for cash all or any portion of their outstanding notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for holders who elect to convert their outstanding notes in connection with such corporate event or notice of redemption, as the case may be.
As of March 31, 2021, the principal amount of the Convertible Notes was $690.0 million and the associated unamortized debt issuance costs was $17.7 million, resulting in a net carrying amount of $672.3 million.
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Paycheck Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, matures on April 14, 2022, and bears interest at a rate of 1% per annum. Under the terms of the PPP, the Loan may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In November 2020, we applied for forgiveness of the entire balance in accordance with the requirements and limitations under the CARES Act and Small Business Administration (“SBA”) regulations and requirements. Based on guidance from the U.S. Department of the Treasury, since the proceeds exceeded $2.0 million, our application is subject to audit by the SBA. We are currently awaiting a determination on forgiveness of the Paycheck Protection Loan. Payments on the Loan are deferred until the SBA determines the amount to be forgiven.
Offtake Advances
In connection with the June 2020 Modification, which is discussed in Note 3, “Relationship and Agreements with Shenghe,” Shenghe agreed to fund an additional $35.5 million advance to the Company (previously defined as the “Second Additional Advance”) and the Company issued the Shenghe Warrant. For accounting purposes, the June 2020 Modification effectively replaced the deferred revenue arrangement relating to the Original Offtake Agreement with a debt obligation relating to the A&R Offtake Agreement and the issuance of the Shenghe Warrant.
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe is paid in the form of debt reduction, rather than cash. In addition, the Company must pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three months ended March 31, 2021, $9.2 million of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 18, “Supplemental Cash Flow Information”). No amounts were required to be paid based on sales to other parties or asset sales.
After consideration of the Second Additional Advance, the outstanding balance on the Offtake Advances, as of the date of the June 2020 Modification, was $94.0 million. Since the debt obligation was recorded at fair value, the result was a debt discount of $8.3 million. The A&R Offtake Agreement does not have a stated rate (and is non-interest-bearing), and repayment is contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income. The imputed interest rate is a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. Based on current forecasts, the Company expects to repay the obligation within the next two years. As of March 31, 2021, and December 31, 2020, $42.5 million and $25.7 million of the principal amount, respectively, was classified as current based on the Company’s expectations of the timing of repayment.
The actual amounts repaid may differ in timing and amount from the Company’s estimates and is updated each reporting period to determine the imputed interest rate, which will likely differ from the current estimated rate. The Company has determined that it will recognize adjustments from these estimates following a prospective method. Under the prospective method, the Company will update its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The updated rate will be the discount rate that equates the present value of those revised estimates of remaining reductions with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under the prospective method, the effective interest rate is not constant, and changes are recognized prospectively as an adjustment to the effective yield. The effective rate applicable from the June 5, 2020, inception to March 31, 2021, was between 4.41% and 6.59%. Based on the revised estimates of the timing of the remaining principal reductions as of March 31, 2021, the Company updated its estimate of the effective interest rate to 10.37% to be applied prospectively to future periods.
As discussed in Note 4, “Revenue Recognition,” in January 2021, the Company was informed of a $2.2 million tariff rebate Shenghe received, which increased the gross profit earned by Shenghe on certain prior period sales. As a result, for the three months ended March 31, 2021, the Company recorded a reduction in the principal amount of the debt obligation of $2.2 million and the corresponding debt discount of $0.2 million.
Equipment Notes
The Company has entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery, including agreements entered into in February 2021 (as further discussed below). The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 to 5 years and interest rates of between 0.0% and 6.5% per annum.
In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including an amount for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021.
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Equipment notes
Current	$2,614	$835
Non-current	8,997	1,267
	$11,611	$2,102
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended March 31,
(in thousands)	2021	2020
Interest expense	$1,165	$803
Capitalized interest	(11)	—
Interest expense, net	$1,154	$803
Interest expense related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2021	2020
Coupon interest	$24	$—
Amortization of debt issuance costs	48	—
Convertible Notes interest expense	$72	$—
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 5.0 years as of March 31, 2021.
As of March 31, 2021, none of the agreements or indentures governing our indebtedness contain financial covenants.

NOTE 9—LEASE OBLIGATIONS
The Company has operating and finance leases for certain office space, vehicles and equipment used in its operations, none of which are with related parties. Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	March 31, 2021	December 31, 2020
(in thousands)
Operating Leases:
Right-of-use assets	Other non-current assets	$579	$1,090

Operating lease liability, current	Other current liabilities	$333	$761
Operating lease liability, non-current	Other non-current liabilities	271	357
Total operating lease liabilities		$604	$1,118

Finance Leases:
Right-of-use assets	Finance lease right-of-use assets	$974	$1,028

Finance lease liability, current	Current portion of finance lease liabilities	$279	$266
Finance lease liability, non-current	Finance lease liabilities, net of current portion	687	736
Total finance lease liabilities		$966	$1,002
NOTE 10—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
Management estimated asset retirement obligations based on the requirements to reclaim its mine asset and related Mountain Pass facility. Minor reclamation activities related to discrete portions of our operations are ongoing. As of March 31, 2021, management estimates a significant portion of the cash outflows for the major reclamation and the retirement of the Mountain Pass facility will be incurred beginning in 2043.
As of March 31, 2021, the credit-adjusted risk-free rate ranged between 7.1% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no increments or decrements for the three months ended March 31, 2021 and 2020.
The balance as of March 31, 2021, and December 31, 2020, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the asset retirement obligations were $141.6 million and $142.3 million as of March 31, 2021, and December 31, 2020, respectively.
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of March 31, 2021, and December 31, 2020, the Company had financial assurance requirements of $38.5 million and $38.4 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies that are partially secured by restricted cash.
Environmental Obligations
The Company assumed certain environmental remediation liabilities related to the monitoring of groundwater contamination. The Company engaged an environmental consultant to develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, management developed an estimate of future cash payments for the remediation plan.
As of March 31, 2021, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 27 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no increments or decrements for the three months ended March 31, 2021 and 2020.

The total estimated aggregate undiscounted cost of $28.0 million and $28.2 million as of March 31, 2021, and December 31, 2020, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of March 31, 2021, and December 31, 2020, included current portions of $0.5 million.
NOTE 11—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 21.8% for the three months ended March 31, 2021, as compared to 0.0% for the three months ended March 31, 2020, due to a full valuation allowance as of March 31, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance, if any. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
NOTE 12—COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company becomes party to lawsuits, administrative proceedings, and government investigations, including environmental, regulatory, and other matters. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
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
NOTE 13—STOCKHOLDERS’ EQUITY
Common Stock and Preferred Stock
On November 17, 2020, in connection with the consummation of the Business Combination, FVAC amended and restated its first amended and restated certificate of incorporation (the “Second Amended and Restated Certificate of Incorporation”). Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company increased the number of authorized shares of all classes of capital stock from 221,000,000 shares to 500,000,000, consisting of (i) 450,000,000 shares of common stock (previously defined as “Common Stock”) and (ii) 50,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s Common Stock at $11.50 per share were issued during FVAC’s initial public offering (“IPO”) (the “Public Warrants”). The Public Warrants became exercisable on May 4, 2021, which was 12 months from the closing of FVAC’s IPO. The Public Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. These warrants qualify as equity instruments as they are indexed to the Company’s stock and settlement in shares is within the Company’s control. Accordingly, the Public Warrants are included in “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020.
Beginning on May 4, 2021, if the reported last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

Upon calling the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. The warrants will not be adjusted for issuance of common stock at a price below its exercise price. The Company is not required to net cash settle the Public Warrants.
On May 4, 2021, the Company announced that it will redeem all outstanding Public Warrants. For further discussion, see Note 19, “Subsequent Events.”
NOTE 14—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of March 31, 2021, there were 7,160,148 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation Expense: During the three months ended March 31, 2021, the Company recognized $5.7 million of stock-based compensation expense, which is principally included in the unaudited Condensed Consolidated Statements of Operations within “General and administrative.” There was no stock-based compensation expense recognized for the three months ended March 31, 2020.
NOTE 15—FAIR VALUE MEASUREMENTS
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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability and model-based valuation techniques (e.g., the Black-Scholes model) for which all significant inputs are observable in active markets.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
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
Cash, Cash Equivalents and Restricted Cash
The Company’s cash, cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy. The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate the fair value of cash, cash equivalents and restricted cash due to the short-term nature of these assets.
Convertible Notes
The fair value of the Company’s Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.
Offtake Advances
The Company’s Offtake Advances balance is classified within Level 3 of the fair value hierarchy because there are unobservable inputs that follow an imputed interest rate model to calculate the amortization of the embedded debt discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. This model-based valuation technique, for which there are unobservable inputs, was used to estimate the fair value of the liability balance classified within Level 3 of the fair value hierarchy as of March 31, 2021, and December 31, 2020.
Equipment Notes
The Company’s equipment notes are classified within Level 2 of the fair value hierarchy because there are inputs that are directly observable for substantially the full term of the liability. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair values of liabilities classified within Level 2 of the fair value hierarchy as of March 31, 2021, and December 31, 2020.
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,181,515	$1,181,515	$1,181,515	$—	$—
Restricted cash	$12,880	$12,880	$12,880	$—	$—
Financial liabilities:
Convertible Notes	$672,323	$711,882	$711,882	$—	$—
Offtake Advances	$56,190	$58,462	$—	$—	$58,462
Equipment notes	$11,611	$11,210	$—	$11,210	$—

	December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$519,652	$519,652	$519,652	$—	$—
Restricted cash	$12,788	$12,788	$12,788	$—	$—
Financial liabilities:
Offtake Advances	$66,450	$68,151	$—	$—	$68,151
Equipment notes	$2,102	$2,077	$—	$2,077	$—
NOTE 16—EARNINGS PER SHARE
Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended March 31,
	2021	2020
Weighted-average shares outstanding, basic	168,922,566	66,556,975
Assumed conversion of Public Warrants	7,922,357	—
Assumed conversion of Convertible Notes	1,038,961	—
Assumed conversion of restricted stock	1,176,133	—
Assumed conversion of restricted stock units	259,472	—
Weighted-average shares outstanding, diluted	179,319,489	66,556,975

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	For the three months ended March 31,
(in thousands, except share and per share data)	2021	2020
Calculation of basic EPS:
Net income	$16,119	$1,925
Weighted-average shares outstanding, basic	168,922,566	66,556,975
Basic EPS	$0.10	$0.03

Calculation of diluted EPS:
Net income	$16,119	$1,925
Interest expense, net of tax (1):
Convertible Notes	57	—
Diluted income	$16,176	$1,925
Weighted-average shares outstanding, diluted	179,319,489	66,556,975
Diluted EPS	$0.09	$0.03
(1)The three months ended March 31, 2021, was tax-effected at a rate of 21.8%. As discussed in Note 8, “Debt Obligations,” the Convertible Notes were issued in March 2021; therefore, no adjustment is required for the three months ended March 31, 2020.
NOTE 17—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into separate product sales agreements in which Shenghe purchases all newly-produced material at specified prices. Product sales from these agreements were $59.7 million and $20.6 million for the three months ended March 31, 2021 and 2020, respectively, and are discussed in more detail in Note 4, “Revenue Recognition,” including amounts recognized as deferred revenue.
Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $17.8 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.
Purchases: The Company purchases reagent products (produced by an unrelated third party manufacturer) used in the flotation process from Shenghe. Total purchases for the three months ended March 31, 2021 and 2020, totaled $0.7 million and $0.3 million, respectively.
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
Excluding payments of these minimums (which were treated as a reduction to the obligation), royalty expense was $0.5 million and the Company paid out $0.5 million for the three months ended March 31, 2020.
Services Reimbursed: The Company reimbursed JHL Capital Group Holdings for travel-related expenses in the amount of less than $0.1 million during the three months ended March 31, 2021, and $0.1 million during the three months ended March 31, 2020.
Accounts Receivable: As of March 31, 2021, and December 31, 2020, $13.8 million and $3.5 million of the accounts receivable, as stated on the unaudited Condensed Consolidated Balance Sheets, were receivable from a related party due to the Company’s sales agreements with Shenghe.
Indebtedness: The Company’s related-party debt is described in Note 8, “Debt Obligations.”

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$39	$37
Cash refund related to income taxes	$6	$—
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$9,407	$889
Property, plant and equipment purchased but not yet paid	$7,985	$360
Finance right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Revenue recognized in exchange for debt principal reduction (1)	$11,276	$—
(1)Of the amount for the three months ended March 31, 2021, $9.2 million pertained to product sales to Shenghe, as discussed in Note 8, “Debt Obligations,” and $2.0 million pertained to the tariff rebate, as discussed in Note 4, “Revenue Recognition.”
NOTE 19—SUBSEQUENT EVENTS
On May 4, 2021, the Company announced that it will redeem all of the outstanding Public Warrants to purchase shares of its Common Stock that were issued under the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent, for a redemption price of $0.01 per warrant (the “Redemption Price”), that remain outstanding following 5:00 p.m. New York City time on June 7, 2021 (the “Redemption Date”).
Under the terms of the Warrant Agreement, the Company is entitled to redeem all of such outstanding Public Warrants if the last sales price of the Common Stock is at least $18.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. This share price performance target has been met. At the direction of the Company, CST, in its capacity as warrant agent, has delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants.
In addition, in accordance with the Warrant Agreement, the Company’s Board of Directors has elected to require that all Public Warrants are to be exercised only on a “cashless basis.” Accordingly, holders may no longer exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant will be deemed to pay the $11.50 per warrant exercise price by the surrender of 0.3808 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders will receive 0.6192 of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants that remain unexercised at 5:00 p.m. New York City time on the Redemption Date will be delisted, void and no longer exercisable, and the holders will have no rights with respect to those Public Warrants, except to receive the Redemption Price.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
Overview
We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), an iconic American industrial asset, which is the only rare earth mining and processing site of scale in the Western Hemisphere and currently produces approximately 15% of global rare earth content.
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
We produce our materials at Mountain Pass, one of the world’s richest rare earth deposits, co-located with integrated state-of-the-art processing and separation facilities. We believe Mountain Pass is the only such integrated facility in the Western Hemisphere and one of the few separation facilities outside of Asia. We acquired the Mountain Pass assets in 2017, restarted operations from cold-idle status and embarked on a deliberate, two-stage plan to optimize the facility and position the Company for growth and profitability. We commenced mining, comminution, beneficiation, and tailings management operations, which we designated Stage I of our multi-stage optimization plan, between December 2017 and February 2018. We currently produce a rare earth concentrate that we sell to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., a leading global rare earth company that is publicly listed in China, which, in turn, sells that product to end customers in China. These customers separate the constituent REE contained in our concentrate and sell the separated products to various end users. We believe our concentrate represented approximately 15% of the rare earth content consumed in the global market in 2020. Upon completion of our Stage II optimization project, we anticipate separating rare earth oxides (“REO”) at our Mountain Pass site and selling our products directly to end users, at which time we would no longer sell our concentrate.
As technological innovation drives anticipated global growth in demand for REO, we also believe global economic trends, geopolitical realities and sustainability mandates are combining to further support an opportunity for us to create shareholder value. We believe businesses are increasingly prioritizing diversification and security of their global supply chains so as to reduce reliance on a single producer or region for critical supplies. This trend also has national security implications, as illustrated by a recent U.S. Presidential executive order requiring the U.S. government to review supply chains for critical minerals and other identified strategic materials, including rare earth elements, in an effort to ensure that the U.S. is not reliant on other countries, such as China. According to the CRU Group, China accounted for approximately 79% of global REO production in 2020. We believe an even higher percentage of the NdPr magnet supply chain is based in China. Finally, public and private interests are increasingly demanding sustainability throughout production value chains to limit negative environmental and societal impacts from business activity, including pollution and acceleration of climate change. As the only scaled source in North America for critical rare earths, with a processing facility designed to operate with best-in-class sustainability and a competitive cost structure, we believe we are well-positioned to thrive in a transforming global economy.

Recent Developments and Comparability of Results
Business Combination and Reverse Recapitalization
The Business Combination (as defined below) was consummated on November 17, 2020, pursuant to the terms of a merger agreement entered into on July 15, 2020 (the “Merger Agreement”). Pursuant to the Merger Agreement, MP Mine Operations LLC (“MPMO”) and Secure Natural Resources LLC (“SNR”), the company that holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth minerals, were combined with Fortress Value Acquisition Corp. (“FVAC”), a special purpose acquisition company (the “Business Combination”), and became indirect wholly-owned subsidiaries of FVAC, which was in turn renamed MP Materials Corp. The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, and the acquisition of SNR (the “SNR Mineral Rights Acquisition”) was treated as an asset acquisition. Furthermore, MPMO was deemed to be the accounting acquirer and FVAC the accounting acquiree, which, for financial reporting purposes, results in MPMO’s historical financial information becoming that of the Company.
Our Relationship and Agreements with Shenghe
Original Commercial Agreements
In May 2017, prior to our acquisition of the Mountain Pass facility, we entered into a set of commercial arrangements with Shenghe, which principally consisted of a technical services agreement (the “TSA”), an offtake agreement (the “Original Offtake Agreement”), and a distribution and marketing agreement (the “DMA”). Shenghe and its affiliates primarily engage in the mining, separation, processing and distribution of rare earth products. We also issued to Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”), the majority stockholder of Shenghe, a preferred interest in the Company, which was ultimately exchanged for shares of our common stock in connection with the Business Combination.
The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring the Mountain Pass facility to full operability. Shenghe also agreed to provide additional funding in the amount of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of the Mountain Pass facility. In addition to the repayment of the First Additional Advance in cash, pursuant to the Letter Agreement, the Initial Prepayment Amount was increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
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
Under the Original Offtake Agreement, upon the mine achieving certain milestones and being deemed commercially operational (which was achieved on July 1, 2019), we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at the Mountain Pass facility. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. The gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”). Under the Original Offtake Agreement, we were obliged to sell all Mountain Pass facility rare earth products to Shenghe until Shenghe had fully recouped all of its prepayments (i.e., the Prepaid Balance is reduced to zero), at which point the Original Offtake Agreement would terminate automatically.
As originally entered, the DMA was to become effective upon termination of the Original Offtake Agreement. The DMA provided for a distribution and marketing arrangement between the Company and Shenghe, subject to certain agreed exceptions. We retained the right to distribute our products directly to certain categories of customers. As compensation for Shenghe’s distribution and marketing services, the DMA entitled Shenghe to a portion of the net profits from the sale of rare earth products produced at the Mountain Pass facility.

Framework Agreement and Restructured Commercial Agreements
In May 2020, the Company entered into a framework agreement and amendment (the “Framework Agreement”) with Shenghe and Leshan Shenghe that significantly restructured the commercial arrangements and provided for, among other things, a revised funding amount and schedule to settle Shenghe’s prepayment obligations to the Company, as well as either the amendment or termination of the various agreements between the parties, as discussed below.
Pursuant to the Framework Agreement, we entered into an amended and restated offtake agreement with Shenghe on May 19, 2020 (the “A&R Offtake Agreement”), which, upon effectiveness, superseded and replaced the Original Offtake Agreement, and we issued to Shenghe a warrant on June 2, 2020 (the “Shenghe Warrant”). Pursuant to the Framework Agreement, Shenghe funded the remaining portion of the Initial Prepayment Amount and agreed to fund an additional $35.5 million advance to us (the “Second Additional Advance” and together with the Initial Prepayment Amount, inclusive of the $30.0 million increase pursuant to the Letter Agreement, the “Offtake Advances”), which amounts were fully funded on June 5, 2020. The Shenghe Warrant was ultimately exchanged for shares of our common stock in connection with the Business Combination.
Upon the funding of the remaining obligations on June 5, 2020, among other things, (i) the TSA and the DMA were terminated (as described below) and (ii) the A&R Offtake Agreement and the Shenghe Warrant became effective (such events are collectively referred to as the “June 2020 Modification”). Thus, at the present time, Leshan Shenghe’s and Shenghe’s involvement with the Company and the Mountain Pass facility consists of only the A&R Offtake Agreement.
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
The purchase price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. As with the Original Offtake Agreement, the A&R Offtake Agreement will terminate when Shenghe has fully recouped all of its prepayment funding. Following that termination, the Company will have no contractual arrangements with Shenghe for the distribution, marketing or sale of rare earth products.
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
Based on the relationship between (i) the deemed proceeds the Company would ultimately receive from the Initial Prepayment Amount (adjusted for (a) the fair value of the preferred interest provided to Shenghe at the time of entering into the aforementioned commercial arrangements and (b) the fair value allocated to the modification to the revenue arrangement) and (ii) the contractual amount owed to Shenghe (i.e., the Prepaid Balance, which included the Initial Prepayment Amount and the additional $30.0 million adjustment to the Prepaid Balance in connection with the Letter Agreement) at the time, the June 2017 Modification resulted in an implied discount of 36% on the Company’s sales prices to Shenghe under the Original Offtake Agreement, for accounting purposes (the “Shenghe Implied Discount”). The Shenghe Implied Discount applied only to sales made to Shenghe between July 2019 and early June 2020.

Beginning in July 2019 and through early June 2020, the Company periodically agreed on a cash sales price, which was intended to approximate the Company’s cash cost of production, with Shenghe for each metric ton (“MT”) of rare earth concentrate delivered by the Company. Such sales during this period were made under the Original Offtake Agreement and also reflected the Shenghe Sales Discount. The Company recognized the cash sales prices as revenue upon each sale. In addition, since the Shenghe Implied Discount applied to sales made to Shenghe during the period from July 2019 through early June 2020, we also recognized an amount of deferred revenue applicable to these sales equal to 64% of the gross profit realized by Shenghe of this product to its own customers.
For example, for a hypothetical shipment of REO to Shenghe on which it realized gross profit of $1.00 (the difference between the sales price to its customers and its cash cost paid to us), we would recognize $0.64 as non-cash revenue through a reduction in the deferred revenue balance, and the remaining $0.36 would not be recorded as revenue. The full gross profit amount realized by Shenghe on such sales reduced the Prepaid Balance (and consequently, our contractual obligations to Shenghe). Shenghe’s gross profit is influenced by market conditions as well as import duties, which were imposed on our products by the General Administration of Customs of the People’s Republic of China during this period. See also “Key Performance Indicators” section.
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
As a result of the June 2020 Modification, the amount of revenue we recorded for periods that included any portion of the period from July 1, 2019, until June 5, 2020, is not comparable, in the aggregate or on a per unit basis, to the amount of revenue recorded in other periods that commenced after June 5, 2020. Furthermore, assuming static market prices, we would expect to record more revenue per REO MT sold subsequent to June 5, 2020. See also “Key Performance Indicators” section.
Tariff-Related Rebates
Starting in May 2020, the government of the People’s Republic of China granted retroactive tariff relief to certain importers of rare earth minerals including Shenghe and its affiliates and other consignees of our products, relating to periods prior to the formal lifting of the tariffs. As a result, Shenghe’s actual realized prices for the REO sold prior to May 2020 were higher than originally reported to us and resulted in tariff rebates to end customers, which contractually were due to Shenghe. On account of these rebates in the second and third quarters of 2020 and the first quarter of 2021, we received from Shenghe certain credits against our contractual commitments to them.
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (known as “COVID-19”) began to impact the population of China, where our principal customer is located. The outbreak of COVID-19 has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the global economy. In December 2019, a series of emergency quarantine measures taken by the Chinese government disrupted domestic business activities in China during the weeks after the initial outbreak of COVID-19. These disruptions have occurred periodically since the start of COVID-19 outbreak as measures intended to impede the spread of the virus have adapted. Since the initial COVID-19 outbreak, many countries, including the United States, have imposed restrictions on travel to and from China and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19.
At the onset of the outbreak, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020 and continuing into the first quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities, which has been exacerbated by COVID-19. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
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
Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similarly-titled measures presented by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2021	2020	$	%
REO production volume (MTs)	9,849	9,682	167	2%
REO sales volume (MTs)	9,793	8,321	1,472	18%
Realized price per REO MT	$5,891	$2,544	$3,347	132%
Production cost per REO MT	$1,475	$1,300	$175	13%
REO Production Volume
We measure our REO-equivalent production volume for a given period in metric tons, our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency.
The rare earth concentrate we currently produce is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of embedded REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals and water. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore. Upon the completion of our Stage II optimization project, we expect to refine our rare earth concentrate to produce separated rare earths, including separated NdPr oxide. See also “Key Factors Affecting Our Performance” section below.
REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale. Our REO sales volume is a key measure of our ability to convert our production into revenue.
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our Total Value Realized (see below) for a given period and (ii) our REO sales volume for the same period. We define Total Value Realized, which is a non-GAAP financial measure, as our product sales adjusted for (x) the revenue impact of tariff-related rebates from Shenghe on account of prior sales, (y) in connection with our sales of REO to Shenghe between July 1, 2019, and June 5, 2020, the Shenghe Implied Discount, and (z) sales of legacy stockpiles. The Shenghe Implied Discount is equal to the difference between (i) Shenghe’s average realized price, net of taxes, tariffs and certain other agreed-upon charges (such as one-time demurrage charges) on our products once sold to their ultimate customers and (ii) the amount of revenue we recognized on the sales of those products to Shenghe for sales between July 1, 2019, and June 5, 2020, which includes the non-cash portion discussed above.

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
Realized price per REO MT is an important measure of the market price of our product. Accordingly, we calculate realized price per REO MT to reflect a consistent basis between periods by eliminating the impact of recognizing revenue at a discount during the period between July 1, 2019, and June 5, 2020, and the revenue impact of tariff-related rebates. See the “Non-GAAP Financial Measures” section below for a reconciliation of our Total Value Realized, which is a non-GAAP financial measure, to our product sales, which is determined in accordance with GAAP, as well as the calculation of realized price per REO MT.
Production Cost per REO MT
We calculate the production cost per REO MT for a given period as the quotient of: (i) our Production Costs (see below) for a given period and (ii) our REO sales volume for the same period. We define Production Costs, which is a non-GAAP financial measure, as our cost of sales (excluding depletion, depreciation and amortization) less costs attributable to sales of legacy stockpiles, stock-based compensation expense included in cost of sales (as opposed to general and administrative), and shipping and freight costs, for a given period.
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
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of July 1, 2020, SRK Consulting (U.S.), Inc., an independent consulting firm that we have retained to assess our reserves, estimates total proven and probable reserves of 1.5 million short tons of REO contained in 21.1 million short tons of ore at Mountain Pass, with an average ore grade of 7.06%. These estimates use an estimated economical cut-off of 3.83% total

REO. Based on these estimated reserves and our expected annual production rate of REO upon completion of our Stage II optimization project, our expected mine life is approximately 24 years. We expect to be able to significantly grow our expected mine life through exploratory drilling programs and incorporation of the profitability uplift of our Stage II optimization project over time.
Mining activities in the United States are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.
Maximizing Production Efficiency
In 2020, REO production was approximately 3.2x greater than the highest ever production in a twelve-month period by the former operator using the same capital equipment. We achieved these results through an optimized reagent scheme, lower process temperatures, better management of the tailings facility, and a commitment to operational excellence, driving approximately 95% uptime. We also believe that our Stage I optimization initiatives enabled us to achieve world-class production cost levels for rare earth concentrate. All of these achievements enabled us to become operating cash flow positive, despite significant Chinese trade tariffs on ore and concentrates in place over the optimization period. These trade tariffs were recently suspended, further enhancing the earnings power of our Stage I operations.
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
Development of Our REE Refining Capabilities and Other Opportunities
Our Stage II optimization process is focused on advancing from concentrate production to the separation of individual REE. Engineering, procurement, construction and other recommissioning activities are underway and involve upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per volume of REO produced than the prior operator of the Mountain Pass facility. As part of our Stage II optimization project, we plan to reintroduce a roasting circuit, reorient the plant process flow, increase product finishing capacity, improve wastewater management and make other improvements to materials handling and storage, in addition to recommissioning our currently-idled CHP plant to produce electricity. Our process redesign for the Stage II optimization project is complete and we believe that our Stage II optimization project investments will enable us to increase the recovery of NdPr from our concentrate, increase NdPr production, and lower the cost of production, in each case, as compared to the prior owner’s operations. Upon the completion of Stage II, we expect to be a low-cost producer of separated NdPr oxide, which represents a majority of the value contained in our ore.
Following the completion of our Stage II optimization project, we believe we will then be in a position to consider opportunities to integrate further downstream into the business of upgrading NdPr into metal alloys and magnets, ultimately expanding our presence as a global source for rare earth magnetics. We also believe integration into magnet production would provide some protection from commodity pricing volatility, while enhancing our business profile and profitability as the producer of a critical industrial output in addition to a producer of resources. Geopolitical developments are creating an increased urgency to bring critical rare earth mining and refining production capability to the United States and to restore the full U.S. magnetics supply chain.
The completion of our Stage II optimization project and any development of Stage III is expected to be capital intensive. During the first quarter of 2021, we revised the scope of our Stage II optimization project to include process design innovations that reduce reagent consumption by greater than 10% while increasing the planned recovery of separated REO and improving potential product mix. We expect to be able to reach targeted production rates and profitability in 2023 without the need to recommission our chlor-alkali facility, which we previously estimated would cost approximately $30 million. We believe this significantly reduces the operational risks in achieving our targeted profitability. We now expect to invest a total of approximately $220 million on our Stage II optimization project, principally in 2021 and 2022. Our estimated costs or estimated time to completion may increase, potentially significantly, due to factors outside of our control. While we believe we have sufficient cash resources to fund our Stage II optimization and operating working capital in the near term, we cannot assure this. Any delays in our ongoing optimization plans or substantial cost increases related to their execution could significantly impact our ability to maximize our revenue opportunities and adversely impact our business and cash flows.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Product sales:
Product sales—Shenghe	$59,739	$20,561	$39,178	191%
Product sales—third parties	232	158	74	47%
Total product sales	59,971	20,719	39,252	189%

Operating costs and expenses:
Cost of sales (1)	17,936	12,667	5,269	42%
Royalty expense to SNR	—	487	(487)	(100)%
General and administrative	13,583	3,084	10,499	340%
Depreciation, depletion and amortization	6,150	1,271	4,879	384%
Accretion of asset retirement and environmental obligations	593	564	29	5%
Total operating costs and expenses	38,262	18,073	20,189	112%
Operating income	21,709	2,646	19,063	720%
Other income, net	55	82	(27)	(33)%
Interest expense, net	(1,154)	(803)	(351)	44%
Income before income taxes	20,610	1,925	18,685	971%
Income tax expense	(4,491)	—	(4,491)	n.m.
Net income	$16,119	$1,925	$14,194	737%
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.
Product sales, which consists primarily of our sales of REO concentrate to Shenghe, increased year over year by $39.3 million, or 189%, to $60.0 million for the three months ended March 31, 2021. The increase was driven by higher REO sales volume, which increased by 1,472 MTs to 9,793 MTs for the three months ended March 31, 2021, as compared to the prior year, and a higher realized price per REO MT, which increased by 132% year over year for the three months ended March 31, 2021. REO sales volume can vary period-to-period based on the timing of shipments, but sales volumes generally track our production volumes over time given our take-or-pay arrangement with Shenghe. The increase in REO production volume for the three months ended March 31, 2021, as compared to the prior year, reflects a modest improvement in the efficiency of our processing operations despite slightly fewer production days. The increase in realized price per REO MT is reflective of higher demand for rare earth products. Product sales for the three months ended March 31, 2020, were negatively impacted by the Shenghe Implied Discount, in which $0.6 million of the value of products sold to Shenghe during the three months ended March 31, 2020, was not recognized as product sales. As mentioned above, starting June 5, 2020, the accounting treatment specific to the Shenghe Implied Discount was no longer required. See the “Quarterly Performance Trend” section below for further discussion on realized price per REO MT.
Cost of sales (excluding depreciation, depletion and amortization) consists of production- and processing-related labor costs (including wages and salaries, benefits, and bonuses), mining and processing supplies (such as reagents), parts and labor for the maintenance of our mining fleet and processing facilities, other facilities-related costs (such as utilities), packaging materials, and shipping and freight costs.

Cost of sales increased year over year by $5.3 million, or 42%, to $17.9 million for the three months ended March 31, 2021. The increase was driven by higher sales volume. The increase in production cost per REO MT from $1,300 for the three months ended March 31, 2020, to $1,475 for the three months ended March 31, 2021, reflects higher material and supplies costs, partially driven by a temporary reagent trial and COVID-19-impacted freight-in costs, as well as higher payroll costs. In addition, during the first quarter of 2021, we incurred costs associated with a scheduled outage, with no similar outage in the first quarter of 2020. We believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies largely offsetting raw material and logistics pressures. We anticipate additional efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time.
Royalty expense to SNR for the three months ended March 31, 2020, related to our prior obligation to pay SNR for the right to extract rare earth ores contained in our mine and was based on 2.5% of product sales, subject to certain minimums. Following the Business Combination, we do not incur royalty expenses on a consolidated basis. See Note 17, “Related-Party Transactions,” to our unaudited Condensed Consolidated Financial Statements.
General and administrative expenses consist primarily of accounting, finance, executive, and administrative personnel costs, including stock-based compensation expense related to these personnel; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; facilities rent and other costs; office supplies; property taxes; general facilities expenses; certain environmental, health, and safety expenses; and gain or loss on sale or disposal of long-lived assets.
General and administrative expenses increased year over year by $10.5 million, or 340%, to $13.6 million for the three months ended March 31, 2021, reflecting $4.4 million in stock-based compensation expense primarily from grants of restricted stock and restricted stock units (“Stock Awards”) made during the fourth quarter of 2020 related to the Business Combination. Prior to the fourth quarter of 2020, we had not granted any Stock Awards nor recorded any stock-based compensation expense. Excluding this item, the increase was $6.1 million, or 199%, mainly due to increases in personnel costs, professional service costs, and legal fees, which were incurred to support our operations as a public company.
Depreciation, depletion and amortization consist of depreciation of property, plant and equipment related to our mining equipment and processing facilities, depletion of our mineral resources, and amortization of capitalized computer software (prior to the adoption of Accounting Standards Update No. 2018-15). Depreciation, depletion and amortization increased year over year by $4.9 million, or 384%, to $6.2 million for the three months ended March 31, 2021, reflecting the impact of additional equipment purchases and depletion of the mineral rights resulting from the SNR Mineral Rights Acquisition in November 2020.
Accretion of asset retirement and environmental obligations is based on the requirement to reclaim and remediate the land surrounding our mine and processing facilities upon the expiration of the mineral lease and on the estimated future cash flow requirement to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligation remained relatively flat year over year.
Other income, net, which consists mainly of interest income, remained relatively flat year over year.
Interest expense, net consists of the amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below); the amortization of the discount on our debt obligation to Shenghe; interest expense associated with promissory notes with certain investment funds managed by and/or affiliated with JHL Capital Group and QVT Financial, which were repaid in full upon the consummation of the Business Combination; and the expense associated with the 0.25% per annum interest rate on our Convertible Notes, offset by interest capitalized. Interest expense, net increased year over year by $0.4 million, or 44%, to $1.2 million for the three months ended March 31, 2021, reflecting interest expense from the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the three months ended March 31, 2021, we capitalized interest of less than $0.1 million. No interest was capitalized for the three months ended March 31, 2020.
Income tax expense consists of an estimate of U.S. federal and state income taxes and income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. Income tax expense was $4.5 million for the three months ended March 31, 2021, and related to current year activity, and zero for the three months ended March 31, 2020, due to a full valuation allowance.

Quarterly Performance Trend
While our business is not seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, the efficiency improvements we made in the processing of our rare earth materials resulted in significantly higher production of REO starting in the third quarter of 2019.
The following table presents our REO production and sales volumes, as well as our realized price per REO MT, for the quarterly periods indicated:

	FY2021	FY2020				FY2019
(in whole units or dollars)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
REO production volume (MTs)	9,849	9,337	10,197	9,287	9,682	8,673	9,417	5,490	4,040
REO sales volume (MTs)	9,793	10,320	9,429	10,297	8,321	8,561	9,852	4,533	3,875
Realized price per REO MT (1)	$5,891	$4,070	$3,393	$3,093	$2,544	$2,389	$2,967	$3,081	$2,902
(1)Our realized price per REO MT for the quarterly periods prior to the second quarter of 2020 were adversely impacted by the imposition of Chinese import duties in 2018 (and subsequent increase in May 2019). The import duties were lifted in May 2020.
Non-GAAP Financial Measures
We present Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures are similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
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

	For the three months ended March 31,
(in thousands, unless otherwise stated)	2021	2020
Product sales	$59,971	$20,719
Adjusted for:
Shenghe Implied Discount (1)	—	607
Other (2)	(2,282)	(158)
Total Value Realized	$57,689	$21,168

Total Value Realized	$57,689	$21,168
Divided by:
REO sales volume (in MTs)	9,793	8,321
Realized price per REO MT (in dollars) (3)	$5,891	$2,544
(1)Represents the difference between the contractual amount realized by Shenghe and the amount of deferred revenue we recognized.
(2)The amount for the three months ended March 31, 2021, pertains primarily to a tariff rebate due to the retroactive effect of lifting the Chinese tariffs in May 2020.
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

	For the three months ended March 31,
(in thousands, unless otherwise stated)	2021	2020
Cost of sales (excluding depreciation, depletion and amortization)	$17,936	$12,667
Adjusted for:
Costs attributable to sales of stockpiles	(73)	(150)
Stock-based compensation expense (1)	(1,318)	—
Shipping and freight	(2,098)	(1,702)
Production Costs	$14,447	$10,815

Production Costs	$14,447	$10,815
Divided by:
REO sales volume (in MTs)	9,793	8,321
Production cost per REO MT (in dollars) (2)	$1,475	$1,300
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales (as opposed to general and administrative).
(2)May not recompute as presented due to rounding.

Adjusted EBITDA
We calculate Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; transaction-related and other non-recurring costs; non-cash accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; royalty expense to SNR; tariff rebates; and other income, net. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
Our Adjusted EBITDA does not reflect our results of operations on a comparable basis between periods due to the accounting treatment of the modifications of our agreements with Shenghe (see the “Recent Developments and Comparability of Results” section above). Accordingly, our Adjusted EBITDA trend for the periods presented may not be indicative of future trends. If the Shenghe Implied Discount applicable to sales made under the Original Offtake Agreement had been included in our deferred revenue, our Adjusted EBITDA for the three months ended March 31, 2020, would have been higher by $0.6 million.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2021	2020
Net income	$16,119	$1,925
Adjusted for:
Depreciation, depletion and amortization	6,150	1,271
Interest expense, net	1,154	803
Income tax expense	4,491	—
Stock-based compensation expense (1)	5,673	—
Transaction-related and other non-recurring costs (2)	1,058	212
Accretion of asset retirement and environmental obligations	593	564
Gain on sale or disposal of long-lived assets (3)	(133)	—
Royalty expense to SNR	—	487
Tariff rebate (4)	(2,050)	—
Other income, net	(55)	(82)
Adjusted EBITDA	$33,000	$5,180
(1)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Amount for the three months ended March 31, 2021, relates to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021. The Company did not receive any proceeds from the secondary equity offering.
(3)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents non-cash revenue recognized during the three months ended March 31, 2021, in connection with a tariff rebate received relating to product sales from prior periods.

Adjusted Net Income
We calculate Adjusted Net Income as our GAAP net income or loss excluding the impact of depletion; stock-based compensation expense; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; royalty expense to SNR; tariff rebates; and other income or loss, net; adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted Net Income excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. As a result of the SNR Mineral Rights Acquisition, the mineral rights for the rare earth ores contained in our mine were recorded at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset which will cause depletion to be meaningfully higher in future periods. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
Our Adjusted Net Income does not reflect our results of operations on a comparable basis between periods primarily due to the accounting treatment of the modifications of our agreements with Shenghe (see the “Recent Developments and Comparability of Results” section above). Accordingly, our Adjusted Net Income trend for the periods presented may not be indicative of future trends.
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2021	2020
Net income	$16,119	$1,925
Adjusted for:
Depletion (1)	4,531	29
Stock-based compensation expense (2)	5,673	—
Transaction-related and other non-recurring costs (3)	1,058	212
Gain on sale or disposal of long-lived assets (4)	(133)	—
Royalty expense to SNR	—	487
Tariff rebate (5)	(2,050)	—
Other income, net	(55)	(82)
Tax impact of adjustments (6)	(1,966)	—
Adjusted Net Income	$23,177	$2,571
(1)Principally includes the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine, which were recorded in connection with the SNR Mineral Rights Acquisition at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset.
(2)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Amount for the three months ended March 31, 2021, relates to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021. The Company did not receive any proceeds from the secondary equity offering.
(4)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents non-cash revenue recognized during the three months ended March 31, 2021, in connection with a tariff rebate received relating to product sales from prior periods.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 21.8% and 0% for the three months ended March 31, 2021 and 2020, respectively. The rate for the three months ended March 31, 2020, reflects a full valuation allowance.

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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities (1)	$9,335	$3,734
Additions of property, plant and equipment	(19,298)	(618)
Free Cash Flow	$(9,963)	$3,116
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, we recognized $11.3 million of non-cash revenue during the three months ended March 31, 2021, which was retained by Shenghe to reduce our outstanding debt obligation.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Historically, our principal sources of liquidity have been the Offtake Advances from Shenghe, issuances of notes or other debt, and net cash from operating activities. More recently, through the consummation of the Business Combination, including the PIPE Financing, and the issuance of the Convertible Notes (as discussed further below), we raised $504.4 million and $672.6 million in net proceeds, respectively.
As of March 31, 2021, we had $1,181.5 million of cash and cash equivalents, $693.4 million principal amount of long-term debt (to third parties) and $60.4 million principal amount of related-party debt pertaining to our Offtake Advances with Shenghe.
We believe that our cash flows from operations and cash on hand is adequate to meet our liquidity requirements for the foreseeable future. Our current working capital needs relate mainly to our mining and beneficiation operations. Our principal capital expenditure requirements relate mainly to the periodic replacement of mining or processing equipment, as well as our Stage II optimization project to recommission and optimize our idled refining facilities. Our future capital requirements will depend on several factors, including future acquisitions and potential additional investments in further downstream production (for example, pursuit of any Stage III downstream opportunities for the production of rare-earth-based magnets and/or other finished components). If our available resources prove inadequate to fund our plans or commitments, we may be forced to revise our strategy and business plans or could be required, or elect, to seek additional funding through public or private equity or debt financings; however, such funding may not be available on terms acceptable to us, if at all.
Debt and Other Long-Term Obligations
Convertible Notes: On March 26, 2021, we issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021. The gross proceeds received by the Company for the sale of the Convertible Notes were offset by $17.4 million of debt issuance costs paid as of March 31, 2021.
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes.
Prior to January 1, 2026, at their election, holders of the Convertible Notes may convert their outstanding notes under the following circumstances: i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the conversion rate on each such trading day; iii) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or iv) upon the occurrence of specified corporate events set forth in the indenture governing the Convertible Notes. On or after January 1, 2026, and prior to the maturity date of the Convertible Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
The Convertible Notes may, at the Company’s election, be settled in cash, shares of Common Stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning on April 5, 2024.
If we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may require us to repurchase for cash all or any portion of their outstanding notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for holders who elect to convert their outstanding notes in connection with such corporate event or notice of redemption, as the case may be.
We intend to allocate an amount equal to the net proceeds from the Convertible Notes offering to existing or future investments in, or the financing or refinancing of, eligible “green projects.” Eligible green projects are intended to reduce the Company’s environmental impact and/or enable the production of low-carbon technologies. We aim to achieve a level of allocation for eligible green projects which matches the amount of such net proceeds. Pending such allocation of the net proceeds to eligible green projects, we intend to use the net proceeds from the Convertible Notes offering for general corporate purposes.
Offtake Advances: As of March 31, 2021, we had debt recorded to Shenghe with a carrying amount of $56.2 million, of which $60.4 million was principal and $4.2 million was debt discount. The debt to Shenghe is to be satisfied primarily through product sales, as described above, where partial non-cash consideration is received by the Company in the form of debt reduction (generally equal to approximately 15% of the ultimate market value of the REO, excluding tariffs, duties and certain other charges). Additional cash payments will be required as a result of sales of offtake products to other parties, and under certain other conditions. See also “Recent Developments and Comparability of Results” section above.
We follow an imputed interest rate model to calculate the amortization of the embedded discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. The effective rate applicable from the June 5, 2020, inception to March 31, 2021, was between 4.41% and 6.59%. As of March 31, 2021, we estimated the timing of repayment to be within two years and an updated imputed interest rate of 10.37%. The relative increase in rates is primarily due to changes in expected market prices, which will result in earlier anticipated repayment of the outstanding balance through the various mechanisms, and result in a higher implicit interest rate in order to fully amortize the debt discount concurrent with the expected final repayment of the debt balance.
Paycheck Protection Loan: In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Paycheck Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, matures on April 14, 2022, and bears interest at a rate of 1% per annum. Under the terms of the PPP, the Loan may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In November 2020, we applied for forgiveness of the entire balance in accordance with the requirements and limitations under the CARES Act and Small Business Administration (“SBA”) regulations and requirements. Based on guidance from the U.S. Department of the Treasury, since the proceeds exceeded $2.0 million, our application is subject to audit by the SBA. We are currently awaiting a determination on forgiveness of the Paycheck Protection Loan. Payments on the Loan are deferred until the SBA determines the amount to be forgiven.
Equipment Notes: We entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of March 31, 2021, we had $11.6 million in principal (and accrued interest) outstanding under the equipment notes.
In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including an amount for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021.

Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s Common Stock at $11.50 per share were issued during FVAC’s initial public offering (“IPO”) (the “Public Warrants”). The Public Warrants became exercisable on May 4, 2021, which was 12 months from the closing of FVAC’s IPO.
On May 4, 2021, the Company announced that it will redeem all of the outstanding Public Warrants to purchase shares of its Common Stock that were issued under the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, for a redemption price of $0.01 per warrant, that remain outstanding following 5:00 p.m. New York City time on June 7, 2021. In addition, in accordance with the Warrant Agreement, the Company’s Board of Directors has elected to require that all Public Warrants are to be exercised on a “cashless basis.” This cashless exercise reduces the dilution to our stockholders by settling the net value of the Public Warrants in equity, without raising the approximately $132 million underlying the cash exercise of the Public Warrants. For further information, see Note 19, “Subsequent Events,” to our unaudited Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Net cash provided by operating activities	$9,335	$3,734	$5,601	150%
Net cash used in investing activities	$(19,173)	$(618)	$(18,555)	n.m.
Net cash provided by (used in) financing activities	$671,793	$(210)	$672,003	n.m.
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: The increase in net cash provided by operating activities of $5.6 million for the three months ended March 31, 2021, compared to the prior year, mainly reflects the increase in product sales (as discussed above), offset by a reduction due to the timing of payment of working capital items, such as accounts receivable. In addition, of our product sales, $11.3 million was excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
Net Cash Used in Investing Activities: Our current, recurring capital expenditure needs consist mainly of purchases of property, plant and equipment, including mining equipment. The increase in net cash used in investing activities of $18.6 million for the three months ended March 31, 2021, compared to the prior year, was mainly attributable to an increase in capital expenditures relating primarily to expenditures related to our Stage II optimization project, as well as commissioning of our CHP facility and water treatment plant.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities was $671.8 million for the three months ended March 31, 2021, compared to net cash used in financing activities of $0.2 million in the prior year. The change primarily relates to the gross proceeds received from the issuance of the Convertible Notes in March 2021 of $690.0 million, offset by $17.4 million of debt issuance costs paid as of March 31, 2021.
Off-Balance Sheet Commitments and Arrangements
We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2021.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to our unaudited Condensed Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 31, 2021, as compared to those discussed in our Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes that occurred during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be subject to legal and governmental proceedings and claims in the ordinary course of business. We are not currently a party to any material legal or governmental proceedings and, to our knowledge, none is threatened.
ITEM 1A.    RISK FACTORS
There were no material changes to the risk factors disclosed in “Item 1. Business, Item 1A. Risk Factors,” in our Form 10-K for the year ended December 31, 2020, as filed with the United States Securities and Exchange Commission on March 22, 2021, except as set forth below.
Risks Relating to our Convertible Notes
The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of Convertible Notes in March 2021. In the event the conditional conversion feature of our Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their Convertible Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, holders of the Convertible Notes will have the right to require us to repurchase their notes for cash upon the occurrence of certain fundamental changes. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2021.

ITEM 6.    EXHIBITS

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

4.2
Indenture, dated as of March 26, 2021, by and between MP Materials Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 26, 2021).

4.3
Form of 0.25% Green Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 26, 2021).

10.1†	MP Materials Corp. 2021 Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 22, 2021).

10.2
Registration Rights Agreement, dated as of March 26, 2021, by and among MP Materials Corp. and BofA Securities, Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers of the Convertible Notes (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2021).

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

MP MATERIALS CORP.

Dated:	May 13, 2021	By:	/s/ James H. Litinsky
James H. Litinsky
Chairman and Chief Executive Officer