Form 10-Q
period 2021-06-30
MP Materials Corp. / DE
filed 2021-08-09
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39277
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2021, the number of shares of the registrant’s common stock outstanding was 177,747,598.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2021 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•uncertainties relating to the COVID-19 pandemic, including the Delta variant;
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

•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K or described in our Form 10-Q for the quarterly period ended March 31, 2021 (the “First Quarter Form 10-Q”), or as described in the other documents and reports we file with the Securities and Exchange Commission (“SEC”).
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K and in our First Quarter Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$1,196,875	$519,652
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	8,178	3,589
Inventories	35,501	32,272
Prepaid expenses and other current assets	5,558	5,534
Total current assets	1,246,112	561,047
Non-current assets
Restricted cash	9,118	9,100
Property, plant and equipment, net	560,616	501,974
Finance lease right-of-use assets	884	1,028
Other non-current assets	1,226	1,139
Total non-current assets	571,844	513,241
Total assets	$1,817,956	$1,074,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$37,730	$16,159
Current installments of long-term debt	—	2,403
Current installments of long-term debt—related party	45,796	22,070
Current portion of finance lease liabilities	256	266
Other current liabilities	6,505	2,163
Total current liabilities	90,287	43,061
Non-current liabilities
Asset retirement obligations	26,488	25,570
Environmental obligations	16,612	16,602
Long-term debt, net of current portion	673,174	961
Long-term debt—related party, net of current portion	—	44,380
Finance lease liabilities, net of current portion	639	736
Deferred income taxes	95,578	87,473
Other non-current liabilities	8,553	1,628
Total non-current liabilities	821,044	177,350
Total liabilities	911,331	220,411
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,748,487 and 170,719,979 shares issued and outstanding, as of June 30, 2021, and December 31, 2020, respectively)	18	17
Additional paid-in capital	925,944	916,482
Accumulated deficit	(19,337)	(62,622)
Total stockholders’ equity	906,625	853,877
Total liabilities and stockholders’ equity	$1,817,956	$1,074,288
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Product sales (including related party)	$73,118	$30,391	$133,089	$51,110

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	17,955	16,865	35,891	29,532
Write-down of inventories	1,809	—	1,809	—
Royalty expense to SNR	—	366	—	853
General and administrative	13,631	5,843	27,214	8,927
Depreciation, depletion and amortization	6,666	1,382	12,816	2,653
Accretion of asset retirement and environmental obligations	592	564	1,185	1,128
Settlement charge	—	66,615	—	66,615
Total operating costs and expenses	40,653	91,635	78,915	109,708
Operating income (loss)	32,465	(61,244)	54,174	(58,598)
Other income, net	3,504	155	3,559	237
Interest expense, net	(2,639)	(1,066)	(3,793)	(1,869)
Income (loss) before income taxes	33,330	(62,155)	53,940	(60,230)
Income tax expense	(6,164)	(336)	(10,655)	(336)
Net income (loss)	$27,166	$(62,491)	$43,285	$(60,566)

Net income (loss) per share:
Basic	$0.16	$(0.92)	$0.25	$(0.90)
Diluted	$0.15	$(0.92)	$0.24	$(0.90)

Weighted-average shares outstanding:
Basic	172,677,923	68,095,422	170,810,353	67,326,198
Diluted	193,145,644	68,095,422	186,282,857	67,326,198
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three months ended June 30, 2021 and 2020
	Preferred Stock		Common Stock		Shenghe Warrant	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2021	—	$—	170,745,864	$17	$—	$921,643	$(46,503)	$875,157
Redemption of Public Warrants	—	—	7,080,005	1	—	(2)	—	(1)
Stock-based compensation	—	—	18,402	—	—	4,498	—	4,498
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(5,784)	—	—	(193)	—	(193)
Net income	—	—	—	—	—	—	27,166	27,166
Other	—	—	—	—	—	(2)	—	(2)
Balance as of June 30, 2021	—	$—	177,748,487	$18	$—	$925,944	$(19,337)	$906,625

Balance as of April 1, 2020	—	$—	66,556,975	$7	$—	$22,768	$(38,872)	$(16,097)
Issuance of Shenghe Warrant	—	—	5,384,563	—	53,846	—	—	53,846
Net loss	—	—	—	—	—	—	(62,491)	(62,491)
Balance as of June 30, 2020	—	$—	71,941,538	$7	$53,846	$22,768	$(101,363)	$(24,742)

	Six months ended June 30, 2021 and 2020
	Preferred Stock		Common Stock		Shenghe Warrant	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	170,719,979	$17	$—	$916,482	$(62,622)	$853,877
Redemption of Public Warrants	—	—	7,080,005	1	—	(2)	—	(1)
Stock-based compensation	—	—	54,722	—	—	10,171	—	10,171
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(16,219)	—	—	(527)	—	(527)
Net income	—	—	—	—	—	—	43,285	43,285
Other	—	—	—	—	—	(180)	—	(180)
Balance as of June 30, 2021	—	$—	177,748,487	$18	$—	$925,944	$(19,337)	$906,625

Balance as of January 1, 2020	—	$—	66,556,975	$7	$—	$22,768	$(40,797)	$(18,022)
Issuance of Shenghe Warrant	—	—	5,384,563	—	53,846	—	—	53,846
Net loss	—	—	—	—	—	—	(60,566)	(60,566)
Balance as of June 30, 2020	—	$—	71,941,538	$7	$53,846	$22,768	$(101,363)	$(24,742)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$43,285	$(60,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,816	2,653
Accretion of asset retirement and environmental obligations	1,185	1,128
Gain on forgiveness of Paycheck Protection Loan	(3,401)	—
Loss on sale or disposal of long-lived assets, net	37	—
Stock-based compensation expense	10,171	—
Accretion of debt discount and amortization of debt issuance costs	3,287	741
Write-down of inventories	1,809	—
Non-cash settlement charge	—	66,615
Revenue recognized in exchange for debt principal reduction	(22,901)	(679)
Deferred income taxes	8,105	—
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(4,589)	187
Inventories	(5,038)	(6,663)
Prepaid expenses, other current and non-current assets	(2,973)	(891)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	4,236	(961)
Refund liability to related party	—	(2,746)
Deferred revenue from related party	—	1,934
Other current and non-current liabilities	1,940	1,490
Net cash provided by operating activities	47,969	2,242
Investing activities:
Additions of property, plant and equipment	(44,691)	(4,828)
Proceeds from sale of property, plant and equipment	125	—
Net cash used in investing activities	(44,566)	(4,828)
Financing activities:
Proceeds from issuance of long-term debt	690,000	3,364
Proceeds from Second Additional Advance	—	35,450
Principal payments on debt obligations and finance leases	(990)	(86)
Payment of debt issuance costs	(17,749)	—
Other	(771)	—
Net cash provided by financing activities	670,490	38,728
Net change in cash, cash equivalents and restricted cash	673,893	36,142
Cash, cash equivalents and restricted cash beginning balance	532,440	29,572
Cash, cash equivalents and restricted cash ending balance	$1,206,333	$65,714

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,196,875	$38,551
Restricted cash, current	340	50
Restricted cash, non-current	9,118	27,113
Total cash, cash equivalents and restricted cash	$1,206,333	$65,714
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
Concentration of Risk: As of June 30, 2021, Shenghe accounted for more than 90% of product sales. Shenghe, a related party of the Company, has entered into an arrangement to purchase substantially all of the Company’s production, and has previously purchased portions of the Company’s stockpile inventory. While as with any contract there is risk of nonperformance, we do not believe that it is reasonably possible that Shenghe would terminate the agreement as it would significantly delay Shenghe’s recovery of non-interest-bearing advance payments that are recognized by the Company as debt. As discussed in Note 8, “Debt Obligations,” based on current forecasts, the Company expects to repay the obligation within the next year. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
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
At the onset of the outbreak, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020 and continuing through the second quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities, which has been exacerbated by COVID-19. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
As the situation continues to develop, including as a result of new variants of COVID-19 (such as the Delta variant), it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time.
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
Therefore, as part of the renegotiations, the Company and Shenghe agreed to terminate the DMA. As a result of the June 2020 Modification, specifically the termination of the DMA, the Company recorded a non-cash settlement charge of $66.6 million during the three months ended June 30, 2020.
Ultimately, the renegotiations resulted in the following exchange, which is also referenced in Note 18, “Supplemental Cash Flow Information,” as a transaction with significant non-cash components:

(in thousands)	As of June 2020 Modification
Deemed proceeds for fair value of debt issuance(1)	$85,695
Deemed proceeds for fair value of warrant issuance	53,846
Total deemed proceeds	139,541

Derecognition of the existing deferred revenue balance(2)	(37,476)
Deemed payment to terminate the unfavorable DMA(3)	(66,615)
Total deemed payments	(104,091)

Net cash received	$35,450
(1)See Note 8, “Debt Obligations.”
(2)See Note 4, “Revenue Recognition.”
(3)This non-cash charge is included within the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, as “Settlement charge.”
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

	For the six months ended June 30,
(in thousands)	2021	2020
Opening balance(1)	$—	$35,543
Prepayments received(2)	—	11,050
Revenue recognized(3)	—	(9,117)
Effect of June 2020 Modification(4)	—	(37,476)
Ending balance	$—	$—
(1)Of the amount for the six months ended June 30, 2020, $6.6 million was classified as current based on when such amount was expected to be realized.
(2)Amount for the six months ended June 30, 2020, relates to the contractual commitment for Shenghe to provide funds to the Company (the Initial Prepayment Amount). After the amount pertaining to the six months ended June 30, 2020, was funded, no further amount was required to be funded by Shenghe under the Initial Prepayment Amount.
(3)As discussed above, for sales made to Shenghe during the period from July 2019 through early June 2020, as a result of the Shenghe Implied Discount, we recognized an amount of deferred revenue applicable to such sales equal to 64% of the gross profit realized by Shenghe on sales of this product to its own customers. As discussed below, the amount for the six months ended June 30, 2020, included a tariff rebate of $1.4 million received in May 2020.
(4)As discussed in Note 3, “Relationship and Agreements with Shenghe,” the balance of deferred revenue was derecognized in connection with the June 2020 Modification.
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
NOTE 5—RESTRICTED CASH
The Company’s restricted cash balances were as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Restricted cash, current	$340	$3,688
Restricted cash, non-current	9,118	9,100
Total restricted cash	$9,458	$12,788
The current restricted cash, which is included in “Prepaid expenses and other current assets” within the unaudited Condensed Consolidated Balance Sheets, principally relates to cash held in various trusts. The non-current restricted cash is cash collateral posted for closure and post-closure surety bonding for the Mountain Pass site and a trust established with the California Department of Resources Recycling and Recovery, which is the state of California’s recycling and waste management program, for a closed onsite landfill.

NOTE 6—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2021	December 31, 2020
(in thousands)
Materials and supplies(1)	$7,907	$5,124
In-process(2)	25,093	24,524
Finished goods(3)	2,501	2,624
Total inventory	$35,501	$32,272
(1)Comprised of raw materials, spare parts, reagent chemicals, and packaging materials used in the production of rare earth products
(2)Primarily comprised of mined ore stockpiles and bastnaesite ore in various stages of the production process that are drawn down based on the demands of our mine production plan
(3)Primarily comprised of packaged bastnaesite ore that is ready for sale
During the second quarter of 2021, the Company recognized a non-cash write-down of a portion of its legacy low-grade stockpile inventory after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. The write-down is included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, as “Write-down of inventories.”
NOTE 7—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment primarily relates to the Mountain Pass facility and open-pit mine. In addition to the mine, the facility includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, on-site evaporation ponds, a combined heat and power plant, water treatment facilities, a Chlor-Alkali plant, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructure. Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
(in thousands)
Machinery and equipment	$39,091	$22,911
Buildings and building improvements	4,373	2,953
Land and land improvements	8,387	6,534
Assets under construction	98,583	46,814
Mineral rights	437,804	437,654
Property, plant and equipment	588,238	516,866
Less: Accumulated depreciation and depletion	(27,622)	(14,892)
Property, plant and equipment, net	$560,616	$501,974
The Company capitalized expenditures of $62.1 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively, mostly related to vehicles, machinery, equipment, and assets under construction, to support our Stage II optimization project and other capital projects at Mountain Pass. Interest capitalized was $0.2 million for the three and six months ended June 30, 2021. No interest was capitalized for the three and six months ended June 30, 2020.
In February 2021, the Company acquired equipment, including trucks and loaders, in the aggregate amount of $9.4 million, which was purchased through seller-financed equipment notes. See also Note 8, “Debt Obligations,” and Note 18, “Supplemental Cash Flow Information.”
Depreciation expense for the three and six months ended June 30, 2021, was $1.9 million and $3.4 million, respectively, as compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively. Depletion expense for the three and six months ended June 30, 2021, was $4.7 million and $9.2 million, respectively, as compared to less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. There were no impairments recognized for the three and six months ended June 30, 2021 and 2020.

NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$—
Paycheck Protection Loan	—	3,364
Less: Unamortized debt issuance costs	(16,826)	—
Net carrying amount	673,174	3,364
Less: Current installments of long-term debt	—	(2,403)
Long-term debt, net of current portion	$673,174	$961

Long-term debt to related party
Offtake Advances	$48,658	$71,843
Less: Unamortized debt discount	(2,862)	(5,393)
Net carrying amount	45,796	66,450
Less: Current installments of long-term debt to related party	(45,796)	(22,070)
Long-term debt to related party, net of current portion	$—	$44,380
Convertible Notes
On March 26, 2021, the Company issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021. The Company received net proceeds of $672.3 million from the issuance of the Convertible Notes.
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes. As of June 30, 2021, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266 and the amount by which the Convertible Notes’ if-converted value exceeded its principal amount was $36.7 million.
Prior to January 1, 2026, at their election, holders of the Convertible Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the conversion rate on each such trading day; (iii) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the Convertible Notes. On or after January 1, 2026, and prior to the maturity date of the Convertible Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
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
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Paycheck Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. Under the terms of the PPP, loans may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In June 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Loan and related accrued interest was forgiven. Consequently, during the three and six months ended June 30, 2021, the Company recorded a gain on forgiveness of the Loan in the amount of $3.4 million, which is included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
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
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe is paid in the form of debt reduction, rather than cash. In addition, the Company must pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three and six months ended June 30, 2021, $11.7 million and $20.9 million, respectively, of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 18, “Supplemental Cash Flow Information”), as compared to $0.7 million for both the three and six months ended June 30, 2020. During the three and six ended June 30, 2021, the Company made a payment to Shenghe of $0.1 million based on sales to other parties. No amounts were required to be paid based on asset sales.
After consideration of the Second Additional Advance, the outstanding balance on the Offtake Advances, as of the date of the June 2020 Modification, was $94.0 million. Since the debt obligation was recorded at fair value, the result was a debt discount of $8.3 million. The A&R Offtake Agreement does not have a stated rate (and is non-interest-bearing), and repayment is contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income. The imputed interest rate is a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. Based on current forecasts, the Company expects to repay the obligation within the next year. As of June 30, 2021, and December 31, 2020, $48.7 million and $25.7 million of the principal amount, respectively, was classified as current based on the Company’s expectations of the timing of repayment.
The actual amounts repaid may differ in timing and amount from the Company’s estimates and is updated each reporting period to determine the imputed interest rate, which will likely differ from the current estimated rate. The Company has determined that it will recognize adjustments from these estimates following a prospective method. Under the prospective method, the Company will update its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The updated rate will be the discount rate that equates the present value of those revised estimates of remaining reductions with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under the prospective method, the effective interest rate is not constant, and changes are recognized prospectively as an adjustment to the effective yield. The effective rate applicable from the June 5, 2020, inception to June 30, 2021, was between 4.41% and 10.37%. Based on the revised estimates of the timing of the remaining principal reductions as of June 30, 2021, the Company updated its estimate of the effective interest rate to 11.50% to be applied prospectively to future periods.
As discussed in Note 4, “Revenue Recognition,” in January 2021, the Company was informed of a $2.2 million tariff rebate Shenghe received, which increased the gross profit earned by Shenghe on certain prior period sales. As a result, for the six months ended June 30, 2021, the Company recorded a reduction in the principal amount of the debt obligation of $2.2 million and the corresponding debt discount of $0.2 million.

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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Equipment notes
Current	$2,600	$835
Non-current	8,368	1,267
	$10,968	$2,102
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$2,795	$1,066	$3,960	$1,869
Capitalized interest	(156)	—	(167)	—
Interest expense, net	$2,639	$1,066	$3,793	$1,869
Interest expense related to the Convertible Notes was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Coupon interest	$431	$—	$455	$—
Amortization of debt issuance costs	875	—	923	—
Convertible Notes interest expense	$1,306	$—	$1,378	$—
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 4.8 years as of June 30, 2021.
As of June 30, 2021, none of the agreements or indentures governing our indebtedness contain financial covenants.

NOTE 9—LEASE OBLIGATIONS
The Company has operating and finance leases for certain office space, vehicles and equipment used in its operations, none of which are with related parties. Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	June 30, 2021	December 31, 2020
(in thousands)
Operating Leases:
Right-of-use assets	Other non-current assets	$501	$1,090

Operating lease liability, current	Other current liabilities	$338	$761
Operating lease liability, non-current	Other non-current liabilities	185	357
Total operating lease liabilities		$523	$1,118

Finance Leases:
Right-of-use assets	Finance lease right-of-use assets	$884	$1,028

Finance lease liability, current	Current portion of finance lease liabilities	$256	$266
Finance lease liability, non-current	Finance lease liabilities, net of current portion	639	736
Total finance lease liabilities		$895	$1,002
NOTE 10—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
Management estimated asset retirement obligations based on the requirements to reclaim its mine asset and related Mountain Pass facility. Minor reclamation activities related to discrete portions of our operations are ongoing. As of June 30, 2021, management estimates a significant portion of the cash outflows for the major reclamation and the retirement of the Mountain Pass facility will be incurred beginning in 2043.
In March 2020, the Company commenced the process of requesting a re-zoning approval of certain of its properties such that certain of the Company’s processing facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation. In June 2021, San Bernardino County approved the re-zoning request, which may obviate the Company’s current requirement to demolish and reclaim the impacted areas. The Company is currently evaluating the impact that the re-zoning has on its reclamation plan, which must still be approved by San Bernardino County and the State of California, and its related effect on the Company’s asset retirement obligation. Upon final submission of the reclamation plan and approval, the Company will update the estimated cash flows underlying its asset retirement obligation, as the Company’s existing reclamation obligations will not be legally reduced until such approval is obtained.
As of June 30, 2021, the credit-adjusted risk-free rate ranged between 6.6% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2021 and 2020.
The balance as of June 30, 2021, and December 31, 2020, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the asset retirement obligations were $142.3 million as of both June 30, 2021, and December 31, 2020.
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of June 30, 2021, and December 31, 2020, the Company had financial assurance requirements of $38.8 million and $38.4 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies that are partially secured by restricted cash.
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
As of June 30, 2021, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 27 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and six months ended June 30, 2021 and 2020.
The total estimated aggregate undiscounted cost of $27.9 million and $28.2 million as of June 30, 2021, and December 31, 2020, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of June 30, 2021, and December 31, 2020, included current portions of $0.5 million.
NOTE 11—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 18.5% and 19.8% for the three and six months ended June 30, 2021, as compared to (0.5)% and (0.6)% for the three and six months ended June 30, 2020, principally due to a full valuation allowance as of June 30, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance, if any. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
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
Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s Common Stock at $11.50 per share were issued in connection with FVAC’s initial public offering (“IPO”) (the “Public Warrants”) pursuant to the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. These warrants qualified as equity instruments as they were indexed to the Company’s stock and settlement in shares was within the Company’s control. Accordingly, the Public Warrants were included in “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2020.

On May 4, 2021, at the direction of the Company, CST, in its capacity as warrant agent, delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants for a redemption price of $0.01 per warrant (the “Redemption Price”), that remained outstanding following 5:00 p.m. New York City time on June 7, 2021 (the “Redemption Date”).
In accordance with the Warrant Agreement, the Company’s Board of Directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.3808 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.6192 of a share of Common Stock for each Public Warrant surrendered for exercise. All Public Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date were delisted, voided and no longer exercisable, and the holders had no rights with respect to those Public Warrants, except to receive the Redemption Price.
During the three months ended June 30, 2021, the Company issued 7,080,005 shares of its Common Stock as a result of the cashless exercise of 11,434,455 Public Warrants. The Company redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
NOTE 14—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of June 30, 2021, there were 7,291,682 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation Expense: During the three and six months ended June 30, 2021, the Company recognized $4.5 million and $10.2 million, respectively, of stock-based compensation expense, which is principally included in the unaudited Condensed Consolidated Statements of Operations within “General and administrative.” There was no stock-based compensation expense recognized for the three and six months ended June 30, 2020.
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
Offtake Advances
The Company’s Offtake Advances balance is classified within Level 3 of the fair value hierarchy because there are unobservable inputs that follow an imputed interest rate model to calculate the amortization of the embedded debt discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. This model-based valuation technique, for which there are unobservable inputs, was used to estimate the fair value of the liability balance classified within Level 3 of the fair value hierarchy as of June 30, 2021, and December 31, 2020.
Equipment Notes
The Company’s equipment notes are classified within Level 2 of the fair value hierarchy because there are inputs that are directly observable for substantially the full term of the liability. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair values of liabilities classified within Level 2 of the fair value hierarchy as of June 30, 2021, and December 31, 2020.
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,196,875	$1,196,875	$1,196,875	$—	$—
Restricted cash	$9,458	$9,458	$9,458	$—	$—
Financial liabilities:
Convertible Notes	$673,174	$733,224	$733,224	$—	$—
Offtake Advances	$45,796	$47,780	$—	$—	$47,780
Equipment notes	$10,968	$11,109	$—	$11,109	$—

	December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$519,652	$519,652	$519,652	$—	$—
Restricted cash	$12,788	$12,788	$12,788	$—	$—
Financial liabilities:
Offtake Advances	$66,450	$68,151	$—	$—	$68,151
Equipment notes	$2,102	$2,077	$—	$2,077	$—

NOTE 16—EARNINGS (LOSS) PER SHARE
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Weighted-average shares outstanding, basic	172,677,923	68,095,422	170,810,353	67,326,198
Assumed conversion of Public Warrants	3,440,138	—	5,681,248	—
Assumed conversion of Convertible Notes	15,584,409	—	8,351,866	—
Assumed conversion of restricted stock	1,183,720	—	1,179,927	—
Assumed conversion of restricted stock units	259,454	—	259,463	—
Weighted-average shares outstanding, diluted	193,145,644	68,095,422	186,282,857	67,326,198
The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Calculation of basic EPS:
Net income (loss)	$27,166	$(62,491)	$43,285	$(60,566)
Weighted-average shares outstanding, basic	172,677,923	68,095,422	170,810,353	67,326,198
Basic EPS	$0.16	$(0.92)	$0.25	$(0.90)

Calculation of diluted EPS:
Net income (loss)	$27,166	$(62,491)	$43,285	$(60,566)
Interest expense, net of tax(1):
Convertible Notes	1,064	—	1,106	—
Diluted income (loss)	$28,230	$(62,491)	$44,391	$(60,566)
Weighted-average shares outstanding, diluted	193,145,644	68,095,422	186,282,857	67,326,198
Diluted EPS	$0.15	$(0.92)	$0.24	$(0.90)
(1)The three and six months ended June 30, 2021, were tax-effected at a rate of 18.5% and 19.8%, respectively. As discussed in Note 8, “Debt Obligations,” the Convertible Notes were issued in March 2021; therefore, no adjustment is required for the three and six months ended June 30, 2020.
NOTE 17—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into separate product sales agreements in which Shenghe purchases all newly-produced material at specified prices. Product sales from these agreements were $72.2 million and $131.9 million for the three and six months ended June 30, 2021, respectively, as compared to $30.2 million and $50.8 million for the three and six months ended June 30, 2020, respectively, and are discussed in more detail in Note 4, “Revenue Recognition,” including amounts recognized as deferred revenue.
Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $17.9 million and $35.7 million for the three and six months ended June 30, 2021, respectively, as compared to $16.8 million and $29.3 million for the three and six months ended June 30, 2020, respectively.
Purchases: The Company purchases reagent products (produced by an unrelated third party manufacturer) used in the flotation process from Shenghe. Total purchases were $1.4 million and $2.1 million for the three and six months ended June 30,

2021, respectively, as compared to $1.3 million and $1.6 million for the three and six months ended June 30, 2020, respectively.
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
Excluding payments of these minimums (which were treated as a reduction to the obligation), royalty expense was $0.4 million and $0.9 million, and the Company paid out $1.4 million and $1.9 million for the three and six months ended June 30, 2020, respectively.
Accounts Receivable: As of June 30, 2021, and December 31, 2020, $8.2 million and $3.5 million of the accounts receivable, as stated on the unaudited Condensed Consolidated Balance Sheets, were receivable from a related party due to the Company’s sales agreements with Shenghe.
Indebtedness: The Company’s related-party debt is described in Note 8, “Debt Obligations.”
NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the non-cash components of the June 2020 Modification, as discussed in Note 3, “Relationship and Agreements with Shenghe,” other supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$134	$403
Cash payment related to income taxes, net	$2	$—
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$9,407	$639
Property, plant and equipment purchased but not yet paid	$17,372	$—
Finance right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Revenue recognized in exchange for debt principal reduction(1)	$22,901	$679
Paycheck Protection Loan forgiveness(2)	$3,401	$—
(1)Of the amount for the six months ended June 30, 2021, $20.9 million pertained to product sales to Shenghe, as discussed in Note 8, “Debt Obligations” and $2.0 million pertained to the tariff rebate, as discussed in Note 4, “Revenue Recognition.”
(2)As discussed in Note 8, “Debt Obligations.”

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
As discussed in more detail within Note 3, “Relationship and Agreements with Shenghe,” in the notes to the unaudited Condensed Consolidated Financial Statements, based on the relationship between (i) the deemed proceeds the Company would ultimately receive from the Initial Prepayment Amount (adjusted for (a) the fair value of the preferred interest provided to Shenghe at the time of entering into the aforementioned commercial arrangements and (b) the fair value allocated to the modification to the revenue arrangement) and (ii) the contractual amount owed to Shenghe (i.e., the Prepaid Balance, which included the Initial Prepayment Amount and the additional $30.0 million adjustment to the Prepaid Balance in connection with the Letter Agreement) at the time, the June 2017 Modification resulted in an implied discount of 36% on the Company’s sales prices to Shenghe under the Original Offtake Agreement, for accounting purposes (the “Shenghe Implied Discount”). The Shenghe Implied Discount applied only to sales made to Shenghe between July 2019 and early June 2020.
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
At the onset of the outbreak, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020, and continuing through the second quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities, which has been exacerbated by COVID-19. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
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
Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similarly-titled measures presented by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2021	2020	$	%	2021	2020	$	%
REO production volume (MTs)	10,305	9,287	1,018	11%	20,154	18,969	1,185	6%
REO sales volume (MTs)	9,877	10,297	(420)	(4)%	19,670	18,618	1,052	6%
Realized price per REO MT	$7,343	$3,093	$4,250	137%	$6,620	$2,848	$3,772	132%
Production cost per REO MT	$1,538	$1,412	$126	9%	$1,507	$1,362	$145	11%
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
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our Total Value Realized (see below) for a given period and (ii) our REO sales volume for the same period. We define Total Value Realized, which is a non-GAAP financial measure, as our product sales adjusted for (x) the revenue impact of tariff-related rebates from Shenghe on account of prior sales, (y) in connection with our sales of REO to Shenghe between July 1, 2019, and June 5, 2020, the Shenghe Implied Discount, and (z) sales of legacy stockpiles and other revenues. The Shenghe Implied Discount is equal to the difference between (i) Shenghe’s average realized price, net of taxes, tariffs and certain other agreed-upon charges (such as one-time demurrage charges) on our products once sold to their ultimate customers and (ii) the amount of revenue we recognized on the sales of those products to Shenghe for sales between July 1, 2019, and June 5, 2020, which includes the non-cash portion discussed above.
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
The completion of our Stage II optimization project and any development of Stage III is expected to be capital intensive. During the first quarter of 2021, we revised the scope of our Stage II optimization project to include process design innovations that reduce reagent consumption by greater than 10% while increasing the planned recovery of separated REO and improving potential product mix. We continue to expect to be able to reach targeted production rates and profitability in 2023 without the need to recommission our chlor-alkali facility, which we previously estimated would cost approximately $30 million. We believe this significantly reduces the operational risks in achieving our targeted profitability. We continue to expect to invest a total of approximately $220 million on our Stage II optimization project, principally in 2021 and 2022. Our estimated costs or estimated time to completion may increase, potentially significantly, due to factors outside of our control. While we believe we have sufficient cash resources to fund our Stage II optimization and operating working capital in the near term, we cannot assure this. Any delays in our ongoing optimization plans or substantial cost increases related to their execution could significantly impact our ability to maximize our revenue opportunities and adversely impact our business and cash flows.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Product sales:
Product sales—Shenghe	$72,136	$30,273	$41,863	138%	$131,875	$50,834	$81,041	159%
Product sales—third parties	982	118	864	732%	1,214	276	938	340%
Total product sales	73,118	30,391	42,727	141%	133,089	51,110	81,979	160%

Operating costs and expenses:
Cost of sales(1)	17,955	16,865	1,090	6%	35,891	29,532	6,359	22%
Write-down of inventories	1,809	—	1,809	n.m.	1,809	—	1,809	n.m.
Royalty expense to SNR	—	366	(366)	(100)%	—	853	(853)	(100)%
General and administrative	13,631	5,843	7,788	133%	27,214	8,927	18,287	205%
Depreciation, depletion and amortization	6,666	1,382	5,284	382%	12,816	2,653	10,163	383%
Accretion of asset retirement and environmental obligations	592	564	28	5%	1,185	1,128	57	5%
Settlement charge	—	66,615	(66,615)	(100)%	—	66,615	(66,615)	(100)%
Total operating costs and expenses	40,653	91,635	(50,982)	(56)%	78,915	109,708	(30,793)	(28)%
Operating income (loss)	32,465	(61,244)	93,709	n.m.	54,174	(58,598)	112,772	n.m.
Other income, net	3,504	155	3,349	2161%	3,559	237	3,322	1402%
Interest expense, net	(2,639)	(1,066)	(1,573)	148%	(3,793)	(1,869)	(1,924)	103%
Income (loss) before income taxes	33,330	(62,155)	95,485	n.m.	53,940	(60,230)	114,170	n.m.
Income tax expense	(6,164)	(336)	(5,828)	1735%	(10,655)	(336)	(10,319)	3071%
Net income (loss)	$27,166	$(62,491)	$89,657	n.m.	$43,285	$(60,566)	$103,851	n.m.

Adjusted Net Income	$33,440	$4,898	$28,542	583%	$56,646	$7,485	$49,161	657%
Adjusted EBITDA	$46,447	$7,856	$38,591	491%	$79,447	$13,036	$66,411	509%
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.
Product sales, which consists primarily of our sales of REO concentrate to Shenghe, increased year over year by $42.7 million, or 141%, to $73.1 million for the three months ended June 30, 2021. The increase was driven primarily by higher realized price per REO MT, which increased by 137% year over year for the three months ended June 30, 2021, reflecting higher demand for rare earth products. REO sales volume decreased by 420 MTs, or 4%, to 9,877 MTs for the three months ended June 30, 2021, as compared to the prior year period. REO sales volume varies period-to-period based on the timing of shipments, but sales volumes generally track our production volumes over time given our take-or-pay arrangement with Shenghe. The increase in REO production volume for the three months ended June 30, 2021, as compared to the prior year period, reflects continued improvement in the efficiency of our processing operations despite slightly fewer production days. Product sales for the three months ended June 30, 2020, were negatively impacted by the Shenghe Implied Discount, in which $3.0 million of the value of products sold to Shenghe during the three months ended June 30, 2020, was not recognized as product sales. As mentioned above, starting June 5, 2020, the accounting treatment specific to the Shenghe Implied Discount was no longer required. See the “Quarterly Performance Trend” section below for further discussion on realized price per REO MT.
Product sales increased year over year by $82.0 million, or 160%, to $133.1 million for the six months ended June 30, 2021. The increase was driven by higher REO sales volume, which increased by 1,052 MTs, or 6%, to 19,670 MTs for the six months ended June 30, 2021, as compared to the prior year period, and a higher realized price per REO MT, which increased by 132% year over year for the six months ended June 30, 2021, reflecting higher demand for rare earth products. The increase in REO production volume for the six months ended June 30, 2021, as compared to the prior year period, reflects an improvement in the efficiency of our processing operations despite slightly fewer production days. Product sales for the six months ended June 30, 2020, were negatively impacted by the Shenghe Implied Discount, in which $3.6 million of the value of products sold to Shenghe during the six months ended June 30, 2020, was not recognized as product sales.

Cost of sales (excluding depreciation, depletion and amortization) consists of production- and processing-related labor costs (including wages and salaries, benefits, and bonuses), mining and processing supplies (such as reagents), parts and labor for the maintenance of our mining fleet and processing facilities, other facilities-related costs (such as property taxes and utilities), packaging materials, and shipping and freight costs.
Cost of sales increased year over year by $1.1 million, or 6%, to $18.0 million for the three months ended June 30, 2021, due to an increase in production cost per REO MT, offset slightly by a decrease in REO sales volume. The increase in production cost per REO MT from $1,412 for the three months ended June 30, 2020, to $1,538 for the three months ended June 30, 2021, reflects higher payroll costs primarily due to an increase in our employee headcount as we further invest in our Stage II optimization project. In addition, production efficiencies achieved during the three months ended June 30, 2021, were largely offset by higher material and supplies costs as well as COVID-19-impacted freight-in costs.
Cost of sales increased year over year by $6.4 million, or 22%, to $35.9 million for the six months ended June 30, 2021. The increase was driven by higher sales volume. The increase in production cost per REO MT from $1,362 for the six months ended June 30, 2020, to $1,507 for the six months ended June 30, 2021, reflects higher material and supplies costs, partially driven by a temporary reagent trial and COVID-19-impacted freight-in costs, as well as higher payroll costs primarily due to an increase in our employee headcount as we further invest in our Stage II optimization project. These cost increases offset production efficiencies.
Notwithstanding an increase in employee headcount as we progress toward completion of our Stage II optimization project, we believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies largely offsetting raw material and logistics pressures. We anticipate additional efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time.
Write-down of inventories for the three and six months ended June 30, 2021, includes a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021 after determining that the inventory contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable.
Royalty expense to SNR for the three and six months ended June 30, 2020, related to our prior obligation to pay SNR for the right to extract rare earth ores contained in our mine and was based on 2.5% of product sales, subject to certain minimums. Following the Business Combination, we do not incur royalty expenses on a consolidated basis. See Note 17, “Related-Party Transactions,” to our unaudited Condensed Consolidated Financial Statements.
General and administrative expenses consist primarily of accounting, finance, executive, and administrative personnel costs, including stock-based compensation expense related to these personnel; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; facilities rent and other costs; office supplies; general facilities expenses; certain environmental, health, and safety expenses; gain or loss on sale or disposal of long-lived assets; and growth and development costs.
General and administrative expenses increased year over year by $7.8 million, or 133%, to $13.6 million for the three months ended June 30, 2021, reflecting $3.9 million in stock-based compensation expense primarily from grants of restricted stock and restricted stock units (“Stock Awards”) made during the fourth quarter of 2020 related to the Business Combination. Prior to the fourth quarter of 2020, we had not granted any Stock Awards nor recorded any stock-based compensation expense. Excluding this item, the increase was $3.9 million, or 67%, mainly due to increases in personnel costs, insurance costs, and legal fees, which were incurred to support our operations as a public company as well as our growth and development initiatives.
General and administrative expenses increased year over year by $18.3 million, or 205%, to $27.2 million for the six months ended June 30, 2021, reflecting $8.3 million in stock-based compensation expense primarily from grants of Stock Awards made during the fourth quarter of 2020 related to the Business Combination. Excluding this item, the increase was $10.0 million, or 112%, mainly due to increases in personnel, professional service, and insurance costs as well as legal fees, which were incurred to support our operations as a public company as well as our growth and development initiatives.
Depreciation, depletion and amortization consist of depreciation of property, plant and equipment related to our mining equipment and processing facilities, depletion of our mineral resources, and amortization of capitalized computer software

(prior to the adoption of Accounting Standards Update No. 2018-15). Depreciation, depletion and amortization increased year over year by $5.3 million, or 382%, to $6.7 million for the three months ended June 30, 2021, and by $10.2 million, or 383%, to $12.8 million for the six months ended June 30, 2021, reflecting the impact of additional equipment purchases, assets placed into service, and depletion of the mineral rights resulting from the SNR Mineral Rights Acquisition in November 2020.
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
Settlement charge of $66.6 million for the three and six months ended June 30, 2020, which was non-cash, was recorded in connection with the termination of the DMA. See also “Recent Developments and Comparability of Results” section above.
Other income, net, consists primarily of gains or losses on extinguishment of debt and interest income. Other income, net, increased year over year for the three and six months ended June 30, 2021, as a result of a non-cash gain recognized during the second quarter of 2021 as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which had a principal amount of $3.4 million. For more information, see the “Liquidity and Capital Resources” section below.
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
Interest expense, net increased year over year by $1.6 million, or 148%, to $2.6 million for the three months ended June 30, 2021, reflecting interest expense from our Convertible Notes and the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the three months ended June 30, 2021, we capitalized interest of $0.2 million. No interest was capitalized for the three months ended June 30, 2020.
Interest expense, net increased year over year by $1.9 million, or 103%, to $3.8 million for the six months ended June 30, 2021, reflecting interest expense from our Convertible Notes and the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the six months ended June 30, 2021, we capitalized interest of $0.2 million. No interest was capitalized for the six months ended June 30, 2020.
Income tax expense consists of an estimate of U.S. federal and state income taxes and income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 18.5% and 19.8% for the three and six months ended June 30, 2021, as compared to (0.5)% and (0.6)% for the three and six months ended June 30, 2020, principally due to a full valuation allowance as of June 30, 2020.
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
The following table presents our REO production and sales volumes, as well as our realized price per REO MT, for the quarterly periods indicated:

	FY2021		FY2020				FY2019
(in whole units or dollars)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
REO production volume (MTs)	10,305	9,849	9,337	10,197	9,287	9,682	8,673	9,417	5,490
REO sales volume (MTs)	9,877	9,793	10,320	9,429	10,297	8,321	8,561	9,852	4,533
Realized price per REO MT(1)	$7,343	$5,891	$4,070	$3,393	$3,093	$2,544	$2,389	$2,967	$3,081
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, unless otherwise stated)	2021	2020	2021	2020
Product sales	$73,118	$30,391	$133,089	$51,110
Adjusted for:
Shenghe Implied Discount(1)	—	3,023	—	3,630
Other(2)	(596)	(1,563)	(2,878)	(1,721)
Total Value Realized	$72,522	$31,851	$130,211	$53,019

Total Value Realized	$72,522	$31,851	$130,211	$53,019
Divided by:
REO sales volume (in MTs)	9,877	10,297	19,670	18,618
Realized price per REO MT (in dollars)(3)	$7,343	$3,093	$6,620	$2,848
(1)Represents the difference between the contractual amount realized by Shenghe and the amount of deferred revenue we recognized.
(2)The amounts for the six months ended June 30, 2021, and the three and six months ended June 30, 2020, pertain primarily to tariff rebates due to the retroactive effect of lifting the Chinese tariffs in May 2020. The amount for the three months ended June 30, 2021, pertains to revenue recognized under our government contracts.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, unless otherwise stated)	2021	2020	2021	2020
Cost of sales (excluding depreciation, depletion and amortization)	$17,955	$16,865	$35,891	$29,532
Adjusted for:
Costs attributable to sales of stockpiles	(6)	(112)	(79)	(262)
Stock-based compensation expense(1)	(578)	—	(1,896)	—
Shipping and freight	(2,183)	(2,210)	(4,281)	(3,912)
Production Costs	$15,188	$14,543	$29,635	$25,358

Production Costs	$15,188	$14,543	$29,635	$25,358
Divided by:
REO sales volume (in MTs)	9,877	10,297	19,670	18,618
Production cost per REO MT (in dollars)(2)	$1,538	$1,412	$1,507	$1,362
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales (as opposed to general and administrative).
(2)May not recompute as presented due to rounding.

Adjusted EBITDA
We calculate Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; transaction-related and other non-recurring costs; non-cash accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; royalty expense to SNR; tariff rebates; and other income, net. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
Our Adjusted EBITDA does not reflect our results of operations on a comparable basis between periods due to the accounting treatment of the modifications of our agreements with Shenghe (see the “Recent Developments and Comparability of Results” section above). Accordingly, our Adjusted EBITDA trend for the periods presented may not be indicative of future trends. If the Shenghe Implied Discount applicable to sales made under the Original Offtake Agreement had been included in our deferred revenue, our Adjusted EBITDA for the three and six months ended June 30, 2020, would have been higher by $3.0 million and $3.6 million, respectively.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$27,166	$(62,491)	$43,285	$(60,566)
Adjusted for:
Depreciation, depletion and amortization	6,666	1,382	12,816	2,653
Interest expense, net	2,639	1,066	3,793	1,869
Income tax expense	6,164	336	10,655	336
Stock-based compensation expense(1)	4,498	—	10,171	—
Transaction-related and other non-recurring costs(2)	247	1,619	1,305	1,831
Accretion of asset retirement and environmental obligations	592	564	1,185	1,128
Loss on sale or disposal of long-lived assets, net(3)	170	—	37	—
Write-down of inventories(4)	1,809	—	1,809	—
Royalty expense to SNR	—	366	—	853
Settlement charge(5)	—	66,615	—	66,615
Tariff rebate(6)	—	(1,446)	(2,050)	(1,446)
Other income, net(7)	(3,504)	(155)	(3,559)	(237)
Adjusted EBITDA	$46,447	$7,856	$79,447	$13,036
(1)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations. Approximately $3.7 million and $7.8 million of the amounts for the three and six months ended June 30, 2021, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination.
(2)Amounts for the three and six months ended June 30, 2021, relate to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021, and the redemption of the Company’s Public Warrants in May and June 2021. The Company did not receive any proceeds from the secondary equity offering. Amounts for the three and six months ended June 30, 2020, include mainly advisory, consulting, accounting and legal expenses in connection with the Business Combination.
(3)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021 after determining that the inventory contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed.
(5)As discussed in the “Recent Developments and Comparability of Results” section above, in connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(6)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.

(7)Principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
Adjusted Net Income
We calculate Adjusted Net Income as our GAAP net income or loss excluding the impact of depletion; stock-based compensation expense; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; royalty expense to SNR; tariff rebates; and other income or loss, net; adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income because it is used by management to evaluate our underlying operating and financial performance and trends.
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
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$27,166	$(62,491)	$43,285	$(60,566)
Adjusted for:
Depletion(1)	4,686	28	9,217	57
Stock-based compensation expense(2)	4,498	—	10,171	—
Transaction-related and other non-recurring costs(3)	247	1,619	1,305	1,831
Loss on sale or disposal of long-lived assets, net(4)	170	—	37	—
Write-down of inventories(5)	1,809	—	1,809	—
Royalty expense to SNR	—	366	—	853
Settlement charge(6)	—	66,615	—	66,615
Tariff rebate(7)	—	(1,446)	(2,050)	(1,446)
Other income, net(8)	(3,504)	(155)	(3,559)	(237)
Tax impact of adjustments above(9)	(1,632)	362	(3,569)	378
Adjusted Net Income	$33,440	$4,898	$56,646	$7,485
(1)Principally includes the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine, which were recorded in connection with the SNR Mineral Rights Acquisition at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset.
(2)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations. Approximately $3.7 million and $7.8 million of the amounts for the three and six months ended June 30, 2021, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination.
(3)Amounts for the three and six months ended June 30, 2021, relate to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021, and the redemption of the Company’s Public Warrants in May and June 2021. The Company did not receive any proceeds from the secondary equity offering. Amounts for the three and six months ended June 30, 2020, include mainly advisory, consulting, accounting and legal expenses in connection with the Business Combination.
(4)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021 after determining that the inventory contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed.

(6)As discussed in the “Recent Developments and Comparability of Results” section above, in connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(7)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.
(8)Principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
(9)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 20.6%, 21.1%, (0.5)%, and (0.6)% for the three and six months ended June 30, 2021 and 2020, respectively. The rate for the three and six months ended June 30, 2020, reflects a full valuation allowance.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities(1)	$47,969	$2,242
Additions of property, plant and equipment	(44,691)	(4,828)
Free Cash Flow	$3,278	$(2,586)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, we recognized $22.9 million and $0.7 million of non-cash revenue during the six months ended June 30, 2021, and 2020, respectively, which was retained by Shenghe to reduce our outstanding debt obligation.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Historically, our principal sources of liquidity have been the Offtake Advances from Shenghe, issuances of notes or other debt, and net cash from operating activities. More recently, through the consummation of the Business Combination, including the PIPE Financing, and the issuance of the Convertible Notes (as discussed further below), we raised $504.4 million and $672.3 million in net proceeds, respectively.
As of June 30, 2021, we had $1,196.9 million of cash and cash equivalents, $690.0 million principal amount of long-term debt (to third parties) and $48.7 million principal amount of related-party debt pertaining to our Offtake Advances with Shenghe.
Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently limited to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand is adequate to meet our liquidity requirements for the foreseeable future, uncertainty exists as to the market price of REO, especially in light of the ongoing COVID-19 pandemic, including the emergence of new variants (such as the Delta variant).
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

Debt and Other Long-Term Obligations
Convertible Notes: On March 26, 2021, we issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021. The Company received net proceeds of $672.3 million from the issuance of the Convertible Notes.
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes.
Prior to January 1, 2026, at their election, holders of the Convertible Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the conversion rate on each such trading day; (iii) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the Convertible Notes. On or after January 1, 2026, and prior to the maturity date of the Convertible Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
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
Offtake Advances: As of June 30, 2021, we had debt recorded to Shenghe with a carrying amount of $45.8 million, of which $48.7 million was principal and $2.9 million was debt discount. The debt to Shenghe is to be satisfied primarily through product sales, as described above, where partial non-cash consideration is received by the Company in the form of debt reduction (generally equal to approximately 15% of the ultimate market value of the REO, excluding tariffs, duties and certain other charges). Additional cash payments will be required as a result of sales of offtake products to other parties, and under certain other conditions. See also “Recent Developments and Comparability of Results” section above.
We follow an imputed interest rate model to calculate the amortization of the embedded discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. The effective rate applicable from the June 5, 2020, inception to June 30, 2021, was between 4.41% and 10.37%. As of June 30, 2021, we estimated the timing of repayment to be within the next year which resulted in an updated imputed interest rate of 11.50%. The increase in the imputed rate is primarily due to changes in expected market prices resulting in an earlier anticipated repayment of the outstanding balance through the various mechanisms, which results in a higher implicit interest rate in order to fully amortize the debt discount concurrent with the expected final repayment of the debt balance.
Paycheck Protection Loan: In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Paycheck

Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. Under the terms of the PPP, loans may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In June 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Loan and related accrued interest was forgiven.
Equipment Notes: We entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of June 30, 2021, we had $11.0 million in principal (and accrued interest) outstanding under the equipment notes.
In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including an amount for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021.
Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s Common Stock at $11.50 per share were issued in connection with FVAC’s initial public offering (“IPO”) (the “Public Warrants”) pursuant to the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. These warrants qualified as equity instruments as they were indexed to the Company’s stock and settlement in shares was within the Company’s control. Accordingly, the Public Warrants were included in “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2020.
On May 4, 2021, at the direction of the Company, CST, in its capacity as warrant agent, delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants for a redemption price of $0.01 per warrant (the “Redemption Price”), that remained outstanding following 5:00 p.m. New York City time on June 7, 2021 (the “Redemption Date”).
In accordance with the Warrant Agreement, the Company’s Board of Directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.3808 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.6192 of a share of Common Stock for each Public Warrant surrendered for exercise. All Public Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date were delisted, voided and no longer exercisable, and the holders had no rights with respect to those Public Warrants, except to receive the Redemption Price.
During the three months ended June 30, 2021, the Company issued 7,080,005 shares of its Common Stock as a result of the cashless exercise of 11,434,455 Public Warrants. The Company redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Net cash provided by operating activities	$47,969	$2,242	$45,727	2040%
Net cash used in investing activities	$(44,566)	$(4,828)	$(39,738)	823%
Net cash provided by financing activities	$670,490	$38,728	$631,762	1631%
Net Cash Provided by Operating Activities: The increase in net cash provided by operating activities of $45.7 million for the six months ended June 30, 2021, compared to the prior year period, reflects the increase in product sales, partially offset by the increase in our cost of sales and general and administrative expenses (all as discussed above). In addition, $22.9 million of our product sales was excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.

Net Cash Used in Investing Activities: Our current, recurring capital expenditure needs consist mainly of purchases of property, plant and equipment, including mining equipment. The increase in net cash used in investing activities of $39.7 million for the six months ended June 30, 2021, compared to the prior year period, is mainly attributable to an increase in capital expenditures relating primarily to our Stage II optimization project, as well as commissioning of our CHP facility and water treatment plant.
Net Cash Provided by Financing Activities: The increase in net cash provided by financing activities of $631.8 million for the six months ended June 30, 2021, compared to the prior year period, primarily relates to the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.3 million, partially offset by the $35.5 million in proceeds received from the Second Additional Advance during the six months ended June 30, 2020.
Off-Balance Sheet Commitments and Arrangements
We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2021.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to our unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended June 30, 2021, as compared to those discussed in our Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A.    RISK FACTORS
There were no material changes to the risk factors disclosed in “Item 1. Business, Item 1A. Risk Factors,” in our Form 10-K for the year ended December 31, 2020, as filed with the United States Securities and Exchange Commission on March 22, 2021, as supplemented by “Item 1A. Risk Factors,” in our Form 10-Q for the quarterly period ended June 30, 2021.

ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2021.
ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1†*	Transition and Resignation Agreement, dated as of April 26, 2021, between MP Materials Corp. and Sheila Bangalore.

10.2†*	Employment Agreement, dated as of April 14, 2021, effective as of May 15, 2021, between MP Materials Corp. and Elliot Hoops.

10.3†*	Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement.

10.4†*	Form of MP Materials Corp. 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	August 9, 2021	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer