Form 10-Q
period 2021-09-30
MP Materials Corp. / DE
filed 2021-11-10
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2021, the number of shares of the registrant’s common stock outstanding was 177,747,598.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2021 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•uncertainties relating to the COVID-19 pandemic, including the Delta variant or other variants;
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
•risks associated with events outside of our control, such as natural disasters, climate change, wars or health epidemics or pandemics;
•risks related to technology systems and security breaches;
•risks associated with our intellectual property rights;
•ability to compete with substitutions for rare earth minerals;
•ability to maintain satisfactory labor relations;
•ability to comply with various government regulations that are applicable to our business;
ii

•ability to maintain our governmental licenses, registrations, permits, and approvals necessary for us to operate our business;
•risks relating to extensive and costly environmental regulatory requirements;
•risks associated with the terms of our convertible notes; and
•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K, our Form 10-Q for the quarterly period ended March 31, 2021 (the “First Quarter Form 10-Q”), or as described in the other documents and reports we file with the Securities and Exchange Commission (“SEC”).
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K and our First Quarter Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$1,179,371	$519,652
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	37,095	3,589
Inventories	34,126	32,272
Prepaid expenses and other current assets	4,954	5,534
Total current assets	1,255,546	561,047
Non-current assets
Restricted cash	9,124	9,100
Property, plant and equipment, net	582,838	501,974
Finance lease right-of-use assets	847	1,028
Other non-current assets	1,099	1,139
Total non-current assets	593,908	513,241
Total assets	$1,849,454	$1,074,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$27,842	$16,159
Income taxes payable	8,097	—
Current installments of long-term debt	—	2,403
Current installments of long-term debt—related party	30,937	22,070
Current portion of finance lease liabilities	254	266
Other current liabilities	3,637	2,163
Total current liabilities	70,767	43,061
Non-current liabilities
Asset retirement obligations	26,925	25,570
Environmental obligations	16,530	16,602
Long-term debt, net of current portion	674,050	961
Long-term debt—related party, net of current portion	—	44,380
Finance lease liabilities, net of current portion	625	736
Deferred income taxes	98,444	87,473
Other non-current liabilities	7,918	1,628
Total non-current liabilities	824,492	177,350
Total liabilities	895,259	220,411
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,747,598 and 170,719,979 shares issued and outstanding, as of September 30, 2021, and December 31, 2020, respectively)	18	17
Additional paid-in capital	930,751	916,482
Retained earnings (accumulated deficit)	23,426	(62,622)
Total stockholders’ equity	954,195	853,877
Total liabilities and stockholders’ equity	$1,849,454	$1,074,288
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue:
Product sales (including related party)	$98,581	$40,864	$230,842	$91,699
Other sales	1,173	158	2,001	433
Total revenue	99,754	41,022	232,843	92,132

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	21,907	15,425	57,798	44,957
General and administrative	14,881	5,635	40,986	14,477
Advanced projects, development and other	1,327	11	2,436	96
Depreciation, depletion and amortization	6,951	2,179	19,767	4,832
Accretion of asset retirement and environmental obligations	595	563	1,780	1,691
Royalty expense to SNR	—	1,055	—	1,908
Write-down of inventories	—	—	1,809	—
Settlement charge	—	—	—	66,615
Total operating costs and expenses	45,661	24,868	124,576	134,576
Operating income (loss)	54,093	16,154	108,267	(42,444)
Other income, net	97	61	3,656	298
Interest expense, net	(2,624)	(1,713)	(6,417)	(3,582)
Income (loss) before income taxes	51,566	14,502	105,506	(45,728)
Income tax benefit (expense)	(8,803)	125	(19,458)	(211)
Net income (loss)	$42,763	$14,627	$86,048	$(45,939)

Net income (loss) per share:
Basic	$0.24	$0.20	$0.50	$(0.67)
Diluted	$0.23	$0.20	$0.47	$(0.67)

Weighted-average shares outstanding:
Basic	176,053,586	71,941,538	172,577,303	68,875,874
Diluted	193,215,313	71,941,538	188,639,373	68,875,874
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three months ended September 30, 2021 and 2020
	Preferred Stock		Common Stock		Shenghe Warrant	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2021	—	$—	177,748,487	$18	$—	$925,944	$(19,337)	$906,625
Stock-based compensation	—	—	—	—	—	4,552	—	4,552
Shares used to settle payroll tax withholding	—	—	(889)	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	42,763	42,763
Other	—	—	—	—	—	291	—	291
Balance as of September 30, 2021	—	$—	177,747,598	$18	$—	$930,751	$23,426	$954,195

Balance as of July 1, 2020	—	$—	71,941,538	$7	$53,846	$22,768	$(101,363)	$(24,742)
Net income	—	—	—	—	—	—	14,627	14,627
Balance as of September 30, 2020	—	$—	71,941,538	$7	$53,846	$22,768	$(86,736)	$(10,115)

	Nine months ended September 30, 2021 and 2020
	Preferred Stock		Common Stock		Shenghe Warrant	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	170,719,979	$17	$—	$916,482	$(62,622)	$853,877
Redemption of Public Warrants	—	—	7,080,005	1	—	(2)	—	(1)
Stock-based compensation	—	—	54,722	—	—	14,723	—	14,723
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(17,108)	—	—	(563)	—	(563)
Net income	—	—	—	—	—	—	86,048	86,048
Other	—	—	—	—	—	111		111
Balance as of September 30, 2021	—	$—	177,747,598	$18	$—	$930,751	$23,426	$954,195

Balance as of January 1, 2020	—	$—	66,556,975	$7	$—	$22,768	$(40,797)	$(18,022)
Issuance of Shenghe Warrant	—	—	5,384,563	—	53,846	—	—	53,846
Net loss	—	—	—	—	—	—	(45,939)	(45,939)
Balance as of September 30, 2020	—	$—	71,941,538	$7	$53,846	$22,768	$(86,736)	$(10,115)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$86,048	$(45,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	19,767	4,832
Accretion of asset retirement and environmental obligations	1,780	1,691
Gain on forgiveness of Paycheck Protection Loan	(3,401)	—
Loss on sale or disposal of long-lived assets, net	219	—
Stock-based compensation expense	14,723	—
Accretion of debt discount and amortization of debt issuance costs	5,388	1,866
Write-down of inventories	1,809	—
Non-cash settlement charge	—	66,615
Revenue recognized in exchange for debt principal reduction	(38,858)	(14,741)
Deferred income taxes	11,262	—
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(33,506)	(3,204)
Inventories	(3,663)	(7,992)
Prepaid expenses, other current and non-current assets	(2,352)	(1,204)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	4,304	(2,874)
Income taxes payable	8,097	—
Refund liability to related party	—	(2,746)
Deferred revenue from related party	—	1,933
Other current and non-current liabilities	(1,153)	1,445
Net cash provided by (used in) operating activities	70,464	(318)
Investing activities:
Additions of property, plant and equipment	(86,420)	(9,695)
Proceeds from sale of property, plant and equipment	125	—
Proceeds from government awards used for construction	2,615	—
Net cash used in investing activities	(83,680)	(9,695)
Financing activities:
Proceeds from issuance of long-term debt	690,000	3,364
Proceeds from Second Additional Advance	—	35,450
Principal payments on debt obligations and finance leases	(1,707)	(1,049)
Payment of debt issuance costs	(17,749)	—
Payment of underwriting and transaction costs	—	(1,579)
Other	(934)	—
Net cash provided by financing activities	669,610	36,186
Net change in cash, cash equivalents and restricted cash	656,394	26,173
Cash, cash equivalents and restricted cash beginning balance	532,440	29,572
Cash, cash equivalents and restricted cash ending balance	$1,188,834	$55,745

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,179,371	$30,244
Restricted cash, current	339	96
Restricted cash, non-current	9,124	25,405
Total cash, cash equivalents and restricted cash	$1,188,834	$55,745
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: We are the largest producer of rare earth materials in the Western Hemisphere. The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. Our wholly-owned subsidiary, MP Mine Operations LLC, a Delaware limited liability company (“MPMO”), acquired the Mountain Pass mine and processing facilities in July 2017. Our wholly-owned subsidiary, Secure Natural Resources LLC, a Delaware limited liability company (“SNR”), holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth minerals. The mine achieved commercial operations in July 2019 and we are currently working to restore the remainder of the facility for use in processing separated rare earth products. The Company is headquartered in Las Vegas, Nevada. References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
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
Concentration of Risk: As of September 30, 2021, Shenghe accounted for more than 90% of product sales. Shenghe, a related party of the Company, has entered into an arrangement to purchase substantially all of the Company’s production, and has previously purchased portions of the Company’s stockpile inventory. While as with any contract there is risk of nonperformance, we do not believe that it is reasonably possible that Shenghe would terminate the agreement as it would significantly delay Shenghe’s recovery of non-interest-bearing advance payments that are recognized by the Company as debt. As discussed in Note 8, “Debt Obligations,” based on current forecasts, the Company expects to repay the obligation within the next year. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
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
At the onset of the outbreak in the first quarter of 2020, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020 and continuing through the third quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities and trucking shortages, which has been exacerbated by COVID-19 and resulting supply chain disruptions. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
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
Government Grants: In accounting for government contracts, the grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. When a grant is related to an expense item, it is recognized as income (or a reduction of expense) over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. When a grant is related to an asset, the funds received are recorded as reductions of the related asset’s carrying amount, thereby reducing future depreciation expense. See Note 7, “Property, Plant and Equipment,” for more information.
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
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—RELATIONSHIP AND AGREEMENTS WITH SHENGHE
Original Commercial Agreements
In May 2017, prior to our acquisition of Mountain Pass, we entered into a set of commercial arrangements with Shenghe, which principally consisted of a technical services agreement (the “TSA”), an offtake agreement (the “Original Offtake Agreement”), and a distribution and marketing agreement (the “DMA”).
The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring Mountain Pass to full operability. Shenghe also agreed to provide additional funding of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of Mountain Pass. In addition to the repayment of the First Additional Advance, pursuant to the Letter Agreement, the Initial Prepayment Amount increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
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

Under the Original Offtake Agreement, upon the mine achieving certain milestones and being deemed commercially operational (which was achieved on July 1, 2019), we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at Mountain Pass. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. The gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”). Under the Original Offtake Agreement, we were obliged to sell all Mountain Pass rare earth products to Shenghe until Shenghe had fully recouped all of its prepayments (i.e., the Prepaid Balance is reduced to zero), at which point the Original Offtake Agreement would terminate automatically.
As originally entered, the DMA was to become effective upon termination of the Original Offtake Agreement. The DMA provided for a distribution and marketing arrangement between the Company and Shenghe, subject to certain exceptions. We retained the right to distribute our products directly to certain categories of customers. As compensation for Shenghe’s distribution and marketing services, the DMA entitled Shenghe to a portion of the net profits from the sale of rare earth products produced at Mountain Pass.
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
Upon the funding of the remaining obligations on June 5, 2020, among other things, (i) the TSA and the DMA were terminated (as described below) and (ii) the A&R Offtake Agreement and the Shenghe Warrant became effective (such events are collectively referred to as the “June 2020 Modification”). Thus, at the present time, Leshan Shenghe’s and Shenghe’s involvement with the Company and Mountain Pass consists of only the A&R Offtake Agreement.
The A&R Offtake Agreement maintains the key take-or-pay, amounts owed on actual and deemed advances from Shenghe, and other terms of the Original Offtake Agreement, with the following changes: (i) modifies the definition of “offtake products” in order to remove from the scope of that definition lanthanum, cerium and other rare earth products that do not meet the specifications agreed to under the A&R Offtake Agreement; (ii) as to the offtake products subject to the A&R Offtake Agreement, provides that if we sell such offtake products to a third party, then, until the Prepaid Balance has been reduced to zero, we will pay an agreed percentage of our revenue from such sale to Shenghe, to be credited against the amounts owed on Offtake Advances; (iii) replaces the Shenghe Sales Discount (as defined in Note 4, “Revenue Recognition”) under the Original Offtake Agreement with a fixed monthly sales charge; (iv) provides that the sales price to be paid by Shenghe for our rare earth products (a portion of which reduces the Prepaid Balance rather than being paid in cash) will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts; (v) obliges us to pay Shenghe, on an annual basis, an amount equal to our annual net income, less any amounts recouped through the Gross Profit Recoupment mechanism over the course of the year, until the Prepaid Balance has been reduced to zero; (vi) obliges us to pay Shenghe the net after-tax profits from certain sales of assets until the Prepaid Balance has been reduced to zero (this obligation was previously contained in the TSA); and (vii) provides for certain changes to the payment, invoicing and delivery terms and procedures for products.
The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. As with the Original Offtake Agreement, the A&R Offtake Agreement will terminate when Shenghe has fully recouped all of its prepayment funding. Following that termination, the Company will have no contractual arrangements with Shenghe for the distribution, marketing or sale of rare earth products.
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
The Shenghe Implied Discount was applicable to Shenghe’s gross profit on the sales of rare earth products to its own customers (for sales made between July 2019 and early June 2020). That gross profit is a contractually determined amount based on Shenghe’s realized sales price (net of taxes, tariffs, and certain other adjustments, such as demurrage) compared to the agreed-upon cash cost Shenghe would pay to the Company. The Shenghe Implied Discount amounted to 36% of that contractually determined gross profit amount. See also Note 4, “Revenue Recognition.”
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
At its inception in May 2017, the DMA was determined to be at-market, as it provided an expected commission to Shenghe for its services that was consistent with the Company’s expectations for a regular sales commission based on its revenue and cost expectations at the time. In connection with the June 2020 Modification, the Company determined that the existing arrangement within the DMA now provided Shenghe with a favorable, off-market return for the future distribution and marketing services, due in part to (i) favorable changes in expected profitability, driven partially by changes in tariffs, as well as cost performance in Stage I, (ii) favorable estimates of the capital cost of the Stage II optimization project, and (iii) favorable changes in expected production, based on higher than forecast contained rare earth oxides production in Stage I. Taken together, the Company concluded that the above factors would likely result in materially lower per-unit costs (including depreciation) and higher profitability versus its original estimates. Therefore, these changes in circumstances meant that the Net Profit-Based Commission would no longer be commensurate with the value of the service; and therefore, created an off-market feature. These same factors would also result in the Company fulfilling its obligations under the Original Offtake Agreement more quickly, resulting in a longer period of payments under the now-unfavorable terms of the DMA.
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

Therefore, as part of the renegotiations, the Company and Shenghe agreed to terminate the DMA. As a result of the June 2020 Modification, specifically the termination of the DMA, the Company recorded a non-cash settlement charge of $66.6 million during the second quarter of 2020.
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
(1)See Note 8, “Debt Obligations.”
(2)See Note 4, “Revenue Recognition.”
(3)This non-cash charge is included within the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020, as “Settlement charge.”
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
The Shenghe Implied Discount amounted to 36% of the difference between Shenghe’s realized price on its sales of rare earth products to its own customers (net of taxes, tariffs, and certain other adjustments, such as demurrage) and the agreed-upon cash cost for those products (i.e., its gross profit). In addition to the revenue we recognized from the cash sales prices, we also realized an amount of deferred revenue applicable to these sales equal to 64% of Shenghe’s gross profit. The full gross profit amount realized by Shenghe on such sales reduced the Prepaid Balance (and consequently, our contractual obligations to Shenghe), but the remaining 36% was not recognized as revenue.
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
Sales to Shenghe Under the A&R Offtake Agreement: Beginning after the June 2020 Modification, the sales price (and other terms applicable to the quantity of products sold) are set forth in monthly purchase agreements with Shenghe. Furthermore, the June 2020 Modification provided that the sales price to be paid by Shenghe for our rare earth products will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts. A portion of the sales price to Shenghe is in the form of debt repayment, with the remainder paid in cash. See Note 8, “Debt Obligations,” for further information.
As a result of the June 2020 Modification, revenue recognized under the A&R Offtake Agreement after the June 2020 Modification does not include the Shenghe Implied Discount. In addition, rather than adjusting the sales price for the Shenghe Sales Discount, as was the case with sales made under the Original Offtake Agreement, revenue under the A&R Offtake Agreement is reduced by a fixed monthly sales charge (similarly accounted for as a discount).

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

	For the nine months ended September 30,
(in thousands)	2021	2020
Opening balance(1)	$—	$35,543
Prepayments received(2)	—	11,050
Revenue recognized(3)	—	(9,117)
Effect of June 2020 Modification(4)	—	(37,476)
Ending balance	$—	$—
(1)Of the amount for the nine months ended September 30, 2020, $6.6 million was classified as current based on when such amount was expected to be realized.
(2)Amount for the nine months ended September 30, 2020, relates to the contractual commitment for Shenghe to provide funds to the Company (the Initial Prepayment Amount). After the amount pertaining to the nine months ended September 30, 2020, was funded, no further amount was required to be funded by Shenghe under the Initial Prepayment Amount.
(3)As discussed above, for sales made to Shenghe during the period from July 2019 through early June 2020, as a result of the Shenghe Implied Discount, we recognized an amount of deferred revenue applicable to such sales equal to 64% of the gross profit realized by Shenghe on sales of this product to its own customers. As discussed below, the amount for the nine months ended September 30, 2020, included a tariff rebate of $1.4 million received in May 2020 and excluded the tariff rebate realized in August 2020.
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
In August 2020 and January 2021, the Company received additional information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million and $9.3 million of revenue for the nine months ended September 30, 2021 and 2020, respectively, primarily related to additional tariff credits realized for sales from the pre-modification period. Since these rebates were recognized after the June 2020 Modification, the amounts were treated as a reduction to the principal balance of the debt obligation, partially offset by a proportionate reduction in the related debt discount, as discussed in Note 8, “Debt Obligations.”
NOTE 5—RESTRICTED CASH
The Company’s restricted cash balances were as follows:

	September 30, 2021	December 31, 2020
(in thousands)
Restricted cash, current	$339	$3,688
Restricted cash, non-current	9,124	9,100
Total restricted cash	$9,463	$12,788
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

NOTE 6—INVENTORIES
The Company’s inventories consisted of the following:

	September 30, 2021	December 31, 2020
(in thousands)
Materials and supplies(1)	$9,068	$5,124
In-process(2)	23,992	24,524
Finished goods(3)	1,066	2,624
Total inventory	$34,126	$32,272
(1)Comprised of raw materials, spare parts, reagent chemicals, and packaging materials used in the production of rare earth products
(2)Primarily comprised of mined ore stockpiles and bastnaesite ore in various stages of the production process that are drawn down based on the demands of our mine production plan
(3)Packaged bastnaesite ore that is ready for sale
During the second quarter of 2021, the Company recognized a non-cash write-down of a portion of its legacy low-grade stockpile inventory after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. The write-down is included in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021, as “Write-down of inventories.”
NOTE 7—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
(in thousands)
Machinery and equipment	$41,712	$22,911
Buildings and building improvements	4,541	2,953
Land and land improvements	8,609	6,534
Assets under construction	124,553	46,814
Mineral rights	437,817	437,654
Property, plant and equipment	617,232	516,866
Less: Accumulated depreciation and depletion	(34,394)	(14,892)
Property, plant and equipment, net	$582,838	$501,974
The Company capitalized expenditures of $93.8 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively, mostly related to vehicles, machinery, equipment, and assets under construction to support our Stage II optimization project and other capital projects at Mountain Pass. Interest capitalized was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. No interest was capitalized for the three and nine months ended September 30, 2020.
In February 2021, the Company acquired equipment, including trucks and loaders, in the aggregate amount of $9.4 million, which was purchased through seller-financed equipment notes. See also Note 8, “Debt Obligations,” and Note 18, “Supplemental Cash Flow Information.”
In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the third quarter of 2021, pursuant to the TIA, the Company has received $2.6 million in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which are currently included in “Assets under construction.” Pursuant to the TIA, the Company is entitled to receive an additional $7.0 million from the DOD associated with Stage II optimization project capital expenditures.
The Company’s depreciation expense and depletion expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation expense	$2,109	$1,277	$5,528	$3,711
Depletion expense	$4,754	$29	$13,971	$86
There were no impairments recognized for the three and nine months ended September 30, 2021 and 2020.
NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	September 30, 2021	December 31, 2020
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$—
Paycheck Protection Loan	—	3,364
Less: Unamortized debt issuance costs	(15,950)	—
Net carrying amount	674,050	3,364
Less: Current installments of long-term debt	—	(2,403)
Long-term debt, net of current portion	$674,050	$961

Long-term debt to related party
Offtake Advances	$32,575	$71,843
Less: Unamortized debt discount	(1,638)	(5,393)
Net carrying amount	30,937	66,450
Less: Current installments of long-term debt to related party	(30,937)	(22,070)
Long-term debt to related party, net of current portion	$—	$44,380
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
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes. As of September 30, 2021, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of September 30, 2021.
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
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Paycheck Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. Under the terms of the PPP, loans may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In June 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Loan and related accrued interest was forgiven. Consequently, during the nine months ended September 30, 2021, the Company recorded a gain on forgiveness of the Loan in the amount of $3.4 million, which is included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
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
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe is paid in the form of debt reduction, rather than cash. In addition, the Company must pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three and nine months ended September 30, 2021, $15.9 million and $36.8 million, respectively, of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 18, “Supplemental Cash Flow Information”), as compared to $4.8 million and $5.5 million for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, the Company made a payment to Shenghe of $0.1 million and $0.2 million, respectively, based on sales to other parties. No amounts were required to be paid based on asset sales.
After consideration of the Second Additional Advance, the outstanding balance on the Offtake Advances, as of the date of the June 2020 Modification, was $94.0 million. Since the debt obligation was recorded at fair value, the result was a debt discount of $8.3 million. The A&R Offtake Agreement does not have a stated rate (and is non-interest-bearing), and repayment is contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income. The imputed interest rate is a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. Based on current forecasts, the Company expects to repay the obligation within the next year. As of September 30, 2021, and December 31, 2020, $32.6 million and $25.7 million of the principal amount, respectively, was classified as current based on the Company’s expectations of the timing of repayment.
The actual amounts repaid may differ in timing and amount from the Company’s estimates and is updated each reporting period to determine the imputed interest rate, which will likely differ from the current estimated rate. The Company has determined that it will recognize adjustments from these estimates following a prospective method. Under the prospective method, the Company will update its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The updated rate will be the discount rate that equates the present value of those revised estimates of remaining reductions with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under the prospective method, the effective interest rate is not constant, and changes are recognized prospectively as an adjustment to the effective yield. The effective rate applicable from the June 5, 2020, inception to September 30, 2021, was between 4.41% and 11.50%. Based on the revised estimates of the timing of the remaining principal reductions as of September 30, 2021, the Company updated its estimate of the effective interest rate to 16.28% to be applied prospectively to future periods.
As discussed in Note 4, “Revenue Recognition,” in January 2021, the Company was informed of a $2.2 million tariff rebate Shenghe received, which increased the gross profit earned by Shenghe on certain prior period sales. As a result, for the nine months ended September 30, 2021, the Company recorded a reduction in the principal amount of the debt obligation of $2.2 million and the corresponding debt discount of $0.2 million.
In August 2020, the Company was informed of a $9.7 million tariff rebate Shenghe received, which increased the gross profit earned by Shenghe on certain prior period sales. In addition, after the June 2020 Modification, but relating to sales made prior the June 2020 Modification, Shenghe also realized higher gross profit than estimated by the Company in the amount of $0.4 million due to higher market prices. As a result of these events, for the three and nine months ended September 30, 2020, the Company recorded reductions in the principal amount of the debt obligation of $10.1 million and the corresponding debt discount of $0.8 million.
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
In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including $0.3 million for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021.
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	September 30, 2021	December 31, 2020
(in thousands)
Equipment notes
Current	$2,586	$835
Non-current	7,732	1,267
	$10,318	$2,102
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$2,660	$1,713	$6,620	$3,582
Capitalized interest	(36)	—	(203)	—
Interest expense, net	$2,624	$1,713	$6,417	$3,582
Interest expense related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Coupon interest	$431	$—	$886	$—
Amortization of debt issuance costs	876	—	1,799	—
Convertible Notes interest expense	$1,307	$—	$2,685	$—

The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 4.5 years as of September 30, 2021.
As of September 30, 2021, none of the agreements or indentures governing our indebtedness contain financial covenants.
NOTE 9—LEASE OBLIGATIONS
The Company has operating and finance leases for certain office space, vehicles and equipment used in its operations, none of which are with related parties. Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	September 30, 2021	December 31, 2020
(in thousands)
Operating Leases:
Right-of-use assets	Other non-current assets	$421	$1,090

Operating lease liability, current	Other current liabilities	$344	$761
Operating lease liability, non-current	Other non-current liabilities	97	357
Total operating lease liabilities		$441	$1,118

Finance Leases:
Right-of-use assets	Finance lease right-of-use assets	$847	$1,028

Finance lease liability, current	Current portion of finance lease liabilities	$254	$266
Finance lease liability, non-current	Finance lease liabilities, net of current portion	625	736
Total finance lease liabilities		$879	$1,002
NOTE 10—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
Management estimated asset retirement obligations based on the requirements to reclaim its mine asset and related Mountain Pass facility. Minor reclamation activities related to discrete portions of our operations are ongoing. As of September 30, 2021, management estimates a significant portion of the cash outflows for the major reclamation and the retirement of the Mountain Pass facility will be incurred beginning in 2043.
In March 2020, the Company commenced the process of requesting a re-zoning approval of certain of its properties such that certain of the Company’s processing facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation. In June 2021, San Bernardino County approved the re-zoning request, which may obviate the Company’s current requirement to demolish and reclaim the impacted areas. The Company is currently evaluating the impact that the re-zoning has on its reclamation plan, which must still be approved by San Bernardino County and the State of California, and its related effect on the Company’s asset retirement obligation. Upon final submission of the reclamation plan and approval, which has not yet occurred as of September 30, 2021, the Company will update the estimated cash flows underlying its asset retirement obligation, as the Company’s existing reclamation obligations will not be legally reduced until such approval is obtained.
As of September 30, 2021, the credit-adjusted risk-free rate ranged between 6.6% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments or decrements for the three and nine months ended September 30, 2021 and 2020.
The balance as of September 30, 2021, and December 31, 2020, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the asset retirement obligations were $142.3 million as of both September 30, 2021, and December 31, 2020.
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of September 30, 2021, and December 31, 2020, the Company had financial assurance requirements of $38.7 million and $38.4 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies that are partially secured by restricted cash.
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
As of September 30, 2021, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 26 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and nine months ended September 30, 2021 and 2020.
The total estimated aggregate undiscounted cost of $27.8 million and $28.2 million as of September 30, 2021, and December 31, 2020, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of September 30, 2021, and December 31, 2020, included current portions of $0.5 million.
NOTE 11—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 17.1% and 18.4% for the three and nine months ended September 30, 2021, respectively, as compared to (0.9)% and (0.5)% for the three and nine months ended September 30, 2020, respectively, principally due to a full valuation allowance as of September 30, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance, if any. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
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
In January 2019, a former employee filed a complaint with the California Labor & Workforce Development Agency alleging numerous violations of California labor law, and subsequently filed a representative action against the Company. In October 2021, we entered into a memorandum of understanding to settle the lawsuit in the amount of approximately $1 million, including legal fees, subject to the court’s approval of the class settlement. This amount is included in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, the Company issued 7,080,005 shares of its Common Stock as a result of the cashless exercise of 11,434,455 Public Warrants. The Company redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
NOTE 14—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of September 30, 2021, there were 7,279,207 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation Expense: During the three and nine months ended September 30, 2021, the Company recognized $4.5 million and $14.7 million, respectively, of stock-based compensation expense, which is principally included in the unaudited Condensed Consolidated Statements of Operations within “General and administrative.” There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2020.
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
Offtake Advances
The Company’s Offtake Advances balance is classified within Level 3 of the fair value hierarchy because there are unobservable inputs that follow an imputed interest rate model to calculate the amortization of the embedded debt discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. This model-based valuation technique, for which there are unobservable inputs, was used to estimate the fair value of the liability balance classified within Level 3 of the fair value hierarchy.
Equipment Notes
The Company’s equipment notes are classified within Level 2 of the fair value hierarchy because there are inputs that are directly observable for substantially the full term of the liability. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair values of liabilities classified within Level 2 of the fair value hierarchy.
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,179,371	$1,179,371	$1,179,371	$—	$—
Restricted cash	$9,463	$9,463	$9,463	$—	$—
Financial liabilities:
Convertible Notes	$674,050	$702,765	$702,765	$—	$—
Offtake Advances	$30,937	$32,170	$—	$—	$32,170
Equipment notes	$10,318	$10,405	$—	$10,405	$—

	December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$519,652	$519,652	$519,652	$—	$—
Restricted cash	$12,788	$12,788	$12,788	$—	$—
Financial liabilities:
Offtake Advances	$66,450	$68,151	$—	$—	$68,151
Equipment notes	$2,102	$2,077	$—	$2,077	$—

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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Weighted-average shares outstanding, basic	176,053,586	71,941,538	172,577,303	68,875,874
Assumed conversion of Public Warrants	—	—	3,787,498	—
Assumed conversion of Convertible Notes	15,584,409	—	10,789,206	—
Assumed conversion of restricted stock	1,283,194	—	1,214,349	—
Assumed conversion of restricted stock units	294,124	—	271,017	—
Weighted-average shares outstanding, diluted	193,215,313	71,941,538	188,639,373	68,875,874
The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Calculation of basic EPS:
Net income (loss)	$42,763	$14,627	$86,048	$(45,939)
Weighted-average shares outstanding, basic	176,053,586	71,941,538	172,577,303	68,875,874
Basic EPS	$0.24	$0.20	$0.50	$(0.67)

Calculation of diluted EPS:
Net income (loss)	$42,763	$14,627	$86,048	$(45,939)
Interest expense, net of tax(1):
Convertible Notes	1,084	—	2,190	—
Diluted income (loss)	$43,847	$14,627	$88,238	$(45,939)
Weighted-average shares outstanding, diluted	193,215,313	71,941,538	188,639,373	68,875,874
Diluted EPS	$0.23	$0.20	$0.47	$(0.67)
(1)The three and nine months ended September 30, 2021, were tax-effected at a rate of 17.1% and 18.4%, respectively. As discussed in Note 8, “Debt Obligations,” the Convertible Notes were issued in March 2021; therefore, no adjustment is required for the three and nine months ended September 30, 2020.
NOTE 17—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into separate product sales agreements in which Shenghe purchases all newly-produced material at specified prices. Product sales from these agreements were $97.3 million and $229.2 million for the three and nine months ended September 30, 2021, respectively, as compared to $40.9 million and $91.7 million for the three and nine months ended September 30, 2020, respectively, and are discussed in more detail in Note 4, “Revenue Recognition,” including amounts recognized as deferred revenue.
Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $21.5 million and $57.2 million for the three and nine months ended September 30, 2021, respectively, as compared to $15.3 million and $44.6 million for the three and nine months ended September 30, 2020, respectively.
Purchases: The Company purchases certain reagent products (produced by an unrelated third party manufacturer) used in the flotation process from Shenghe. Total purchases were $1.2 million and $3.3 million for the three and nine months ended

September 30, 2021, respectively, as compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.
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
Excluding payments of these minimums (which were treated as a reduction to the obligation), royalty expense was $1.0 million and $1.9 million, and the Company paid out $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively.
Accounts Receivable: As of September 30, 2021, and December 31, 2020, $36.3 million and $3.5 million of the accounts receivable, as stated on the unaudited Condensed Consolidated Balance Sheets, respectively, were receivable from a related party due to the Company’s sales agreements with Shenghe.
Indebtedness: The Company’s related-party debt is described in Note 8, “Debt Obligations.”
NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the non-cash components of the June 2020 Modification, as discussed in Note 3, “Relationship and Agreements with Shenghe,” other supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the nine months ended September 30,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,116	$433
Cash payment related to income taxes, net	$1	$—
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$9,407	$1,216
Property, plant and equipment purchased but not yet paid	$7,416	$2,613
Transaction costs capitalized but not yet paid	$—	$4,889
Finance right-of-use assets obtained in exchange for finance lease liabilities	$87	$—
Revenue recognized in exchange for debt principal reduction(1)	$38,858	$14,741
Paycheck Protection Loan forgiveness(2)	$3,401	$—
(1)Of the amounts for the nine months ended September 30, 2021 and 2020, $36.8 million and $5.5 million, respectively, pertained to product sales to Shenghe, as discussed in Note 8, “Debt Obligations.” In addition, $2.0 million pertained to the tariff rebate for the nine months ended September 30, 2021, and $9.3 million pertained to the tariff rebate and changes in estimates of realized prices of prior period sales for the nine months ended September 30, 2020, as discussed in Note 4, “Revenue Recognition.”
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
Overview
We are the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. We believe the rare earth concentrate we produced and sold in 2020 represented approximately 15% of the rare earth content consumed in the global market.
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
We produce our materials at Mountain Pass, one of the world’s richest rare earth deposits, co-located with integrated state-of-the-art processing and separation facilities. We acquired the Mountain Pass assets in 2017, restarted operations from cold-idle status and embarked on a deliberate, two-stage plan to optimize the facility and position the Company for growth and profitability. We commenced mining, comminution, beneficiation, and tailings management operations, which we designated Stage I of our multi-stage optimization plan, between December 2017 and February 2018. We currently produce a rare earth concentrate that we sell to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., a leading global rare earth company that is publicly listed in China, which, in turn, sells that product to end customers in China. These customers separate the constituent REE contained in our concentrate and sell the separated products to various end users. Upon completion of our Stage II optimization project, we anticipate separating rare earth oxides (“REO”) at Mountain Pass and selling our products directly to end users, at which time we may no longer sell our concentrate.
As technological innovation drives anticipated global growth in demand for REO, we also believe global economic trends, geopolitical realities and sustainability mandates are combining to further support an opportunity for us to create shareholder value. We believe businesses are increasingly prioritizing diversification and security of their global supply chains so as to reduce reliance on a single producer or region for critical supplies. This trend also has national security implications, as illustrated by the February 2021 U.S. Presidential executive order requiring the U.S. government to review supply chains for critical minerals and other identified strategic materials, including rare earth elements, in an effort to ensure that the U.S. is not reliant on other countries, such as China. According to the CRU Group, China accounted for approximately 79% of global REO production in 2020. We believe an even higher percentage of the NdPr magnet supply chain is based in China. Finally, public and private interests are increasingly demanding sustainability throughout production value chains to limit negative environmental and societal impacts from business activity, including pollution and acceleration of climate change. As the only scaled source in North America for critical rare earths, with a processing facility designed to operate with best-in-class sustainability and a competitive cost structure, we believe we are well-positioned to thrive in a transforming global economy.

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
In May 2017, prior to our acquisition of Mountain Pass, we entered into a set of commercial arrangements with Shenghe, which principally consisted of a technical services agreement (the “TSA”), an offtake agreement (the “Original Offtake Agreement”), and a distribution and marketing agreement (the “DMA”). Shenghe and its affiliates primarily engage in the mining, separation, processing and distribution of rare earth products. We also issued to Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”), the majority stockholder of Shenghe, a preferred interest in the Company, which was ultimately exchanged for shares of our common stock in connection with the Business Combination.
The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring Mountain Pass to full operability. Shenghe also agreed to provide additional funding of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of Mountain Pass. In addition to the repayment of the First Additional Advance, pursuant to the Letter Agreement, the Initial Prepayment Amount increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
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
Under the Original Offtake Agreement, upon the mine achieving certain milestones and being deemed commercially operational (which was achieved on July 1, 2019), we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at Mountain Pass. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. The gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”). Under the Original Offtake Agreement, we were obliged to sell all Mountain Pass rare earth products to Shenghe until Shenghe had fully recouped all of its prepayments (i.e., the Prepaid Balance is reduced to zero), at which point the Original Offtake Agreement would terminate automatically.
As originally entered, the DMA was to become effective upon termination of the Original Offtake Agreement. The DMA provided for a distribution and marketing arrangement between the Company and Shenghe, subject to certain exceptions. We retained the right to distribute our products directly to certain categories of customers. As compensation for Shenghe’s distribution and marketing services, the DMA entitled Shenghe to a portion of the net profits from the sale of rare earth products produced at Mountain Pass. See below for further discussion of the DMA termination and associated accounting treatment.

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
Upon the funding of the remaining obligations on June 5, 2020, among other things, (i) the TSA and the DMA were terminated (as described below) and (ii) the A&R Offtake Agreement and the Shenghe Warrant became effective (such events are collectively referred to as the “June 2020 Modification”). Thus, at the present time, Leshan Shenghe’s and Shenghe’s involvement with the Company and Mountain Pass consists of only the A&R Offtake Agreement.
The A&R Offtake Agreement maintains the key take-or-pay, amounts owed on actual and deemed advances from Shenghe, and other terms of the Original Offtake Agreement, with the following changes: (i) modifies the definition of “offtake products” in order to remove from the scope of that definition lanthanum, cerium and other rare earth products that do not meet the specifications agreed to under the A&R Offtake Agreement; (ii) as to the offtake products subject to the A&R Offtake Agreement, provides that if we sell such offtake products to a third party, then, until the Prepaid Balance has been reduced to zero, we will pay an agreed percentage of our revenue from such sale to Shenghe, to be credited against the amounts owed on Offtake Advances; (iii) replaces the Shenghe Sales Discount (as discussed and defined below) under the Original Offtake Agreement with a fixed monthly sales charge; (iv) provides that the sales price to be paid by Shenghe for our rare earth products (a portion of which reduces the Prepaid Balance rather than being paid in cash) will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts; (v) obliges us to pay Shenghe, on an annual basis, an amount equal to our annual net income, less any amounts recouped through the Gross Profit Recoupment mechanism over the course of the year, until the Prepaid Balance has been reduced to zero; (vi) obliges us to pay Shenghe the net after-tax profits from certain sales of assets until the Prepaid Balance has been reduced to zero (this obligation was previously contained in the TSA); and (vii) provides for certain changes to the payment, invoicing and delivery terms and procedures for products.
The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. As with the Original Offtake Agreement, the A&R Offtake Agreement will terminate when Shenghe has fully recouped all of its prepayment funding. Following that termination, the Company will have no contractual arrangements with Shenghe for the distribution, marketing or sale of rare earth products.
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
Accounting for the June 2020 Modification
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
As noted above, the June 2020 Modification provided that the sales price to be paid by Shenghe for our rare earth products will be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts, instead of our cash cost of production, as was the case with sales made under the Original Offtake Agreement. A portion of the sales price is in the form of debt repayment, with the remainder paid in cash. The elimination of the Shenghe Sales Discount and replacement with the aforementioned fixed monthly sales charge has not had a material impact on our results of operations (both are treated as a reduction to the transaction price).
As a result of the June 2020 Modification, the amount of revenue we recorded for periods that included any portion of the period from July 1, 2019, until June 5, 2020, is not comparable, in the aggregate or on a per unit basis, to the amount of revenue recorded in other periods that commenced after June 5, 2020. Furthermore, assuming static market prices, we would expect to record more revenue on a per unit basis subsequent to June 5, 2020. As discussed in the “Key Performance Indicators” section below, in the calculation of our realized price per REO MT, we eliminate the impact of recognizing revenue at a discount during the period between July 1, 2019, and June 5, 2020, in order to reflect a consistent basis between periods.
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
At the onset of the outbreak in the first quarter of 2020, we initially experienced shipping delays due to overseas port slowdowns and container shortages, but we did not experience a reduction in production or sales. However, beginning in the fourth quarter of 2020, and continuing through the third quarter of 2021, we again saw shipping delays and container shortages from congestion at port facilities and trucking shortages, which has been exacerbated by COVID-19 and resulting supply chain disruptions. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
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
Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similarly-titled measures presented by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units or dollars, except percentages)	2021	2020	$	%	2021	2020	$	%
REO production volume (MTs)	11,998	10,197	1,801	18%	32,152	29,166	2,986	10%
REO sales volume (MTs)	12,814	9,429	3,385	36%	32,484	28,047	4,437	16%
Realized price per REO MT	$7,693	$3,393	$4,300	127%	$7,043	$3,031	$4,012	132%
Production cost per REO MT	$1,449	$1,389	$60	4%	$1,484	$1,371	$113	8%
REO Production Volume
We measure our REO-equivalent production volume for a given period in metric tons, our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency.
The rare earth concentrate we currently produce is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of embedded REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals and water. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore. As discussed in “Key Factors Affecting Our Performance” below, upon completion of our Stage II optimization project, we expect to refine our rare earth concentrate to produce separated rare earths, including separated NdPr oxide.

REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale. Our REO sales volume is a key measure of our ability to convert our production into revenue.
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our Total Value Realized (see below) for a given period and (ii) our REO sales volume for the same period. We define Total Value Realized, which is a non-GAAP financial measure, as our product sales adjusted for the revenue impact of tariff-related rebates from Shenghe on account of prior sales, and, in connection with our sales of REO to Shenghe between July 1, 2019, and June 5, 2020, the Shenghe Implied Discount. The Shenghe Implied Discount is equal to the difference between (i) Shenghe’s average realized price, net of taxes, tariffs and certain other agreed-upon charges (such as one-time demurrage charges) on our products once sold to their ultimate customers and (ii) the amount of revenue we recognized on the sales of those products to Shenghe for sales between July 1, 2019, and June 5, 2020, which includes the non-cash portion discussed above.
Under the terms of the Original Offtake Agreement, for the period between July 1, 2019, and June 5, 2020, Shenghe purchased our rare earth products at an agreed-upon cash price per MT, which was intended to approximate our cash cost of production, and in turn resold it at market prices to its customers. As discussed above, in addition to the revenue we recognized from the cash sales prices, we also realized an amount of deferred revenue applicable to these sales equal to 64% of Shenghe’s gross profit. Upon entrance into the A&R Offtake Agreement, we began to recognize revenue at the full value of our product. See also “Recent Developments and Comparability of Results” section above.
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
Production Cost per REO MT
We calculate the production cost per REO MT for a given period as the quotient of: (i) our Production Costs (see below) for a given period and (ii) our REO sales volume for the same period. We define Production Costs, which is a non-GAAP financial measure, as our cost of sales (excluding depletion, depreciation and amortization) less stock-based compensation expense included in cost of sales, shipping and freight costs, and costs attributable to certain other sales, for a given period.
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
We believe that the success of our business will reflect our ability to manage our costs. Our Stage II optimization project (discussed below) is designed to enable us to manage our cost structure for separating REE through a revised facility process flow. The reintroduction of the oxidizing roasting step will allow us to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is uniquely suitable to low-cost refining by selectively eliminating the need to carry lower-value cerium through the separations process. The recommissioning of our natural gas-powered combined heat and power (“CHP”) facility will reduce energy, heating and steam costs as well as minimize or eliminate our reliance on the regional electric power grid. Further, our location offers significant transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping of our final products.
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
Development of Our REE Refining Capabilities and Other Opportunities
Our Stage II optimization project is focused on advancing from concentrate production to the separation of individual REE. Engineering, procurement, construction and other recommissioning activities are underway and involve upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per volume of REO produced than the prior operator of Mountain Pass. As part of our Stage II optimization project, we plan to reintroduce a roasting circuit, reorient the plant process flow, increase product finishing capacity, improve wastewater management and make other improvements to materials handling and storage. We believe that our Stage II optimization project investments will enable us to increase the recovery of NdPr from our concentrate, increase NdPr production, and lower the cost of production, in each case, as compared to the prior owner’s operations.
Upon completion of our Stage II optimization project, we expect to be a low-cost producer of separated NdPr oxide, which represents a majority of the value contained in our ore. Further, we believe we will then be in a position to consider opportunities to integrate further downstream into the business of upgrading NdPr into metal alloys and magnets, ultimately expanding our presence as a global source for rare earth magnetics. We also believe integration into magnet production would provide some protection from commodity pricing volatility, while enhancing our business profile and profitability as the producer of a critical industrial output in addition to a producer of resources. Geopolitical developments have created an increased urgency to bring critical rare earth mining and refining production capability to the United States and to restore the full U.S. magnetics supply chain.
The completion of our Stage II optimization project and any development of Stage III is expected to be capital intensive. During the first quarter of 2021, we revised the scope of our Stage II optimization project to include process design innovations that reduce reagent consumption while increasing the planned recovery of separated REO and improving potential product mix. We expect to be able to reach targeted production rates and profitability in 2023 without the need to recommission our chlor-alkali facility, which we previously estimated would cost approximately $30 million. We believe this significantly reduces the operational risks in achieving our targeted profitability. We expect to invest a total of approximately $220 million on our Stage II optimization project, principally in 2021 and 2022. Our estimated costs or estimated time to completion may increase, potentially significantly, due to factors outside of our control. While we believe we have sufficient cash resources to fund our Stage II optimization project and operating working capital in the near term, we cannot assure this. Any delays in our ongoing optimization plans or substantial cost increases related to their execution could significantly impact our ability to maximize our revenue opportunities and adversely impact our business and cash flows.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue:
Product sales	$98,581	$40,864	$57,717	141%	$230,842	$91,699	$139,143	152%
Other sales	1,173	158	1,015	642%	2,001	433	1,568	362%
Total revenue	99,754	41,022	58,732	143%	232,843	92,132	140,711	153%

Operating costs and expenses:
Cost of sales(1)	21,907	15,425	6,482	42%	57,798	44,957	12,841	29%
General and administrative	14,881	5,635	9,246	164%	40,986	14,477	26,509	183%
Advanced projects, development and other	1,327	11	1,316	n.m.	2,436	96	2,340	2438%
Depreciation, depletion and amortization	6,951	2,179	4,772	219%	19,767	4,832	14,935	309%
Accretion of asset retirement and environmental obligations	595	563	32	6%	1,780	1,691	89	5%
Royalty expense to SNR	—	1,055	(1,055)	(100)%	—	1,908	(1,908)	(100)%
Write-down of inventories	—	—	—	n.m.	1,809	—	1,809	n.m.
Settlement charge	—	—	—	n.m.	—	66,615	(66,615)	(100)%
Total operating costs and expenses	45,661	24,868	20,793	84%	124,576	134,576	(10,000)	(7)%
Operating income (loss)	54,093	16,154	37,939	235%	108,267	(42,444)	150,711	n.m.
Other income, net	97	61	36	59%	3,656	298	3,358	1127%
Interest expense, net	(2,624)	(1,713)	(911)	53%	(6,417)	(3,582)	(2,835)	79%
Income (loss) before income taxes	51,566	14,502	37,064	256%	105,506	(45,728)	151,234	n.m.
Income tax benefit (expense)	(8,803)	125	(8,928)	n.m.	(19,458)	(211)	(19,247)	9122%
Net income (loss)	$42,763	$14,627	$28,136	192%	$86,048	$(45,939)	$131,987	n.m.

Adjusted EBITDA	$68,287	$11,609	$56,678	488%	$147,734	$24,645	$123,089	499%
Adjusted Net Income	$51,982	$7,245	$44,737	617%	$108,885	$14,693	$94,192	641%
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.

Revenue consists primarily of product sales, which pertain to our sales of REO concentrate principally to Shenghe under the Original Offtake Agreement for sales between January 1, 2020, and June 5, 2020, or the A&R Offtake Agreement for sales after June 5, 2020.
Product sales increased year over year by $57.7 million, or 141%, to $98.6 million for the three months ended September 30, 2021. The increase was driven by higher REO sales volume, which increased by 3,385 MTs, or 36%, to 12,814 MTs for the three months ended September 30, 2021, as compared to the prior year period, and a higher realized price per REO MT, which increased by 127% year over year for the three months ended September 30, 2021, reflecting higher demand for rare earth products. The increase in REO sales volume for the three months ended September 30, 2021, as compared to the prior year period, reflects an increase in REO production volume and is impacted by the timing of shipments. The increase in REO production volume for the three months ended September 30, 2021, as compared to the prior year period, reflects continued improvement in the efficiency of our processing operations.
Product sales increased year over year by $139.1 million, or 152%, to $230.8 million for the nine months ended September 30, 2021. The increase was driven by higher REO sales volume, which increased by 4,437 MTs, or 16%, to 32,484 MTs for the nine months ended September 30, 2021, as compared to the prior year period, and a higher realized price per REO MT, which increased by 132% year over year for the nine months ended September 30, 2021, reflecting higher demand for rare earth products. The increase in REO sales volume for the nine months ended September 30, 2021, as compared to the prior year period, primarily reflects an increase in REO production volume. The increase in REO production volume for the nine months ended September 30, 2021, as compared to the prior year period, reflects an improvement in the efficiency of our processing operations. Product sales for the nine months ended September 30, 2020, were negatively impacted by the Shenghe Implied Discount, in which $3.7 million of the value of products sold to Shenghe during the nine months ended September 30, 2020, was not recognized as revenue. As mentioned above, starting June 5, 2020, the accounting treatment specific to the Shenghe Implied Discount was no longer required.
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
Cost of sales increased year over year by $6.5 million, or 42%, to $21.9 million for the three months ended September 30, 2021, driven primarily by higher sales volume. The increase in production cost per REO MT from $1,389 for the three months ended September 30, 2020, to $1,449 for the three months ended September 30, 2021, is primarily due to higher payroll costs and employee headcount, including an increase in hiring ahead of the completion of our Stage II optimization project. Cost discipline and production efficiencies achieved during the three months ended September 30, 2021, more than offset higher material and supplies costs as well as COVID-19-impacted freight-in costs.
Cost of sales increased year over year by $12.8 million, or 29%, to $57.8 million for the nine months ended September 30, 2021, driven primarily by higher sales volume. The increase in production cost per REO MT from $1,371 for the nine months ended September 30, 2020, to $1,484 for the nine months ended September 30, 2021, is primarily due to higher payroll costs and employee headcount, including an increase in hiring ahead of the completion of our Stage II optimization project. In addition, production efficiencies achieved during the nine months ended September 30, 2021, were partially offset by higher material and supplies costs as well as COVID-19-impacted freight-in costs.
We believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies largely offsetting raw material and logistics pressures. We anticipate additional efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time. In addition, production cost per REO MT may vary period-to-period based on the timing of scheduled outages of our production facilities for maintenance. See the “Quarterly Performance Trend” section below for further discussion on production cost per REO MT.
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

General and administrative expenses increased year over year by $9.2 million, or 164%, to $14.9 million for the three months ended September 30, 2021, reflecting $3.9 million in stock-based compensation expense primarily from grants of restricted stock and restricted stock units (“Stock Awards”) made during the fourth quarter of 2020 related to the Business Combination. Prior to the fourth quarter of 2020, we had not granted any Stock Awards nor recorded any stock-based compensation expense. Excluding this item, the increase was $5.3 million, or 94%, mainly due to increases in personnel, insurance, and legal costs, the majority of which were incurred to support our operations as a public company, as well as a legal settlement of $1.0 million, including legal fees.
General and administrative expenses increased year over year by $26.5 million, or 183%, to $41.0 million for the nine months ended September 30, 2021, reflecting $12.1 million in stock-based compensation expense primarily from grants of Stock Awards made during the fourth quarter of 2020 related to the Business Combination. Excluding this item, the increase was $14.4 million, or 99%, mainly due to increases in personnel, professional service, insurance, and legal costs, the majority of which were incurred to support our operations as a public company, as well as a legal settlement of $1.0 million, including legal fees.
Advanced projects, development and other consists principally of costs incurred in connection with certain government contracts, the research or development of new processes or to significantly enhance our existing processes, as well as costs incurred to support growth and development initiatives or other opportunities. Advanced projects, development and other increased year over year by $1.3 million to $1.3 million for the three months ended September 30, 2021 and by $2.3 million to $2.4 million for the nine months ended September 30, 2021, primarily due to increased costs incurred under our government contracts as well as other costs incurred to support growth and development initiatives, particularly with regards to metal, alloy, and magnet manufacturing.
Depreciation, depletion and amortization consist of depreciation of property, plant and equipment related to our mining equipment and processing facilities, depletion of our mineral resources, and amortization of capitalized computer software (prior to the adoption of Accounting Standards Update No. 2018-15). Depreciation, depletion and amortization increased year over year by $4.8 million, or 219%, to $7.0 million for the three months ended September 30, 2021, and by $14.9 million, or 309%, to $19.8 million for the nine months ended September 30, 2021, reflecting primarily the depletion of the mineral rights resulting from the SNR Mineral Rights Acquisition in November 2020, as well as the impact of additional equipment purchases and assets placed into service.
Accretion of asset retirement and environmental obligations is based on the requirement to reclaim and remediate the land surrounding our mine and processing facilities upon the retirement of the Mountain Pass facility and on the estimated future cash flow requirement to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligation remained relatively flat year over year.
Royalty expense to SNR for the three and nine months ended September 30, 2020, related to our prior obligation to pay SNR for the right to extract rare earth ores contained in our mine and was based on 2.5% of product sales, subject to certain minimums. Following the Business Combination, we do not incur royalty expenses on a consolidated basis. See Note 17, “Related-Party Transactions,” to our unaudited Condensed Consolidated Financial Statements.
Write-down of inventories for the nine months ended September 30, 2021, pertains to a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021 after determining that the inventory contained a significant amount of alluvial material that did not meet our requirement for mill feed and, as a result, was deemed unusable.
Settlement charge of $66.6 million for the nine months ended September 30, 2020, which was non-cash, was recorded in connection with the termination of the DMA. See also “Recent Developments and Comparability of Results” section above.
Other income, net consists primarily of gains or losses on extinguishment of debt and interest income. Other income, net increased year over year for the three months ended September 30, 2021, due to higher interest income, and increased year over year for the nine months ended September 30, 2021, as a result of a non-cash gain recognized during the second quarter of 2021 as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which had a principal amount of $3.4 million. For more information, see the “Liquidity and Capital Resources” section below.
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

Interest expense, net increased year over year by $0.9 million, or 53%, to $2.6 million for the three months ended September 30, 2021, reflecting interest expense from our Convertible Notes and the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the three months ended September 30, 2021, we capitalized interest of less than $0.1 million. No interest was capitalized for the three months ended September 30, 2020.
Interest expense, net increased year over year by $2.8 million, or 79%, to $6.4 million for the nine months ended September 30, 2021, reflecting interest expense from our Convertible Notes and the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the nine months ended September 30, 2021, we capitalized interest of $0.2 million. No interest was capitalized for the nine months ended September 30, 2020.
Income tax benefit (expense) consists of an estimate of U.S. federal and state income taxes and income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 17.1% and 18.4% for the three and nine months ended September 30, 2021, respectively, as compared to (0.9)% and (0.5)% for the three and nine months ended September 30, 2020, respectively, principally due to a full valuation allowance as of September 30, 2020. The effective tax rate for the three and nine months ended September 30, 2021, differed from the statutory tax rate of 21% primarily due to state income tax expense and income tax benefit from percentage depletion.
Quarterly Performance Trend
While our business is not seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, our realized price per REO MT for the quarterly periods prior to the second quarter of 2020 were adversely impacted by the imposition of Chinese import duties in 2018 (and subsequent increase in May 2019). The import duties were lifted in May 2020.
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2021			FY2020				FY2019
(in whole units or dollars)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
REO production volume (MTs)	11,998	10,305	9,849	9,337	10,197	9,287	9,682	8,673	9,417
REO sales volume (MTs)	12,814	9,877	9,793	10,320	9,429	10,297	8,321	8,561	9,852
Realized price per REO MT	$7,693	$7,343	$5,891	$4,070	$3,393	$3,093	$2,544	$2,389	$2,967
Production cost per REO MT	$1,449	$1,538	$1,475	$1,589	$1,389	$1,412	$1,300	$1,602	$1,695
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, unless otherwise stated)	2021	2020	2021	2020
Product sales	$98,581	$40,864	$230,842	$91,699
Adjusted for:
Shenghe Implied Discount(1)	—	34	—	3,664
Tariff rebates(2)	—	(8,901)	(2,050)	(10,347)
Total Value Realized	$98,581	$31,997	$228,792	$85,016

Total Value Realized	$98,581	$31,997	$228,792	$85,016
Divided by:
REO sales volume (in MTs)	12,814	9,429	32,484	28,047
Realized price per REO MT (in dollars)(3)	$7,693	$3,393	$7,043	$3,031
(1)Represents the difference between the contractual amount realized by Shenghe and the amount of deferred revenue we recognized.
(2)The amounts pertain to tariff rebates due to the retroactive effect of lifting the Chinese tariffs in May 2020.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, unless otherwise stated)	2021	2020	2021	2020
Cost of sales (excluding depreciation, depletion and amortization)	$21,907	$15,425	$57,798	$44,957
Adjusted for:
Stock-based compensation expense(1)	(542)	—	(2,438)	—
Shipping and freight	(2,795)	(2,184)	(7,076)	(6,096)
Other(2)	—	(144)	(79)	(406)
Production Costs	$18,570	$13,097	$48,205	$38,455

Production Costs	$18,570	$13,097	$48,205	$38,455
Divided by:
REO sales volume (in MTs)	12,814	9,429	32,484	28,047
Production cost per REO MT (in dollars)(3)	$1,449	$1,389	$1,484	$1,371
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales.
(2)Pertains primarily to costs attributable to sales of stockpiles.
(3)May not recompute as presented due to rounding.
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
Our Adjusted EBITDA does not reflect our results of operations on a comparable basis between periods due to the accounting treatment of the modifications of our agreements with Shenghe (see the “Recent Developments and Comparability of Results” section above). Accordingly, our Adjusted EBITDA trend for the periods presented may not be indicative of future trends. If the Shenghe Implied Discount applicable to sales made under the Original Offtake Agreement had been included in our deferred revenue, our Adjusted EBITDA for the nine months ended September 30, 2020, would have been higher by $3.7 million.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$42,763	$14,627	$86,048	$(45,939)
Adjusted for:
Depreciation, depletion and amortization	6,951	2,179	19,767	4,832
Interest expense, net	2,624	1,713	6,417	3,582
Income tax expense (benefit)	8,803	(125)	19,458	211
Stock-based compensation expense(1)	4,552	—	14,723	—
Transaction-related and other non-recurring costs(2)	1,914	559	3,219	2,390
Accretion of asset retirement and environmental obligations	595	563	1,780	1,691
Loss on sale or disposal of long-lived assets, net(3)	182	—	219	—
Write-down of inventories(4)	—	—	1,809	—
Royalty expense to SNR	—	1,055	—	1,908
Settlement charge(5)	—	—	—	66,615
Tariff rebate(6)	—	(8,901)	(2,050)	(10,347)
Other income, net(7)	(97)	(61)	(3,656)	(298)
Adjusted EBITDA	$68,287	$11,609	$147,734	$24,645
(1)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations. Approximately $3.9 million and $11.7 million of the amounts for the three and nine months ended September 30, 2021, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination.
(2)Amounts for the three and nine months ended September 30, 2021, relate to advisory, consulting, accounting, and legal expenses and settlements incurred in connection with non-recurring transactions, including secondary equity offerings to existing shareholders (no proceeds were received by the Company), the redemption of the Company’s Public Warrants, and other matters. Amounts for the three and nine months ended September 30, 2020, relate to advisory, consulting, accounting and legal expenses in connection with the Business Combination and non-recurring costs for SAP implementation.
(3)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(5)As discussed in the “Recent Developments and Comparability of Results” section above, in connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(6)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.
(7)The amount for the nine months ended September 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
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
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$42,763	$14,627	$86,048	$(45,939)
Adjusted for:
Depletion(1)	4,754	29	13,971	86
Stock-based compensation expense(2)	4,552	—	14,723	—
Transaction-related and other non-recurring costs(3)	1,914	559	3,219	2,390
Loss on sale or disposal of long-lived assets, net(4)	182	—	219	—
Write-down of inventories(5)	—	—	1,809	—
Royalty expense to SNR	—	1,055	—	1,908
Settlement charge(6)	—	—	—	66,615
Tariff rebate(7)	—	(8,901)	(2,050)	(10,347)
Other income, net(8)	(97)	(61)	(3,656)	(298)
Tax impact of adjustments above(9)	(2,086)	(63)	(5,398)	278
Adjusted Net Income	$51,982	$7,245	$108,885	$14,693
(1)Principally includes the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine, which were recorded in connection with the SNR Mineral Rights Acquisition at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset.
(2)Principally included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations. Approximately $3.9 million and $11.7 million of the amounts for the three and nine months ended September 30, 2021, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination..
(3)Amounts for the three and nine months ended September 30, 2021, relate to advisory, consulting, accounting, and legal expenses and settlements incurred in connection with non-recurring transactions, including secondary equity offerings to existing shareholders (no proceeds were received by the Company), the redemption of the Company’s Public Warrants, and other matters. Amounts for the three and nine months ended September 30, 2020, relate to advisory, consulting, accounting and legal expenses in connection with the Business Combination and non-recurring costs for SAP implementation.
(4)Included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(6)As discussed in the “Recent Developments and Comparability of Results” section above, in connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(7)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.
(8)The amount for the nine months ended September 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
(9)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 18.5%, 19.1%, (0.9)%, and (0.5)% for the three and nine months ended September 30, 2021 and 2020, respectively. The rate for the three and nine months ended September 30, 2020, reflects a full valuation allowance.
Free Cash Flow
We calculate Free Cash Flow as net cash provided by or used in operating activities less additions of property, plant and equipment, net of proceeds received from government awards used for construction. We believe Free Cash Flow is useful for comparing our ability to generate cash with that of our peers. The presentation of Free Cash Flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the nine months ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities(1)	$70,464	$(318)
Additions of property, plant and equipment, net(2)	(83,805)	(9,695)
Free Cash Flow	$(13,341)	$(10,013)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $38.9 million and $14.7 million of our product sales for the nine months ended September 30, 2021 and 2020, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amount for the nine months ended September 30, 2021, is net of $2.6 million in proceeds received from a government award used for construction, specifically our Stage II optimization project.
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
As of September 30, 2021, we had $1,179.4 million of cash and cash equivalents, $690.0 million principal amount of long-term debt (to third parties) and $32.6 million principal amount of related-party debt pertaining to our Offtake Advances with Shenghe.
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
Our current working capital needs relate mainly to our mining and beneficiation operations. Our principal capital expenditure requirements relate mainly to the periodic replacement of mining or processing equipment, as well as our Stage II optimization project to recommission and optimize our idled refining facilities. Our future capital requirements will depend on several factors, including future acquisitions and potential additional investments in further downstream production (for example, pursuit of Stage III downstream opportunities for the production of rare-earth-based magnets and/or other finished components). If our available resources prove inadequate to fund our plans or commitments, we may be forced to revise our strategy and business plans or could be required, or elect, to seek additional funding through public or private equity or debt financings; however, such funding may not be available on terms acceptable to us, if at all.
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
Offtake Advances: As of September 30, 2021, we had debt recorded to Shenghe with a carrying amount of $30.9 million, of which $32.6 million was principal and $1.7 million was debt discount. The debt to Shenghe is to be satisfied primarily through product sales, as described above, where partial non-cash consideration is received by the Company in the form of debt reduction (generally equal to approximately 15% of the ultimate market value of the REO, excluding tariffs, duties and certain other charges). Additional cash payments will be required as a result of sales of offtake products to other parties, and under certain other conditions. See also “Recent Developments and Comparability of Results” section above.
We follow an imputed interest rate model to calculate the amortization of the embedded discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. The effective rate applicable from the June 5, 2020, inception to September 30, 2021, was between 4.41% and 11.50%. As of September 30, 2021, we estimated the timing of repayment to be within the next year which resulted in an updated imputed interest rate of 16.28%. The increase in the imputed rate is primarily due to changes in expected market prices resulting in an earlier anticipated repayment of the outstanding balance through the various mechanisms, which results in a higher implicit interest rate in order to fully amortize the debt discount concurrent with the expected final repayment of the debt balance.
Paycheck Protection Loan: In April 2020, we obtained a loan of $3.4 million pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted in March 2020 (the “Loan”). The Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. In June 2021, we received notification from the Small Business Administration that the Loan and related accrued interest was forgiven.
Equipment Notes: We have entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of September 30, 2021, we had $10.3 million in principal (and accrued interest) outstanding under the equipment notes.
In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including $0.3 million for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021.

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
During the nine months ended September 30, 2021, the Company issued 7,080,005 shares of its Common Stock as a result of the cashless exercise of 11,434,455 Public Warrants. The Company redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
Cash Flows
The following table summarizes our cash flows:

	For the nine months ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Net cash provided by (used in) operating activities	$70,464	$(318)	$70,782	n.m.
Net cash used in investing activities	$(83,680)	$(9,695)	$(73,985)	763%
Net cash provided by financing activities	$669,610	$36,186	$633,424	1750%
n.m. - Not meaningful.
Net Cash Provided by (Used in) Operating Activities: The net cash provided by operating activities of $70.5 million for the nine months ended September 30, 2021, as compared to the net cash used in operating activities of $0.3 million in the prior year period, reflects the increase in product sales, partially offset by the increase in our cost of sales and general and administrative expenses (all as discussed above). In addition, of our product sales for the nine months ended September 30, 2021 and 2020, $38.9 million and $14.7 million, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
Net Cash Used in Investing Activities: Our current, recurring capital expenditure needs consist mainly of purchases of property, plant and equipment, including mining equipment. The increase in net cash used in investing activities of $74.0 million for the nine months ended September 30, 2021, compared to the prior year period, is attributable to an increase in capital expenditures relating primarily to our Stage II optimization project, as well as commissioning of our CHP facility and water treatment plant, partially offset by $2.6 million of proceeds from a government award used for construction, specifically our Stage II optimization project.
Net Cash Provided by Financing Activities: The increase in net cash provided by financing activities of $633.4 million for the nine months ended September 30, 2021, compared to the prior year period, primarily relates to the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.3 million, versus the $35.5 million in proceeds received from the Second Additional Advance during the nine months ended September 30, 2020.

Off-Balance Sheet Commitments and Arrangements
We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2021.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to our unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended September 30, 2021, as compared to those discussed in our Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020, and our Form 10-Q for the quarterly period ended March 31, 2021, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K for the year ended December 31, 2020, and our subsequent Form 10-Q filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020, and Part II, Item 1A. “Risk Factors” in the Company’s subsequent Form 10-Q filings.

Risks Relating to our Business and Industry
The COVID-19 pandemic could have an adverse effect on our business.
The current COVID-19 pandemic is significantly impacting the national and global economy and commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and to date has included, among other things, extreme volatility in financial markets, a slowdown in economic activity, extreme volatility in commodity prices and a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer activity and sentiment, globally. The outbreak has affected our business and operations and may continue to do so by, among others, increasing the cost of operations and reducing employee productivity, limiting travel of our personnel, adversely affecting the health and welfare of our personnel, or preventing or delaying important third party service providers from performing normal and contracted activities crucial to the operation of our business. In addition, in the fourth quarter of 2020, we began to see shipping delays and container shortages from congestion at port facilities, which has been exacerbated by COVID-19. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of China, the U.S. and other countries. These disruptions could continue to impact the rare earth market, particularly the supply chain in China and the U.S., which in turn could impact our business or business prospects as under our A&R Offtake Agreement with Shenghe, we rely on Shenghe to purchase all of our rare earth concentrate products and sell those products to customers in China. See “Our Relationship and Agreements with Shenghe” within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On September 9, 2021, President Biden issued Executive Order 14042, “Ensuring Adequate COVID Safety Protocols for Federal Contractors.” The Safer Federal Workforce Task Force issued guidance on mandatory vaccines for the employees of federal contractors. In addition, pursuant to the directive in Executive Order 14042, Occupational Safety and Health Administration published an Emergency Temporary Standard (“ETS”) on November 5, 2021, for employers with 100 or more employees. The ETS requires employers to develop a mandatory COVID-19 vaccination policy, or a weekly testing policy, by December 5, 2021. The ETS requires employers who implement a mandatory vaccination policy to ensure employees complete all doses of either the Johnson & Johnson, Pfizer, or Moderna vaccine by January 4, 2022, or otherwise be subject to weekly testing. To the extent we implement mandatory vaccinations or weekly testing as a result of Executive Order 14042, this may have an adverse impact on our results of operations, including loss of personnel and/or production interruptions at Mountain Pass.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended September 30, 2021.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*†	Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Award Agreement.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	November 10, 2021	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer