Form 10-K
period 2021-12-31
MP Materials Corp. / DE
filed 2022-02-28
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.4 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2021. As of February 17, 2022, the number of shares of the registrant’s common stock outstanding was 177,524,993.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2022 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Annual Report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•fluctuations and uncertainties related to demand for and pricing of rare earth products;
•uncertainties regarding the growth of existing and emerging uses for rare earth products and ability to compete with substitutions for rare earth minerals;
•the intense competition within the rare earth mining and processing industry;
•uncertainties relating to our commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd., an affiliate of Shenghe Resources Holding Co., Ltd., a global rare earth company listed on the Shanghai Stock Exchange;
•potential changes in China’s political environment and policies;
•unanticipated costs or delays associated with our Stage II optimization project;
•unanticipated costs or delays associated with our Stage III project;
•risks associated with our intellectual property rights, including uncertainties related to the Company’s ability to obtain the intellectual property rights or licenses of intellectual property rights to produce NdFeB alloy and magnets;
•uncertainties related to the Company’s ability to produce and supply NdFeB alloy and magnets;
•the ability to convert current commercial discussions with customers for the sale of rare earth oxide products, NdFeB alloy and magnets into contracts;
•uncertainties related to the Company entering into a definitive long-term supply agreement with General Motors Company that includes all necessary terms and conditions, which may or may not occur;
•uncertainties relating to the COVID-19 pandemic, including the Delta and Omicron variants or other variants;
•potential power shortages at Mountain Pass;
•increasing costs or limited access to raw materials that may adversely affect our profitability;
•fluctuations in transportation costs or disruptions in transportation services;
•inability to meet individual customer specifications;
•diminished access to water;
•uncertainty in our estimates of rare earth oxide reserves;
•risks associated with work stoppages;
•a shortage of skilled technicians and engineers;
ii

•loss of key personnel;
•risks associated with the inherent dangers involved in mining activity and metal and alloy manufacturing;
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described within “Part I, Item 1A. Risk Factors.” The risks described within “Part I, Item 1A. Risk Factors” of this Annual Report are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
iii

PART I
ITEM 1.    BUSINESS
Overview
MP Materials Corp. is the largest producer of rare earth materials in the Western Hemisphere. The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. We estimate the rare earth concentrate we produced and sold in 2021 represented approximately 15% of the rare earth content consumed in the global market. Separated rare earth elements (“REE”) are critical inputs for the magnets that enable the mobility of electric vehicles (“EVs”), drones, defense systems, wind turbines, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
We currently produce a rare earth concentrate that we sell pursuant to the A&R Offtake Agreement (as defined in Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements) to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., a leading global rare earth company that is publicly listed in China, that, in turn, typically sells that product to refiners in China. These refiners separate the constituent REE contained in our concentrate and sell the separated products to their customers. Upon completion of our Stage II optimization project (“Stage II”), we anticipate producing separated rare earth oxides (“REO”), including neodymium-praseodymium (“NdPr”) oxide, and selling these products directly to end users, at which time we may no longer sell our concentrate. Stage II is discussed further in the “Our Process” section below.
In December 2021, we announced (i) that we will build our initial rare earth, metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”), and (ii) that we entered into a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that begins in 2023. These developments are a part of our Stage III downstream expansion strategy (“Stage III”), which is discussed further in the “Our Process” section below.
As electrification drives significant global growth in demand for REE, we believe global economic trends, geopolitical realities and sustainability mandates are coalescing to further our opportunity to create shareholder value. We believe businesses are increasingly prioritizing diversification and security of their global supply chains so as to reduce reliance on a single producer or region for critical materials. As the only scaled source in North America for critical rare earths, with a processing facility designed to operate with best-in-class sustainability and a competitive cost structure, we believe we are well-positioned to thrive in this transforming global economy.
Our mission is to maximize shareholder returns over the long-term by executing a disciplined business strategy to restore the full rare earth supply chain to the United States of America. We believe we can generate positive outcomes for U.S. national security and industry, the U.S. workforce, and the environment.
Rare Earth Industry Overview
Rare earth elements are fundamental building blocks of the modern economy, impacting trillions of dollars in global gross domestic product through the enablement of end products across industries including transportation, clean energy, robotics, national defense, and consumer electronics, among others. By economic value, NdPr is the largest segment of the REE market. NdPr is most often utilized in NdPr magnets, which are also commonly referred to as “neo,” “NdFeB,” “NIB,” or permanent magnets, and are made predominantly from an alloy of NdPr, iron and boron. NdFeB magnets are the most widely used type of rare earth magnets and are critical for many advanced technologies that are experiencing strong secular growth, including EVs, drones, defense systems, wind turbines, robotics and many others. The rapid growth of these and other advanced motion technologies is expected to drive substantial demand growth for NdPr and NdFeB magnets.
The REE group includes 17 elements, primarily the 15 lanthanide elements. Lanthanum, cerium, praseodymium and neodymium are considered “light REE” that are predominant in bastnaesite; samarium, europium and gadolinium are often referred to as “medium REE”; while terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy REE.” Two additional elements, yttrium and scandium, are often classified as heavy REE although they are not lanthanides. Depending upon the rare earth-bearing mineral, the mixture of light, medium and heavy REE will differ.

The aggregate global market for REO totaled approximately 180,000 metric tons in 2021 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 4% through 2030, according to research by the CRU Group (“CRU”). Further, CRU estimates that the NdPr segment of the REO market, which makes up the significant majority of the market value, is expected to grow at a 9.1% CAGR through 2030 (excluding the impact of closed loop recycling), well in excess of the overall REO market. This expected growth will be driven by secular growth in demand for NdPr magnets.
REO are used in a diverse array of end markets, including:
•Clean-Energy and Transportation Technologies: traction motors in EVs and hybrid electric vehicles, generators in wind power turbines, and linear motors in mag-lev trains;
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
Our Process
Upon completion of Stage II, processing at Mountain Pass will include five primary process steps: (i) mining and crushing; (ii) milling and flotation; (iii) leaching and impurity removal; (iv) separation and extraction; and (v) product finishing. Having completed Stage I of our optimization plan (“Stage I”) (discussed below), we are engaged in the first two of these steps. The first step includes mining the primarily bastnaesite ore followed by comminution, which involves crushing and grinding the ore into a milled slurry. In the second step, the milled bastnaesite slurry is then processed by froth flotation, whereby the bastnaesite floats to the surface while the gangue, or non-desired, elements are suppressed and disposed as tailings. We believe we are unique among scaled rare earth producers in our use of a dry tailings process that allows recycling of the water used in our milling and flotation circuit and eliminates the need for high-risk wet tailings ponds and traditional impoundment dams. In 2021, dry tailings processes allowed us to recycle over 1.7 billion liters of water.
Stage I
Following the acquisition of Mountain Pass in July 2017, we began implementing Stage I, which was designed to re-establish stable, scaled production of rare earth concentrate, leveraging the existing processing facility. Since restarting operations from cold-idle status, we implemented changes in the milling, flotation and tailings management processes; implemented and continue to advance an improved reagent scheme to improve mineral recovery; and implemented operational best practices. Together, these changes materially increased plant uptime and reliability driving enhanced flotation throughput, REO recovery and production as well as tailings facility reliability and throughput at a significantly lower cost per processed ton. We have established our ability to achieve approximately 3.5x the production volume of REO content as the prior operator of Mountain Pass using the same capital equipment. We also believe that our Stage I efforts enabled us to achieve world-class production cost levels for rare earth concentrate.
Stage II
Stage II is focused on advancing our operations from the production of rare earth concentrate to the separation of individual REE. Engineering, procurement, construction, and other recommissioning activities are underway and involve upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per unit of REO produced. As part of Stage II, we are in the process of reintroducing an oxidizing roasting circuit, reorienting the plant process flow, increasing product finishing capacity, improving wastewater management, and making other improvements to materials handling and storage. The reintroduction of the oxidizing roasting circuit also allows subsequent stages of the production process to occur at lower temperatures, and with significantly lower volumes of materials and reagents, which supports lower operating and maintenance costs and higher uptime.
The roasting step that oxidizes the rare earth concentrate in a rotary kiln is crucial to ensuring the cost-competitiveness of Mountain Pass. One of the unique attributes of bastnaesite is the ability to convert the trivalent cerium in the mixed rare earth concentrate to tetravalent cerium that has a low propensity to dissolve, enabling cerium to be separated expediently along with other insoluble gangue elements without selective extraction. Removal of the lower-value cerium early in our separations process will allow for up to a 40% reduction in the mass of material to be separated and finished, thus dramatically reducing the energy, reagents, and wastewater required to produce the higher-value NdPr. Upon completion of Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our ore.
In February 2022, we were awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Policy to design and build a facility to process heavy rare earth elements (“HREE”). Successful completion of this project will establish the first processing and separation facility of its kind for HREEs in support of commercial and defense applications in the United States. The HREE processing and separations facility will be built at Mountain Pass and tie in with the rest of our Stage II facilities.
Stage III
Our mission is to restore the full rare earth magnetics supply chain to the U.S. by pursuing opportunities to integrate further downstream into converting NdPr into metal, alloy, and permanent magnets, as well as advancing magnet recycling capabilities. We recently announced our Fort Worth Facility, which we expect will have the capacity to produce approximately 1,000 metric tons (“MTs”) of finished NdFeB magnets per year, sufficient to power approximately 500,000 EV motors annually. The NdFeB alloy and magnets produced will also support other key markets, including clean energy, electronic and defense technologies. We also expect to supply NdFeB alloy flake to other magnet producers to help develop a diverse and resilient U.S. magnet supply chain. The Fort Worth Facility will serve as the business and engineering headquarters for our growing magnetics division.
The integration of magnet production would establish us as the first and only fully-integrated source of supply for rare earth magnets in the Western Hemisphere. By offering magnet customers a complete, end-to-end Western supply chain solution, we believe vertical integration represents a material incremental value creation opportunity. We believe that the ability to capture significant value from magnet production requires a scaled, steady supply of NdPr, which we believe we are uniquely-positioned to provide in the Western Hemisphere. We also believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources.
Our Strategy
Offer the Western Hemisphere a trusted, sustainable source of supply for materials and components that enable the development of critical industries.
More than 60 years of operations at Mountain Pass have demonstrated that our ore body is one of the world’s largest and highest-grade rare earth resources. The low-volume nature of rare earth mining coupled with the exceptional scale and quality of the ore body results in a resource with significant viability well into the future.
Upon the completion of Stage II, we believe Mountain Pass will be one of the largest, most advanced and efficient fully-integrated REO processing facilities in the world, and the only such facility located in the Western Hemisphere. We hope to reinvigorate the industrial history of the rare earths supply chain that originated in the United States and provide a domestic alternative to both current and future users of rare earths that helps them avoid the risks associated with the single point-of-failure currently represented by China in the global rare earth supply chain. In addition, the U.S. government is actively seeking to end the country’s reliance on foreign REE sources, and we believe that our constructive relationship with key regulators and the relative stability of U.S. policies provides us with an advantage relative to non-U.S. REE producers.
The global effort to curb carbon emissions and reverse climate change often focuses on the impact of the transportation system, and we believe that our products will play a significant role in advancing those efforts. To date, nearly all U.S. states and the District of Columbia have mandated or offer incentives to support deployment of EVs or alternative fuel vehicles and supporting infrastructure, either through state legislation or private utility incentives within the state, with similar mandates and incentives in other countries globally. The NdPr product that we intend to produce at Mountain Pass is essential to the permanent magnet motor technology deployed in the significant majority of current EVs. In addition, we believe end consumers will demand that the materials used to build these vehicles be extracted sustainably. We are committed to protecting biodiversity and our environmental management plans cover biodiversity impacts, waste and noise management, air and water pollution, as well as natural resource and toxic chemical usage. We believe that our commitment to environmentally responsible production of REO will be a strong competitive advantage in building relationships with EV manufacturers, who share our commitment to sustainability.
A confluence of geopolitical and economic factors is causing downstream customers, such as automotive original equipment manufacturers (“OEMs”), to be increasingly focused on supply risk, highlighting the need to develop domestic production of REE and related products. To meet the growth in demand for EVs, we believe automotive OEMs will redesign their supply chains to ensure a ready and stable supply of rare earth products as they transition their engine, transmission and motor manufacturing facilities to build EV components. We aim to capitalize on and accelerate this opportunity by seeking to partner with current and future customers in their efforts to re-position the capital and labor in their supply chain and to meet the growth in electrification.
Leverage our low-cost position to maximize earnings power in all commodity price environments.
The success of our business reflects and will reflect our ability to manage our costs. Our production achievements in Stage I have provided economies of scale to lower production costs per unit of REO produced in concentrate. Stage II is designed to enable us to continue to manage our cost structure for separating REE through an optimized facility process flow. This process flow will allow us to use significantly less energy and raw materials per ton of separated REO.
Optimization of logistics is also central to maintaining a low-cost position relative to other global producers. The location of our facility, which is immediately adjacent to Interstate 15, within one hour of truck drive-time to a major railhead and four hours to the Ports of Los Angeles and Long Beach, offers significant transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping our final products. We believe the self-contained nature of our operations—with mining, milling, separations, and finishing all on one site—creates additional cost advantages and operational risk mitigation and upon the completion of Stage II, our integrated site will no longer incur the packaging, handling and transportation costs incurred by competitors who lack co-located processing.
Further our mission and ability to capture the full rare earth value chain through downstream integration into NdFeB magnet production.
Beyond re-establishing a supply chain for REE in the Western Hemisphere, we expect to recognize compelling longer-term opportunities to further our mission through the capture of additional value by pairing our attractive access to a large domestic rare earth supply with growing industry demands for magnetic materials. We are currently pursuing vertical integration through further downstream processing of REO into rare earth metals, alloys and finished magnets, including recycling. We intend to achieve this through a buy, build and/or joint venture strategy to achieve technical and cost leadership. We recently announced an agreement with GM and are developing a greenfield metal, alloy and magnet manufacturing and recycling facility in Fort Worth, Texas. We intend to continue exploring future opportunities to invest in, develop, and/or sponsor new downstream opportunities for REO, rare earth metals and alloys and rare earth products that contribute to the electrification of the industrial economy.
We believe our successes to-date at Mountain Pass demonstrate a competency in identifying undervalued assets, creating a disciplined, execution-focused strategy, and assembling the management talent to create value. We intend to apply our experience and skill sets across the rare earth value chain, while allocating capital effectively and responsibly, toward opportunities demonstrated to be in the best interest of our stockholders and consistent with our mission.
Human Capital Resources
Our people are our most valuable asset in progressing toward and ultimately fulfilling the Company’s mission. We strive to develop and maintain an owner-operator culture that instills an entrepreneurial spirit where our employees feel empowered to deliver results through an unwavering commitment to doing what is right in a safe environment. Ensuring we attract, develop and retain top talent across all functions with diverse experiences, backgrounds and perspectives is critical to our success. In each calendar quarter of 2021, our employee retention rate was approximately 94% or higher, which we believe demonstrates that we have prioritized investments and communication to ensure our team is healthy, motivated, proud to work for us, and believes in the Company’s mission.
Workforce Composition and Benefits
Since relaunching production at Mountain Pass in July 2017, we have increased our full-time equivalent (“FTE”) employee base from eight contractors in 2017 to 365 employees as of December 31, 2021, of which 313 were field-based employees and 52 were office-based employees. This represents a 32% increase of FTE employees in 2021. None of the employees are subject to any collective bargaining agreements. As part of our mission, we are committed to creating employment opportunities for U.S. workers and expect to hire more than 150 additional full-time employees as part of Stage II and at least 100 full-time employees as part of Stage III, the majority of which will support the Fort Worth Facility.
In living up to the owner-operator culture that powers our mission, in 2021, we issued immediately vested equity grants to all then-active, non-executive employees for the second year in a row. We believe equity ownership in the Company reinforces an unwavering commitment to our workforce and enhances our employees’ sense of their contribution to the results of the

Company. The equity awards were provided in addition to competitive wages, comprehensive benefits and discretionary bonuses and incentive compensation opportunities.
Health and Safety
The health, well-being and safety of our employees, suppliers and communities are a top priority. We are committed to maintaining a strong safety culture and to emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations.
The Company has established appropriate COVID-19 protocols in accordance with laws, guidance and regulations to ensure the safety of all employees and visitors of our facilities. Based on feedback received from our corporate employees through a return-to-office survey, in June 2021, we implemented a temporary hybrid schedule for onsite and remote work for our corporate office. At Mountain Pass, we continued staggered shift times and breaks to support appropriate distancing protocols, provided personal protective equipment across our teams, and initiated an enhanced disinfection program, which included sanitizer, cleaning supplies and electrostatic sprayers, with a focus on shared locations and equipment. We also worked diligently with our employees to accommodate their requests to use the Families First Coronavirus Relief Act and the Family Medical Leave Act. To encourage COVID-19 vaccination participation, the Company administered an incentive program for successful completion of a vaccination regimen.
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
Diversity and Inclusion
We believe that a diverse and inclusive workforce produces better overall decision-making for employees, which benefits the organization. In addition to the requisite skills, we have taken steps to assemble a diverse workforce. One example is partnering with local veterans’ organizations for collaboration on presenting career opportunities and demonstrating support from the Company. As of December 31, 2021, based on employees’ self-reporting, veterans and women represented 4% and 15%, respectively, of our workforce and 18% of managerial or supervisory positions were occupied by women. As we progress with our Stage II and Stage III projects, we will continue to strive to assemble a diverse and inclusive workforce.
Employee Engagement and Development
Employee engagement efforts are critical in ensuring all employees feel heard and valued, and that applicable actions are taken when feedback is received. We provide opportunities for employees to engage with executive management through events such as virtual town hall sessions, which are typically conducted twice per year.
Methodical execution is key to ensuring our Company goals are achieved and exceeded. For 2021, we revamped our performance management evaluation process to align more closely with our mission. This revised performance management baseline, rooted in the values of our organization, will set the foundation for applicable goal-setting, individual development plans and career pathways going forward.
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
Customers
Currently, we sell the vast majority of our rare earth concentrate to Shenghe under the terms of the A&R Offtake Agreement. Shenghe is contractually obligated under the A&R Offtake Agreement to purchase all of our rare earth concentrate product meeting certain minimum specifications on a “take-or-pay basis” (such that they are obliged to pay for product even if they are unable or unwilling to take delivery). Shenghe sells the rare earth concentrate it acquires under the A&R Offtake Agreement to customers in China, which process and resell these refined products. The A&R Offtake Agreement will terminate by the end of the first quarter of 2022. In February 2022, we entered into a term sheet with Shenghe which provides that once our A&R Offtake Agreement expires, we will continue to sell and Shenghe will continue to purchase our rare earth concentrate under an offtake arrangement. We may also enter into short- and long-term sales contracts with new customers for the sale of our rare earth concentrate.
In addition, we intend to enter into short- and long-term sales contracts with existing and new customers for separated REO in anticipation of and upon the completion of Stage II. For certain REE where the market demand is high, we may decide not to enter into letters of intent or contracts prior to commencing production.
We are also pursuing sales opportunities for our future NdFeB alloy and magnet products. In December 2021, we entered into a long-term agreement with GM to supply rare earth alloy flake and finished magnets to GM for the electric motors in its Ultium Platform, which will be manufactured in our Fort Worth Facility. We are currently negotiating the terms of a definitive long-term supply agreement with GM, which will include all of the necessary terms and conditions.
Suppliers
We use certain proprietary chemical reagents in our flotation process, which we currently purchase from third-party suppliers. These products are subject to pricing volatility, supply availability and other restrictions and guidelines. In the event of a supply disruption or any other restriction, we believe that alternative reagents could be sourced. The solvent extraction and finishing processes are highly reliant upon standard commodity reagents, particularly hydrochloric acid and sodium hydroxide.
Patents, Trademarks and Licenses
We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology.
Competition
The rare earth mining and processing markets are capital intensive and highly competitive. Outside of the six major rare earth producers in China (which are being consolidated into two rare earth conglomerates), and those consolidated under their production quotas—there are only two other producers operating at scale, our Company and Lynas Rare Earths Ltd., which processes its rare earth materials in Malaysia.
Environmental, Health, Safety and Regulatory Matters
We are subject to numerous federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining and mineral processing industry, including, without limitation, those pertaining to employee health and safety, air quality standards and emissions, water usage, wastewater and stormwater discharges, greenhouse gas (“GHG”) emissions, hazardous and radioactive and other waste management, plant and wildlife protection, remediation of contamination, land use, reclamation and restoration of properties, procurement of certain materials used in our operations, groundwater quality and the use of explosives. These requirements have had, and will continue to have, a significant effect on our results of operations, earnings and competitive position. Environmental laws and regulation continue to evolve which may require us to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit operations, or other restrictions upon, our current or future operations or result in the imposition of fines and penalties for failure to comply.
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

Information About Our Executive Officers
The persons serving as our executive officers and their positions with us are as follows:

NAME	AGE	POSITION WITH THE COMPANY
James H. Litinsky	44	Chairman of the Board and Chief Executive Officer
Michael Rosenthal	43	Chief Operating Officer
Ryan Corbett	32	Chief Financial Officer
Elliot Hoops	47	General Counsel and Secretary
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
Elliot Hoops. Mr. Hoops joined MP Materials as its General Counsel and Secretary in May 2021. Prior to joining MP Materials, he was Vice President and Deputy General Counsel at Penn National Gaming, Inc. (“Penn National”), a regional gaming company, from January 2019 to May 2021, where he was responsible for a variety of legal matters, including commercial transactions, financings, corporate governance, securities law and gaming regulatory compliance. Prior to joining Penn National, he was Vice President and Legal Counsel at Pinnacle Entertainment, Inc. (“Pinnacle”), a regional gaming company (which was acquired by Penn National), from June 2007 to October 2018. Prior to Pinnacle, he was an associate at Holland and Knight LLP and an attorney advisor with the U.S. Securities and Exchange Commission. Mr. Hoops received his B.A. in English from the University of Michigan, J.D. from the University of Miami, and LL.M. in Securities and Financial Regulation from Georgetown University Law Center.
Available Information
Our website is located at www.mpmaterials.com. Annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, proxy and information statements, earnings releases, and financial statements are made available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. Our Code of Business Conduct and Ethics is also available on the investor relations section of our website. The information contained on our website, or accessible from our website, is not incorporated into, and should not be considered part of, this Form 10‑K or any other documents we file with, or furnish to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Annual reports, quarterly reports, current reports, amendments to those reports, proxy and information statements, earnings releases, financial statements and our various corporate governance documents, including our Code of Business Conduct and Ethics, are also available free of charge upon written request.
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
Other
The Company was incorporated on January 24, 2020, as a Delaware corporation under the name “Fortress Value Acquisition Corp.” (“FVAC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 17, 2020, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of July 15, 2020, as amended on August 26, 2020 (the “Merger Agreement”), by and among FVAC, certain direct wholly-owned subsidiaries of FVAC, MP Mine Operations LLC, a Delaware limited liability company (“MPMO”), which owns the Mountain Pass mine and processing facilities, and Secure Natural Resources LLC, a Delaware limited liability company (“SNR”), which holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth minerals. Pursuant to the Merger Agreement, among other things, MPMO and SNR each became wholly-owned subsidiaries of FVAC (the “Business Combination”), which was in turn renamed “MP Materials Corp.”
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
Risk Factor Summary
Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are:
•We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products, alloy flake and magnets.
•The success of our business will depend, in part, on the growth of existing and emerging uses for rare earth products.
•An increase in the global supply of rare earth products, dumping, predatory pricing and other tactics designed to inhibit our further downstream integration by our competitors may materially adversely affect our profitability.
•We operate in a highly competitive industry.
•We currently rely on Shenghe to purchase the vast majority of our rare earth concentrate product on a “take-or-pay” basis and sell that product to end users in China; we cannot assure you that they will continue to honor their contractual obligations to purchase and sell our products, or that they will make optimum efforts to market and sell our products.
•Changes in China’s political environment and policies, including changes in export policy or the interpretation of China’s export policy and policy on rare earths production or the import of rare earth feedstock, may adversely affect our financial condition and results of operations.
•The production of rare earth products is a capital-intensive business and the completion of our Stage II project at Mountain Pass will require the commitment of substantial resources; unanticipated costs or delays associated with our ongoing Stage II project could have a material adverse effect on our financial condition or results of operations.
•Our continued growth depends on our ability to complete the Stage II project at Mountain Pass, which is our only rare earth mining and processing facility.

•The production of alloy flake and magnets in Stage III is dependent upon the successful completion of our Stage II project and our ability to complete the construction of our Stage III facility; an unanticipated delay in the completion of Stage II or Stage III could have a material adverse effect on our ability to produce alloy flake and magnets.
•We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed. If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•We are currently negotiating a definitive long-term supply agreement with GM that includes all necessary terms and conditions, which may or may not occur. In addition, if we are unable to perform the obligations under a long-term supply agreement with GM, this may have a material adverse effect on our financial position and results of operations.
•We may not be able to convert current commercial discussions with customers for the sale of REO products, alloy flake and magnets into contracts, which may have a material adverse effect on our financial position and results of operations.
•The COVID-19 pandemic could have an adverse effect on our business.
•We are subject to a number of operational risks of our business, including power shortage at the Mountain Pass facility, increasing costs or limited access to raw materials, disruptions in transportation or other services, inability to perfect mineral extraction process, access to water, uncertainty in our estimates of REO reserves, labor matters/labor relations, cybersecurity breaches, and/or ESG (as defined below) matters.
•The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
•Certain provisions in the indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Risks Relating to our Business and Industry
We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products, alloy flake and magnets.
Because our revenue is, and will be for the foreseeable future, from the sale of rare earth products, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon rare earth minerals and products could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure rare earth minerals and products. Furthermore, supply side factors have a significant influence on price volatility for rare earth minerals. Supply of rare earth minerals is dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, and, to a lesser extent, regulation of imports, and has and may continue to change such production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of rare earth minerals can lead to significant fluctuations in the market price of rare earth minerals.
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

Demand for our products, including alloy flake and magnets, may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronic industries. Lack of growth in these markets may adversely affect the demand for our products.
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
Our strategy is to develop rare earth products, including NdPr, that are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies. The success of our business depends on the continued growth of these end markets and successfully commercializing rare earth products, including NdPr, in such markets. If the market for these critical existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies, particularly in the automotive industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business. Any unexpected costs or delays in the commercialization of separated REE products, or less than expected demand for the critical existing and emerging technologies that use rare earth products, could have a material adverse effect on our financial condition or results of operations.
An increase in the global supply of rare earth products, dumping, predatory pricing and other tactics designed to inhibit our further downstream integration by our competitors may materially adversely affect our profitability.
The pricing and demand for rare earth products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REO products. According to CRU, China accounted for approximately 80% of global REO production in 2021. China also dominates the manufacture of metals and NdFeB magnets from rare earths, capabilities that are not currently present in the United States, and the Chinese Central Government regulates production via quotas and environmental standards. Over the past few years, there has been significant restructuring of the Chinese markets in line with China Central Government policy. Assuming that we reach anticipated production rates for REO and other planned downstream products and subsequently become fully operational and integrated, the increased competition may lead our competitors to engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
We operate in a highly competitive industry.
The rare earth mining and processing and rare earth magnetics markets are capital intensive and competitive. Production of rare earths and related products is dominated by our Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. Even upon successful completion of Stage II at Mountain Pass, if we are not able to achieve our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance and production costs, could have a material adverse effect on our business.
Industry consolidation may result in increased competition, which could result in a reduction in revenue.
Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as demand for rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), which will account for more than half of China’s heavy rare earths supplies. China

Rare Earth Group will have enhanced pricing power of key rare earths, such as dysprosium and terbium, which will likely bring changes to the global rare earth supply chain. These competitive pressures could have a material adverse effect on our business.
Our ability to generate revenue will be diminished if we are unable to compete with substitutions for our rare earth materials.
Technology changes rapidly in the industries and end markets that utilize our materials. If these industries introduce new technologies or products that no longer require the rare earth materials we produce, or suitable substitutes become available, it could result in a decline in demand for our rare earth materials. If the demand for our rare earth materials decreases, it will have a material adverse effect on our business and the results of our operations and financial condition.
We currently rely on Shenghe to purchase the vast majority of our rare earth concentrate product on a “take-or-pay” basis and sell that product to end users in China. We cannot assure you that they will continue to honor their contractual obligations to purchase and sell our products, or that they will make optimum efforts to market and sell our products.
We currently sell the vast majority of our rare earth concentrate to Shenghe. While Shenghe is obligated under the A&R Offtake Agreement to purchase all of the rare earth concentrate product meeting certain minimum specifications on a “take-or-pay” basis (such that they are obliged to pay for product even if they are unable or unwilling to take delivery), we cannot guarantee that Shenghe will continue to purchase all of the products that it is contractually bound to purchase or products that do not meet these specifications.
In addition, Shenghe sells the rare earth concentrate it acquires under the A&R Offtake Agreement to customers in China who separate and extract the individual rare earth elements from our rare earth concentrate. We do not control the amount and timing of resources that Shenghe will dedicate to their sales efforts. Therefore, any decline or delay in Shenghe’s sales efforts could reduce sales prices or sales volumes, which could impact the duration of the A&R Offtake Agreement.
Under the A&R Offtake Agreement, Shenghe is entitled to retain their gross profits from the sales of our products, and those gross profits are credited against the Prepaid Balance (as defined in Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements). When Shenghe has recouped all of the Prepaid Balance, the A&R Offtake Agreement will terminate. As of December 31, 2021, the amount outstanding on the Prepaid Balance was $16.6 million, which will be repaid by the end of the first quarter of 2022 principally through the gross profit recoupment feature.
In February 2022, we entered into a term sheet with Shenghe which provides that once our A&R Offtake Agreement expires, we will continue to sell and Shenghe will continue to purchase our rare earth concentrate under an offtake arrangement. In connection with this term sheet, we are negotiating a new offtake agreement with Shenghe. If we are unable to enter into a new offtake agreement with Shenghe and we are unable to sell rare earth concentrate to other customers, it would have a material adverse effect on our revenues, results of operations and financial condition. There can be no assurance that we will be able to enter into a new offtake agreement with Shenghe or enter into agreements to sell rare earth concentrate to other customers.
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
Because the vast majority of our rare earth concentrate product is currently sold to Shenghe under our A&R Offtake Agreement, for further processing by third-party customers in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the continuation of COVID-19 or the outbreak of another global pandemic disease could severely interfere with the sale and/or shipment of our products and would have a material adverse effect on our operations.
Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China’s government has exercised and continues to exercise substantial control over nearly all sectors of the Chinese economy through regulation and state ownership. Our ability to ship products to China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. The United States government has instituted substantial changes to foreign trade policy with China and has raised, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in United States and China relations, including through changes in policies by the Chinese government could adversely affect our financial condition and results of operations, including changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.
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
The production of rare earth products is a capital-intensive business and the completion of our Stage II project at Mountain Pass will require the commitment of substantial resources. Unanticipated costs or delays associated with our ongoing Stage II project could have a material adverse effect on our financial condition or results of operations.
The completion of our Stage II project at Mountain Pass will require the commitment of substantial resources and capital expenditures. We expect to achieve anticipated production run rates for separated REO in 2023. Our estimated expenses may increase as consultants, personnel and equipment associated with our efforts are added, and as a result of inflationary pressures in the United States. The progress of Stage II, the amounts and timing of expenditures and the success of this project will depend in part on the following: (a) the operational resumption of a portion of the existing process, plant and equipment, certain of which is currently in a care-and-maintenance state, and the further enhancement and development of such existing process, plant and equipment; (b) our ability to timely procure new equipment and materials, certain of which may involve long lead-times, or to repair existing equipment; (c) the failure of service providers or vendors to meet contractually-negotiated delivery or completion deadlines; (d) maintaining, and procuring, as required, applicable federal, state and local permits; (e) the incorporation of project change orders, due to engineering, process, health and safety, or other considerations; (f) negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work; (g) impact of planned and unplanned shut-downs and delays in our production; (h) impact of stoppages or delays on construction projects; (i) disputes with contractors or other third parties; (j) negotiating sales and offtake contracts for our planned production; (k) the execution of any joint venture agreements or similar arrangements with strategic partners; (l) the impact of COVID-19 or similar pandemics on our business, our strategic partners’ or suppliers’ businesses, logistics or the global economy; and (m) other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently. Unanticipated costs or delays associated with our Stage II project could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
The actual amount of capital required for the Stage II project at Mountain Pass may vary materially from our current estimates, in which case we may need to raise additional funds, which could delay completion and have a material adverse effect on our business and financial condition.
The anticipated funding required to complete the Stage II project at Mountain Pass is based on certain estimates and assumptions we have made about the additional equipment, labor, permits and other factors required to complete the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to complete the Stage II project may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current plans, unforeseen delays, cost overruns, engineering design changes or other unanticipated events or expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.
Our continued growth depends on our ability to complete the Stage II project at Mountain Pass, which is our only rare earth mining and processing facility.
Our only rare earth mining and processing facility at this time is Mountain Pass. Our continued growth is based on successfully completing the Stage II project and reaching anticipated production rates for the separation of REE in accordance with our expected timeframe. The deterioration or destruction of any part of Mountain Pass, or a delay in the procurement of any necessary equipment, may significantly hinder our ability to reach or maintain anticipated production rates within the expected time frame or at all. If we are unsuccessful in reaching and maintaining expected production rates for REO at Mountain Pass, including by failing to reach anticipated throughput, recoveries, uptimes, yields, or any combination thereof, within expected time frames or at all, we may not be able to reach our full revenue potential. In the event that the Stage II project is not completed, the Company may not be able to produce alloy flake and magnets in Stage III and comply with the terms of our agreement with GM.
The production of alloy flake and magnets is a capital-intensive business, and the completion of the Fort Worth Facility will require the commitment of substantial resources; unanticipated costs or delays associated with this project could have a material adverse effect on our financial condition or results of operations.
In December 2021, we announced that we will be building our initial Stage III facility in Fort Worth, Texas. The Stage III project will require a substantial capital commitment to complete and there may be unanticipated costs or delays associated with the construction of our Stage III facility. In addition, our ability to reach our full revenue potential will be dependent on our ability to complete the construction of our Stage III facility and commence the production of alloy flake and finished magnets. Our proposed timeline for producing alloy flake and magnets is based on certain estimates and assumptions we have made about our business over the next few years, including the successful completion of our Stage II project. If any of these estimates or assumptions prove to be wrong or we are unable to complete our Stage II project, it may significantly hinder our ability to commence Stage III within the expected time frame or at all. If we are unsuccessful in being able to construct and commence production at our Stage III facility, within the expected time frame or at all, we will not be able to take advantage of our downstream value creation opportunity and thus we may not be able to reach our full revenue potential.
If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the United States and elsewhere in the world that relate to our rare earth products and processes, including our planned future production of alloy flake and magnets in Stage III. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.
Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our Stage II project or Stage III downstream expansion. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•be prohibited from, or delayed in, selling rare earth products, including alloy flake and magnets, or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
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
We are currently negotiating all the necessary terms and conditions of a definitive long-term supply agreement with GM, which may or may not occur. In addition, if we are unable to perform the obligations under a long-term supply agreement with GM, this will have a material adverse effect on our financial position and results of operations.
We are currently negotiating all the necessary terms and conditions of a definitive long-term supply agreement with GM. There can be no assurance that we will be able to come to a definitive agreement with GM on such terms and conditions or that they will be acceptable to us. In addition, our ability to perform the obligations under a long-term agreement with GM to supply them with rare earth alloy flake and finished magnets is subject to a number of risks and contingencies. We are embarking on building the first scaled rare earth magnet manufacturing facility in the United States in several decades. While we will be relying on a number of experienced engineers and other third parties in the design, engineering and construction of the Stage III facility, we will be making a number of judgments and assumptions on process design, equipment selection and design, and plant operations, that may or may not prove to be correct. Design, engineering or construction delays may impair our ability to perform under a long-term supply agreement with GM. In addition, we will need to procure all of the necessary equipment and materials needed to produce alloy flake and magnets, some of which may be difficult to obtain. There can be no assurance that such equipment and materials will be procured on time or delayed due to circumstances beyond our control.
Further, we will need to hire and recruit a number of employees that are necessary to successfully design and operate the Stage III facility, including engineers, operators and other professionals. It may be difficult for us to hire employees with the necessary experience, education and skills needed to produce alloy flake and magnets, and we may need to hire employees from other countries if we cannot recruit employees in the United States. We will also face competition for these employees.
There can be no assurance that even if we build the Stage III facility, obtain the equipment and materials needed, and hire the necessary employees, that we will successfully produce alloy flake and magnets, including those volumes necessary to meet the requirements under a long-term supply agreement with GM. In the event that we are not able to mitigate these risks and fail to comply with the terms of a definitive agreement with GM, this will have a material adverse effect on our financial position and results of operations.

We may not be able to convert current commercial discussions with customers for the sale of REO products into contracts, which may have a material adverse effect on our financial position and results of operations.
Currently, we sell the vast majority of our rare earth concentrate product to Shenghe on a take-or-pay basis under our A&R Offtake Agreement. That A&R Offtake Agreement will terminate after Shenghe has recovered the full amount of the Offtake Advances (as defined in Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements). After the A&R Offtake Agreement terminates, we may no longer have a contractual agreement requiring Shenghe to purchase rare earth products from Mountain Pass unless we negotiate a new agreement.
We are actively working on our Stage II project, which includes installing a concentrate drying and roasting circuit, upgrading and restarting the product leaching circuit, recommissioning separation and extraction circuits, improving materials handling and brine management capability, and enlarging product finishing capacity to re-establish the full capability to produce separated, individual rare earth products at Mountain Pass. Upon reaching anticipated production rates for REO and other planned downstream products at Mountain Pass, we expect to produce approximately 20,000 metric tons of separated REO per year, excluding cerium concentrate, consisting of approximately 6,075 metric tons of NdPr oxide per year. Prior to reaching expected production rates for REO and other planned downstream products at Mountain Pass, we intend to enter into short- and long-term sales contracts with new customers. However, there can be no assurance that these customers will enter into sales contracts for REO. The failure to enter into such contracts may have a material adverse effect on our financial position and results of operations.
We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, which could adversely affect our ability to vertically integrate into further downstream processing of our REO.
A key element of our long-term business strategy is to vertically integrate into further downstream processing of our REO into rare earth metal, alloys, and finished magnets. To implement this vertical integration strategy successfully, we may need to license certain intellectual property related to these downstream processes and/or develop the ability, or collaborate with, purchase, or form a joint venture with existing participants in the metal, alloy, and magnet production supply chain. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
The COVID-19 pandemic could have an adverse effect on our business.
The current COVID-19 pandemic is significantly impacting the national and global economy and commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and to date has included, among other things, extreme volatility in financial markets, a slowdown in economic activity, extreme volatility in commodity prices and a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer activity and sentiment, globally. The outbreak has affected our business and operations and may continue to do so, by among others, increasing the cost of operations and reducing employee productivity, limiting travel of our personnel, adversely affecting the health and welfare of our personnel, or preventing or delaying important third-party service providers from performing normal and contracted activities crucial to the operation of our business. In addition, since the onset of the COVID-19 pandemic in the first quarter of 2020, we have periodically experienced shipping delays due to port slowdowns and container shortages from congestion at port facilities and trucking shortages, which has resulted in supply chain disruptions. Congestion at U.S. and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels.
The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of China, the U.S. and other countries. These disruptions could continue to impact the rare earth market, particularly the supply chain in China and the U.S., which in turn could impact our business or business prospects under our A&R Offtake Agreement with Shenghe.
Decisions beyond our control, such as canceled events, restricted travel, barriers to entry, temporary closures or limited availability of county, state or federal government agencies, or other factors may affect our ability to perform mining operations, corporate activities, and other actions that would normally be accomplished without such limitations. The extent to which the COVID-19 pandemic will impact our operations, our business and the economy is highly uncertain and will also depend on future developments that cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, including the spread of the Delta and Omicron variants, the scope of travel restrictions imposed, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact, including the effectiveness and availability of vaccines. We cannot predict the impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations.
On September 9, 2021, President Biden issued Executive Order 14042, “Ensuring Adequate COVID Safety Protocols for Federal Contractors.” The Safer Federal Workforce Task Force issued guidance on mandatory vaccines for the employees of federal contractors. In addition, pursuant to the directive in Executive Order 14042, Occupational Safety and Health Administration (“OSHA”) published an Emergency Temporary Standard (“ETS”) on November 5, 2021, for employers with 100 or more employees. The ETS required employers to develop a mandatory COVID-19 vaccination policy, or a weekly testing policy, by January 10, 2022. The ETS required employers who implement a mandatory vaccination policy to ensure employees complete all doses of either the Johnson & Johnson, Pfizer, or Moderna vaccine by February 9, 2022, or otherwise be subject to weekly testing. On January 13, 2022, the Supreme Court stayed enforcement of the ETS. However, to the extent we elect or are required to implement mandatory vaccinations or weekly testing, this may have an adverse impact on our results of operations, including loss of personnel and/or production interruptions at Mountain Pass.
A power shortage at Mountain Pass could temporarily delay mining and processing operations and increase costs, which may materially adversely impact our business.
Our facilities at Mountain Pass are currently powered by a natural gas-powered combined heat and power (“CHP”) plant, which was installed at Mountain Pass to produce electricity and steam and to minimize or eliminate reliance on the regional electric power grid. The CHP plant, which was deemed fully operational in December 2021, has the capability to provide all the electricity and steam needed for the industrial operations of Stage I. In addition, operation of the CHP plant is necessary to support the entire energy demand of Stage II. While we believe that the CHP plant will provide sufficient electricity and steam to operate our facilities at Mountain Pass, there can be no assurance that there will not be intermittent interruptions and delays in the ability to produce electricity and steam. Instability in electrical supply could cause sporadic outages or brownouts. Any such outages or brownouts could have a negative impact on our production. If the CHP plant is unable to provide sufficient energy for the operation of Mountain Pass, we would be required to obtain electricity from a single utility company in Southern California. We would incur higher operating costs, remain subject to the effects of occasional power outages and brownouts and could experience temporary interruptions of mining and processing operations. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations.
Increasing costs or limited access to raw materials may adversely affect our profitability.
We will use significant amounts of chemical reagents to process REE. Even though Mountain Pass includes a chlor-alkali facility, we intend to purchase chemical reagents on the open market for some period of time. Prior to potentially commencing production of these chemicals on-site, during any disruption to such production or for chemicals we cannot produce, we will need to purchase chemical reagents in the open market and as a result, we could be subject to significant volatility in the cost and availability of these chemicals and to restrictions on chemical use imposed by environmental regulations or law. We may not be able to pass increased prices for these chemicals through to our customers in the form of price increases. A significant increase in the price or decrease in the availability of these chemicals before we potentially restart our production of them on-site, or restrictions imposed by environmental regulations or law on chemical use, could materially increase our operating costs and adversely affect our profit margins and production volumes.
Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply rare earth minerals or products to our customers, which could adversely affect our results of operations.
We currently transport our rare earth concentrate product to China to be purchased by Shenghe under our A&R Offtake Agreement as well as to other customers. In 2021, there has been a backlog of container ships off the coast of Southern California that has delayed shipments in and out of the ports of Los Angeles and Long Beach, the ports that we use to ship rare earth concentrate product. While we have managed to mitigate intermittent delays in shipping rare earth concentrate product through these ports, our ability to continue to maintain stable shipments may be impacted if the current backlog of container ships does not improve or worsens.
In addition, we will in the future need to transport our products to our future customers wherever they may be located. Finding affordable and dependable transportation is necessary for us to be able to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, seasonal changes in supply and demand for transportation, changes to rail or ocean freight systems, domestic or international laws or regulations, permits or other approvals, or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales and could materially adversely affect our results of operations. Such events and conditions, including flooding and other natural disasters, could also impact the facilities of our customers which could have a material adverse effect on our ability to deliver our product to our customers.
We will need to process REE to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to perfect the mineral extraction processes to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
Upon the completion of our Stage II project, we expect to be able to process REE to meet customer needs and specifications and to provide customers with a consistently high-quality product and to meet ever-stricter purity requirements. An inability to perfect the mineral extraction processes to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of REO requires significant amounts of water. The technology we currently use to beneficiate REO is a sustainable process with dry tailings that limits the need for fresh water usage. Although we believe our current process is sustainable, any disruption in the process could prompt the need for significant access to fresh water. Additionally, once we complete our Stage II project, we will require an even greater amount of water for our power plant, separation and extraction processes, and product finishing operations, including significant demand for highly-pure water. We maintain and operate one water supply well field for potable and process water and own land and wells in another water supply well field that we may be able to operate in the future. Any disruption to our current process or decrease in available water supply may have a material adverse effect on our operations and our financial condition or results of operations.
Uncertainty in our estimates of REO reserves could result in lower-than-expected revenues and higher-than-expected costs.
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
Uncertainty in our estimates related to our REO reserves could result in lower-than-expected revenues and higher-than-expected costs or a shortened estimated life for the mine at the Mountain Pass facility. Fluctuations in factors out of our control such as changes in future product pricing, foreign government policies on the import or export of rare earths and foreign exchange rates can have a significant impact on the estimates of reserves and can result in significant changes in the quantum of our reserves period-to-period.
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
A work stoppage by any of the third parties providing services in connection with the construction projects at Mountain Pass could significantly delay our Stage II project and disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
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
We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, Mountain Pass is located in San Bernardino County, California near active faults, which could lead to nearby earthquakes. If major disasters such as earthquakes, wild fires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at Mountain Pass may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
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
Production at Mountain Pass is dependent upon the efforts of our employees. Although none of our employees are currently subject to any collective bargaining arrangements, our employees could, in the future, choose to be represented as a collective unit, which may result in labor disputes, work stoppages or other disruptions in our production efforts that could adversely affect us.
Risks Related to Environmental Regulation
Our operations are subject to extensive and costly environmental requirements; and current and future laws, regulations and permits impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.
We are subject to numerous and detailed, federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining and mineral processing industry, including, without limitation, those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, GHG emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances and waste, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment, procurement of certain materials used in our operations, and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations and future growth. Consequently, the modernization and expansion of the Mountain Pass facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, or the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation are evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. In addition, mine safety has been the subject of increasing scrutiny resulting in federal and state legislatures and other regulatory authorities imposing more stringent regulatory requirements on mining operations. Any changes in environmental laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.
Our operations use hazardous materials and generate hazardous waste and radioactive byproducts. While we maintain procedures for the handling and disposing of chemicals or other substances by our personnel, risks, including bodily injury and property damage, persist. Moreover, mining and processing of rare earths has occurred at Mountain Pass since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Mountain Pass is subject to an order issued by the Lahontan Regional Water Quality Control Board pursuant to which we and previous owners have conducted various investigatory and remedial actions, primarily related to contamination emanating from certain on-site impoundments active during prior periods of operation. These remedial activities include groundwater monitoring, extraction and treatment. We are still in the process of delineating the extent of groundwater contamination at and around the facility and cannot assure you that we will not incur material costs relating to the remediation of such contamination. Also, prior to our acquisition of Mountain Pass, leaks in a wastewater pipeline from Mountain Pass to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. Pursuant to a settlement agreement, that contamination has been remediated by Chevron Mining Inc., which retained ownership of the ponds and the pipeline and provided a full indemnity to the previous buyer of Mountain Pass for liabilities related to the Ivanpah wastewater pipeline. A small portion of the pipeline extends onto the Mountain Pass facility. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, and analogous state statutes, our liability for claims for contamination at our current or former properties, and at third-party sites at which we disposed of waste, may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes, could have a material adverse effect on our business, reputation, results of operations and financial condition.
We must obtain, a number of additional or amended permits that impose strict requirements relating to various environmental and health and safety matters in connection with our current and future operations, including the modernization and expansion of Mountain Pass. To obtain certain permits, we may be required to conduct environmental studies and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and take steps to avoid or mitigate those impacts, particularly impacts to desert flora and fauna. Furthermore, the permitting processes and development of supporting materials, including any environmental impact statements, may be costly and time-consuming. These permit processes and requirements, and the interpretation and enforcement thereof, change frequently, and any such future changes could materially adversely affect our mining operations and results of operations. In some cases, the public (including environmental interest groups) has the right to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits. Accordingly, permits required for our operations, including the modernization and expansion of Mountain Pass, may not be issued, maintained, amended or renewed in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct operations. Any such failure to obtain, maintain, amend or renew permits, or other permitting delays, including in connection with any environmental impact analyses, could have a material adverse effect on our results of operations and financial condition or otherwise impose significant restrictions on our ability to conduct our business.
Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, permitting, reporting and other costs to comply with such regulations. Our operations emit GHGs and, with the restart of our CHP plant in December 2021, we expect to produce emissions exceeding the minimum required for participation in the California cap-and-trade program. The number of credits we will receive and any excess credits we expect to need to purchase are not yet known. Any adopted future climate change regulations could negatively impact our ability to compete with companies situated in areas and countries not subject to such limitations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace, including the investing community, about potential impacts on climate change by us or other companies in our industry could harm our reputation or our access to capital. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These impacts may adversely impact the cost, production and financial performance of our operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property, or inaccuracies in the assumption underlying our reclamation plan and mine closure obligations, could have a material adverse effect on our business, results of operations and financial condition.
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
We are subject to business and reputational risks related to sustainability and corporate social responsibility.
Our business faces increasing scrutiny related to environmental, social and governance (“ESG”) issues, including sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues, our reputation could be damaged, and our business, financial condition and results of operations could be adversely impacted. These failures could also result from the conduct of third parties such as our customers or other partners.
Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources, and if we are unable to meet our sustainability, environmental and social and governance goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our employees, customers and consumers. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these investors, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives or are perceived to have not responded appropriately to address ESG issues within our company, our business and reputation could be negatively impacted, and our share price could be materially and adversely affected.
Risks Related to Our Common Stock
Our stock price has experienced, and may in the future experience, volatility, and you could lose all or part of your investment as a result.
The trading price of our common stock has recently experienced, and may continue to experience, significant volatility, which could cause you to lose all or part of your investment. Moreover, the stock market recently has experienced extreme volatility, in part as a result of strong and atypical retail investor interest in particular stocks. In many cases, this volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to our Business and Industry” above and the following: (a) results of operations that vary from the expectations of securities analysts and investors; (b) changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors; (c) declines in the market prices of stocks generally; (d) strategic actions by the Company or its competitors; (e) announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; (f) any significant change in the Company’s management; (g) changes in general economic or market conditions or trends in the Company’s industry or markets; (h) changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business; (i) future sales of the Company’s common stock or other securities; (j) investor perceptions or the investment opportunity associated with the Company’s common stock relative to other investment alternatives; (k) the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC; (l) litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of our competitors; (m) guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance; (n) the development and sustainability of an active trading market for the Company’s stock; (o) actions by institutional or activist stockholders; (p) declines in the market price of our stock as a result of negative reports on the Company by research firms and hedge funds that engage in short selling; (q) changes in accounting standards, policies, guidelines, interpretations or principles; and (r) other events or factors, including those resulting from natural disasters, war, acts of terrorism, health pandemics or responses to these events.

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
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Second Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
The Second Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to the Company or its stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Second Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. The Second Amended and Restated Certificate of Incorporation also provides that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the United States federal securities laws, including the Securities Act and the Exchange Act. Additionally, investors cannot waive our compliance with federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. If a court were to find these provisions of our Second Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Mountain Pass
We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (previously defined as “Mountain Pass”), which is located on 2,222 fee simple acres of land, approximately 50 miles southwest of Las Vegas, Nevada near Mountain Pass, San Bernardino County, California at geographic coordinates 35°28’56”N latitude and 115°31’54”W longitude. Mountain Pass includes an open-pit mine in the production stage, infrastructure supporting mining and processing operations, overburden and ore stockpiles, a crusher and mill/flotation plant, separation plants, product finishing facilities, tailings processing and storage facilities, and on-site evaporation ponds, as well as laboratory facilities to support product analysis and research and development activities, offices, maintenance shops, warehouses and support buildings. The majority of our facilities and infrastructure currently used to produce a rare earth concentrate were built between 2012 and 2015, are in good operating condition, and benefits from routine maintenance. Modification and recommissioning activities are currently underway on certain idle facilities and infrastructure that we expect to use to separate our rare earth concentrate into other products, including NdPr oxide. The carrying amount of the property, plant and equipment used in the operation of Mountain Pass was approximately $196 million as of December 31, 2021.
Mountain Pass directly abuts Interstate 15 and may be accessed by existing hard-surface roads. Water at Mountain Pass is supplied through active water wells, pit de-watering, and process water recovery. Our facilities at Mountain Pass are currently powered by a natural gas-powered CHP plant, which was installed at Mountain Pass to produce electricity and steam and to minimize or eliminate reliance on the regional electric power grid.
We also own mining and mill site claims over a further 15,000 acres of adjacent land. Approximately 1,118 acres of the 2,222 acres are currently in use (e.g., existing buildings, infrastructure or active disturbance). Portions of the fee lands, none of which are actively being mined or are currently anticipated to be mined for the purpose of recovering ore, are subject to mineral reservations in favor of the United States for some properties and the State of California for other properties. The specific minerals reserved on those parcels vary according to the type of land patent or conveyance document through which the land was acquired or conveyed. The lands surrounding Mountain Pass are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition, we hold 525 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. These mining claims and mill sites provide land for mining, ancillary facilities and expansion capacity around Mountain Pass.

Property Line
Evaporation Ponds
Paste Tailings Plant
Crusher
Mill Pad
Specialty Plant
Combined Heat & Power Plant
Northwest Tailings Disposal Facility
Old Plant
Open Pit Mine
Separations Pad
West Overburden Stockpile
Main Warehouse/Shop/Maintenance
Administration
Mobile Maintenance/ Warehouses
Health & Safety/ Training Center
Lab
Guard House
N
3000 ft
Google Earth

Mountain Pass represents the largest commercial source of rare earth materials in the Western hemisphere. Molybdenum Corporation of America began REE mining operations at Mountain Pass in 1952. Mining, milling and separation processes continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 2005, ChevronTexaco Corporation acquired Unocal Corporation and then, in 2008, Molycorp Minerals, LLC acquired Mountain Pass from Chevron Mining Inc. Operations relating to mining, milling and separations resumed under Molycorp until they were placed into cold-idle status in mid-2015. In July 2017, we acquired Mountain Pass from the Molycorp estate.
We hold the necessary permits to operate Mountain Pass, including conditional use and minor use permits from San Bernardino County, California, and an associated environmental impact report, all of which were issued in 2004, which currently allow continued operation of Mountain Pass through 2042, though we expect to extend such permits to allow for continued operation through at least 2056. Since restarting operations at the facility in the fourth quarter of 2017, our activities have focused on the milling and flotation processes, leading to production of a bastnaesite concentrate, rich in REE, with our first concentrate sales in the first quarter of 2018.
The bastnaesite ore body at Mountain Pass has been mined as a principal source of REE over a period of over 60 years. The Mountain Pass REE deposit is located within an uplifted block of Precambrian metamorphic and igneous rocks that are bounded to the south and east by basin-fill deposits in California’s Ivanpah Valley. The two main groups of rocks in the Mountain Pass area are Early Proterozoic high-grade metamorphic rocks and Middle Proterozoic ultrapotassic rocks and monazitic carbonatites, which carbonatites are associated with higher levels of REE. The total orebody strike length is approximately 2,750 feet and dip extent is 3,000 feet; true thickness of the more than 2% total rare earth oxide (“TREO”) grade zone ranges between 15 feet and 250 feet. The percentage of each rare earth material contained in typical Mountain Pass bastnaesite concentrate is estimated to be as follows:

Estimated Distribution of TREO Content
Element
Cerium	50.2%
Lanthanum	32.3%
Neodymium-Praseodymium	15.7%
SEG+(1)	1.8%
(1)See the “Rare Earth Resources and Reserves” section below for definition.
Texas Land
In February 2022, we closed on the purchase of approximately 18 acres of land in Fort Worth, Texas, on which we are building a metal, alloy, and magnet manufacturing and recycling facility as a part of our Stage III strategy.
Corporate Offices
We currently lease our corporate office space at 6720 Via Austi Parkway, Suites 450 and 430, Las Vegas, Nevada 89119, which lease expires on December 31, 2022. In December 2021, we entered into a lease agreement for executive office space at 1700 S. Pavilion Center Drive, Las Vegas, Nevada 89135, which is estimated to commence on January 1, 2023, at which time, we will no longer lease the current office space.
Rare Earth Resources and Reserves
Introduction
Mineral resources and mineral reserves were estimated by SRK Consulting (U.S.) Inc. (“SRK”) for inclusion in this Annual Report. Pursuant to the requirements of Regulation S-K Subpart 1300 (“S-K 1300”), SRK prepared a pre-feasibility level Technical Report Summary (“TRS”) for Mountain Pass with an effective date of September 30, 2021 (refer to Exhibit 96.1 to this Annual Report). The mineral resource and mineral reserve estimated in that TRS were subsequently depleted by SRK to present an estimate of our resources and reserves as of December 31, 2021. The depletion removed by SRK represents resources and reserves that were extracted from the Mountain Pass open pit from October 1, 2021, through December 31, 2021.
Mineral Resource and Mineral Reserve Definitions
Mineral Resources
Item 1300 of S-K 1300 defines a “mineral resource” as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
A “measured mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
An “indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.
Mineral Reserves
Item 1300 of S-K 1300 defines a “mineral reserve” as an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. A “proven mineral reserve” is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. A “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Estimation Methodology
Mineral Resources
The mineral resource estimate has been constrained by a geological model considering relevant rock types, structure, and mineralization envelopes as defined by TREO content within relevant geological features. This geological model is informed principally by diamond core drilling and multiple phases of geological mapping. Sectional interpretation based on the combination of these data were used to influence implicit modeling of the geological data with manual controls where appropriate. Data has been composited to reasonable lengths based on the original sample lengths and expected mining unit scale, and outliers have been addressed during estimation using restrictions on influence.
A number of internal controls have been applied over the history of the Mountain Pass deposit to demonstrate the consistency and reliability of the historic analytical data supporting mineral resource estimation. Almost all data supporting the mineral resource estimation has been generated by some iteration of a site-based laboratory at the Mountain Pass mine. The Mountain Pass laboratory uses various quality assurance and quality control (“QA/QC”) measures to calibrate modern equipment and ensure analytical precision and accuracy. QA/QC generated by previous laboratories has undergone check assays at independent third-party laboratories, and generally demonstrate no consistent bias. The database is also supported by a very limited amount of blind QA/QC inserted during a re-assay program, including site-specific standards of known TREO content, a variety of duplicate samples, and blank samples. The implementation and results of these various QA/QC programs have not been fully aligned with current industry standards and are not comprehensive, but are suitable for use in mineral resource estimation.
Estimates have been validated to the input data using global statistical and visual comparisons, localized swath plot comparisons of mean grades, and review of the limited reconciliation data to the model. In general, estimates are shown to align closely with the input exploration data, but have been demonstrated to be under-reporting relative to the grade control drilling. SRK has dealt with uncertainty and risk at Mountain Pass by classifying the contained resource by varying degrees of confidence in the estimate. The mineral resources at the Mountain Pass deposit have been classified in accordance with S-K 1300. The classification parameters are defined by the distance to composite data, the number of drillholes used to inform block grades and a geostatistical indicator of relative estimation quality (kriging efficiency). As an overall modifier to classification, SRK considered the limited results from the QA/QC noted above and the observed variability in reconciliation in the mineral resource classification as well, both of which preclude statement of measured resources. Bulk density is based on average density measurements collected from the various rock types over the years, and carbonatite density in particular is supported by extensive mining and processing experience with the materials.
A cut-off grade (“COG”) of 2.28% TREO has been developed to ensure that material reported as a mineral resource can satisfy the definition of reasonable potential for eventual economic extraction (“RPEEE”). Mineral resources have been constrained within an economic pit shell based on reserve input parameters. For mineral resources, a revenue factor of 1.0 is selected which corresponds to a break-even pit shell. SRK notes that the pit selected for mineral resources has been influenced by setbacks relative to critical infrastructure such as the tailing storage and the REO mill and flotation facility.
A detailed description of the methodology used to calculate mineral resources is provided in Exhibit 96.1 to this Annual Report.

Mineral Reserves
SRK developed a life-of-mine (“LoM”) plan for the Mountain Pass operation in support of mineral reserves. For economic modeling, 2022 production was assumed to be bastnaesite concentrate. From 2023 onward, it was assumed that the Company will operate a separations facility at Mountain Pass that will allow the Company to separate bastnaesite concentrate into four individual REO products for sale: neodymium and praseodymium (previously defined as “NdPr”) oxide, samarium, europium, and gadolinium (“SEG+”) oxalate, lanthanum carbonate, and cerium chloride. Forecast economic parameters are based on current cost performance for process, transportation, and administrative costs, as well as a first principles estimation of future mining costs. Forecast revenue from concentrate sales and individual separated product sales is based on a preliminary market study commissioned by the Company.
From this evaluation, pit optimization was performed based on an equivalent concentrate price of $6,139 per dry short ton (“ST”) of 60% TREO concentrate (net of the incremental benefits and costs related to REE separations). The results of pit optimization guided the design and scheduling of the ultimate pit. SRK generated a cash flow model which indicated positive economics for the LoM plan, which provides the basis for the reserves. Reserves within the new ultimate pit are sequenced for the full 35-year LoM.
The costs used for pit optimization include estimated mining, processing, sustaining capital, transportation, and administrative costs, including an allocation of corporate costs. Processing and general and administrative (“G&A”) costs used for pit optimization were based on recent actual costs.
Processing recovery for concentrate is variable based on a mathematical relationship to estimate overall TREO recovery versus ore grade. The calculated COG for the reserves is 2.49% TREO, which was applied to indicated blocks contained within an ultimate pit, the design of which was guided by economic pit optimization.
The optimized pit shell selected to guide final pit design was based on a combination of the revenue factor (“RF”) 0.45 pit (used on the north half of the deposit) and the RF 1.00 pit shell (used on the south half of the deposit). The inter-ramp pit slopes used for the design are based on geotechnical studies and range from 42° to 47°.
Measured resources in stockpiles were converted to proven reserves. Indicated pit resources were converted to probable reserves by applying the appropriate modifying factors to potential mining pit shapes created during the mine design process. Inferred resources present within the LoM pit are treated as waste. Internal controls to demonstrate the consistency and reliability of the historic analytical data supporting the mineral resource estimate (which forms the basis for the mineral reserve estimate) are discussed above.
A detailed description of the methodology used to calculate mineral reserves is provided in Exhibit 96.1 to this Annual Report.
Results
Mineral Resources
As of December 31, 2021, SRK estimates total indicated resources of 1.43 million STs with an average grade of 2.83% TREO and 9.08 million STs of inferred resources with an average ore grade of 5.10% TREO. Mineral resources are reported exclusive of mineral reserves. The reference point for the mineral resources is in situ material.

Category	Resource Type	Cut-Off TREO (%)	Mass	Average Value
			Million Short Tons (dry)	TREO(1) (%)	La2O3(2) (%)	CeO2 (%)	Pr6O11 (%)	Nd2O3 (%)	Sm2O3 (%)
Indicated	Within the Reserve Pit	2.28-2.49	0.91	2.38	0.78	1.19	0.10	0.29	0.02
	Within the Resource Pit	2.28	0.52	3.61	1.18	1.80	0.16	0.44	0.03
Total Indicated			1.43	2.83	0.92	1.41	0.12	0.34	0.03
Inferred	Within the Reserve Pit	2.28-2.49	7.03	5.48	1.79	2.73	0.24	0.66	0.05
	Within the Resource Pit	2.28	2.06	3.81	1.24	1.90	0.16	0.46	0.03
Total Inferred			9.08	5.10	1.66	2.54	0.22	0.62	0.05
(1) TREO% represents the total of individually assayed light rare earth oxides on a 99.7% basis of total contained TREO, based on the historical site analyses.

(2)Percentage of individual light rare earth oxides are based on the average ratios; La2O3 is calculated at a ratio of 32.6% grade of TREO% equivalent estimated grade, CeO2 is calculated at a ratio of 49.9% of TREO% equivalent estimated grade, Pr6O11 is calculated at a ratio of 4.3% of TREO% equivalent estimated grade, Nd2O3 is calculated at a ratio of 12.1% of TREO% equivalent estimated grade, and Sm2O3 is calculated at a ratio of 0.9% of TREO% equivalent estimated grade. The sum of light rare earths averages 99.7%; the additional 0.3% cannot be accounted for based on the analyses available to date and has been discounted from this resource statement.
General Notes:
•Mineral Resources are reported exclusive of Mineral Reserves.
•Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources estimated will be converted into Mineral Reserves estimate.
•Mineral Resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, any apparent errors are insignificant.
•Mineral Resource tonnage and grade are reported as diluted.
•The Mineral Resource model has been depleted for historical mining based on the December 31, 2021, pit topography.
•Pit optimization cut-off grade is based on an average TREO% equivalent concentrate price of $7,059 per ST of dry concentrate (60% TREO, net of the incremental benefits and costs related to REE separations), average mining cost at the pit exit of $1.825 per ST mined plus $0.018 per ST mined for each 15 feet bench above or below the pit exit, combined milling and G&A costs of $69.90 per ST milled, concentrate freight of $177 per ST of dry concentrate, and an average overall pit slope angle of 42° including ramps.
•The mineral resource statement reported herein only includes the rare earth elements cerium, lanthanum, neodymium, praseodymium, and samarium (often referred to as light rare earths). While other rare earth elements, often referred to as heavy rare earths, are present in the deposit, they are not accounted for in this estimate due to historic data limitations.
The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Prior Year Form 10-K”), did not include a year-end mineral resource estimate. Rather, the resources stated in the Prior Year Form 10-K were estimated as of July 1, 2020, and were inclusive of mineral reserves. Accordingly, it is not practicable to present a meaningful year-over-year comparison of mineral resources pursuant to Item 1304(e) of S-K 1300.
Mineral Reserves
As of December 31, 2021, SRK estimates total proven reserves of 0.05 million STs of ore with an average grade of 9.45% TREO and 30.08 million STs of probable reserves with an average ore grade of 6.33%. Our total proven and probable reserves are estimated as 30.13 million STs with an average grade of 6.34%. The reference point for the mineral reserves is material delivered to the Mountain Pass mill and flotation facility.
Based on these estimated reserves and our expected annual production rate upon completion of the Stage II project (separations facility), our expected mine life is approximately 36 years, including a partial year in 2021 and a partial year in 2056 to complete the processing of stockpiles and separations.

The following table states the amount of our proven and probable mineral reserves as of December 31, 2021.

Category	Description	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven	Current Stockpiles	0.05	9.45	10.88	0.01
	In situ	—	—	—	—
	Proven Totals	0.05	9.45	10.88	0.01
Probable	Current Stockpiles	—	—	—	—
	In situ	30.08	6.33	6.71	2.02
	Probable Totals	30.08	6.33	6.71	2.02
Proven + Probable	Current Stockpiles	0.05	9.45	10.88	0.01
	In situ	30.08	6.33	6.71	2.02
	Proven + Probable Totals	30.13	6.34	6.72	2.02
General Notes:
•Reserves stated as contained within an economically mineable open pit design stated above a 2.49% TREO COG.
•Mineral reserves tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
•MY% (mass yield) calculation is based on 60% concentrate grade of the product and the ore grade dependent metallurgical recovery. MY% = (TREO% * Met recovery)/60% concentrate TREO grade.
•Indicated mineral resources have been converted to Probable reserves. Measured mineral resources have been converted to Proven reserves.
•Reserves are diluted at the contact of the 2% TREO geological model triangulation (further to dilution inherent to the resource model and assume selective mining unit of 15 feet x 15 feet x 30 feet).
•Mineral reserves tonnage and grade are reported as diluted.
•Pit optimization COG is based on an average TREO% equivalent concentration price of $6,139 per ST of dry concentrate (60% TREO, net of the incremental benefits and costs related to REE separations), average mining cost at the pit exit of $1.825 per ST mined plus $0.018 per ST mined for each 15 feet bench above or below the pit exit, combined milling and G&A costs of $69.90 per ST milled, concentrate freight of $177 per ST of dry concentrate, and an average overall pit slope angle of 42° including ramps.
•The topography used was from December 31, 2021.
•Reserves contain material inside and outside permitted mining but within mineral lease.
•Reserves assume 100% mining recovery.
•The strip ratio was 6.1 to 1 (waste to ore ratio).
•The mineral reserves were estimated by SRK.
The Company’s Prior Year Form 10-K did not include a year-end mineral reserve estimate. The reserves stated in the Prior Year Form 10-K were estimated as of July 1, 2020. Accordingly, it is not practicable to present a year-over-year comparison of mineral reserves pursuant Item 1304(e) of S-K 1300. Notwithstanding, the following comparison is provided to show the change in reserves over the 18-month period from July 1, 2020, to December 31, 2021.

Description	Estimate Date	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven + Probable Reserves	December 31, 2021	30.13	6.34	6.72	2.02
Proven + Probable Reserves	July 1, 2020	21.14	7.06	7.67	1.62
Difference		8.99	-0.72		0.40
% Difference		43%	(10)%		25%

Reasons for the differences between the two estimates include: additional resource and geotechnical drilling, revised and updated geological block model, revised methodology for applying mining dilution, revised pit slope angles, updated product prices, updated processing recovery assumptions, updated operating costs, and updated cut-off grade. Product prices, processing recovery, operating costs and cut-off grade were adjusted to reflect on-site rare earth separations, construction of which is expected to be complete by year-end 2022.
Factors and Assumptions Affecting Mineral Resource and Mineral Reserve Estimates
There are numerous uncertainties inherent in estimating quantities and qualities of REO reserves and costs to mine recoverable reserves, including many factors beyond our control. We will regularly evaluate our REO reserve estimates. This may be done in conjunction with additional exploration drilling programs. The estimates of REO reserves as to both quantity and quality will also be updated to reflect new drilling or other data received. Estimates of economically recoverable REO reserves, however, necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:
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
Actual REO tonnage recovered from identified REO reserves and revenues and expenditures with respect to the same may vary materially from estimates. Further, period-to-period, our future estimates of REO reserves may fluctuate significantly as macroeconomic conditions and our level of understanding with respect to the deposit change. These estimates may not accurately reflect our actual REO reserves. Any inaccuracy in our estimates related to our REO reserves could result in lower-than-expected revenues and higher-than-expected costs.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be subject to legal and governmental proceedings and claims in the ordinary course of business. We are not currently a party to any material legal or governmental proceedings, and, to our knowledge, none is threatened.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Trading Symbol for Common Stock
Our common stock is currently quoted on the NYSE under the symbols “MP”.
Holders of Record
According to Continental Stock Transfer & Trust Company, our transfer agent, there was 155 active holders of record of our common stock as of February 17, 2022. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.

Dividends
The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. In addition, the Company is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future as it is currently expected that available cash resources will be utilized in connection with our ongoing operations and development projects, including Stage II and Stage III.
Unregistered Sales of Equity Securities
We did not have any sales of unregistered equity securities during the three months ended December 31, 2021.
Repurchase of Securities
During the three months ended December 31, 2021, neither we nor any of our affiliates repurchased shares of our common stock registered under Section 12 of the Exchange Act.
Stock Performance Graph
The following graph compares the cumulative total stockholder return for the Company’s common stock to the cumulative total returns for the Russell 2000 Index and a peer group. The total cumulative return calculations are for the period commencing November 18, 2020, for investments in stock, or October 31, 2020, for investments in index, and ending December 31, 2021, and include the reinvestment of dividends. The stock price performance shown in this graph is based on historical data and is neither indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
11/18/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
MP Materials Corp.
Russell 2000
Peer Group

*$100 invested on November 18, 2020, in stock or October 31, 2020, in index, including reinvestment of dividends. Fiscal year ended December 31st.
Copyright © 2022 Russell Investment Group. All rights reserved.

	11/18/20	12/31/20	03/31/21	06/30/21	09/30/21	12/31/21
MP Materials Corp.	$100.00	$213.19	$238.24	$244.27	$213.59	$300.99
Russell 2000 Index	$100.00	$128.68	$145.02	$151.24	$144.65	$147.75
Peer Group	$100.00	$112.07	$133.00	$142.46	$153.09	$170.93
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”). A discussion of changes in our results of operations and cash flows between years ended December 31, 2020 and 2019, has been omitted from this Annual Report, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of the Years Ended December 31, 2020 and 2019,” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on March 22, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
Executive Overview
MP Materials Corp. is the largest producer of rare earth materials in the Western Hemisphere. The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. We estimate the rare earth concentrate we produced and sold in 2021 represented approximately 15% of the rare earth content consumed in the global market. Separated rare earth elements (“REE”) are critical inputs for the magnets that enable the mobility of electric vehicles (“EVs”), drones, defense systems, wind turbines, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
We currently produce a rare earth concentrate that we sell pursuant to the A&R Offtake Agreement (as defined in the “Comparability of Results” section below) to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., a leading global rare earth company that is publicly listed in China, that, in turn, typically sells that product to refiners in China. These refiners separate the constituent REE contained in our concentrate and sell the separated products to their customers. Upon completion of our Stage II optimization project (“Stage II”), we anticipate producing separated rare earth oxides (“REO”), including neodymium-praseodymium (“NdPr”) oxide, and selling these products directly to end users, at which time we may no longer sell our concentrate.
In December 2021, we announced that we will build our initial rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”). In addition, we announced that we had entered into a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that begins in 2023. We are currently negotiating the terms of a definitive long-term supply agreement with GM which will include all of the necessary terms and conditions. These developments are a part of our Stage III downstream expansion strategy (“Stage III”).
Highlights from the year ended December 31, 2021, include:
•Revenue growth of 147% year over year, driven by increases in REO production and sales volume and realized price per REO metric ton (“MT”);
•REO production growth of 10% year over year to 42,413 MTs, reflecting higher ore feed rates and mineral recoveries;
•Net income of $135.0 million, compared to a net loss of $21.8 million in the prior year, largely driven by higher revenues and a one-time, non-cash settlement charge of $66.5 million in the prior year;
•Adjusted EBITDA (see below) of $219.1 million, compared to $42.6 million in the prior year, representing growth of 414% year over year, driven by higher per-unit profitability and production efficiencies, slightly offset by increased public company and growth and development costs;
•Net cash provided by operating activities of $102.0 million, an increase from $3.3 million in the prior year;
•Adjusted Net Income (see below) growth of 693% year over year, largely driven by higher revenues;
•Diluted earnings per share of $0.73, compared to loss per share of $0.27 in the prior year;

•Net proceeds of $672.3 million raised from the issuance of Convertible Notes (as defined in the “Liquidity and Capital Resources” section below) in March 2021; and
•Steady progress on our Stage II optimization project and acceleration of our Stage III strategy with the announcements of the Fort Worth Facility and the entrance into a long-term agreement with GM.
Our results of operations for the year ended December 31, 2021, demonstrate our strong operational execution as demand for rare earth materials continues to grow, which also resulted in prices for rare earth products, particularly those used in NdFeB magnets, to rise significantly. In 2021, we produced the highest REO output in the history of Mountain Pass. As we continue to drive strong performance in our Stage I operations, we are continuing to make progress on our Stage II optimization project and expect to reach normalized separated oxide production levels in 2023. In addition, our Stage III team is making significant progress on our strategy to repatriate magnet manufacturing to the United States, starting with our initial facility in Fort Worth, Texas.
We consider net income (loss) to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted Net Income (Loss), which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDA and Adjusted Net Income (Loss), as well as a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted Net Income (Loss).
Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	Year ended December 31,			Amount Change		% Change
(in whole units or dollars, except percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
REO production volume (MTs)	42,413	38,503	27,620	3,910	10,883	10%	39%
REO sales volume (MTs)	42,158	38,367	26,821	3,791	11,546	10%	43%
Realized price per REO MT	$7,745	$3,311	$2,793	$4,434	$518	134%	19%
Production cost per REO MT	$1,493	$1,430	$1,980	$63	$(550)	4%	(28)%
REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency.
The rare earth concentrate we currently produce is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of embedded REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals and residual moisture from the production process. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore. As noted above, upon completion of Stage II, we expect to refine our rare earth concentrate to produce separated rare earths, including separated NdPr oxide.
REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold for purposes of this performance indicator once we recognize revenue on its sale. Our REO sales volume is a key measure of our ability to convert our production into revenue.
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our Total Value Realized (see below) for a given period and (ii) our REO sales volume for the same period. We define Total Value Realized, which is a non-GAAP financial measure, as our product sales adjusted for the revenue impact of tariff-related rebates from Shenghe on account of prior sales, and, in connection with our sales of REO to Shenghe between July 1, 2019, and June 5, 2020, the Shenghe Implied Discount. The Shenghe Implied Discount is equal to the difference between (i) Shenghe’s average realized price, net of taxes, tariffs and certain other agreed-upon charges (such as one-time demurrage charges) on our products once sold to their ultimate customers and (ii) the amount of revenue we recognized on the sales of those products to Shenghe for sales between July 1, 2019, and June 5, 2020, which includes a non-cash portion.
Under the terms of the Original Offtake Agreement, for the period between July 1, 2019, and June 5, 2020, Shenghe purchased our rare earth products at an agreed-upon cash price per MT, which was intended to approximate our cash cost of production, and in turn resold it at market prices to its customers. As discussed below, in addition to the revenue we recognized from the cash sales prices, we also realized an amount of deferred revenue applicable to these sales equal to 64% of Shenghe’s gross profit. Upon entrance into the A&R Offtake Agreement, we began to recognize revenue at the full value of our product.
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
We believe we benefit from several demand tailwinds for REE, and particularly NdPr. These include the trend toward electrification, geographic supply chain diversification particularly in relation to China, the U.S. government strategy to restore domestic supply of key minerals, and the increasing acceptance of environmental, social and governance mandates. However, changes in technology may also drive down the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. We also operate in a competitive industry, and many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards and production costs are typically lower than in the United States.
Maximizing Production Efficiency
In 2021, REO production was approximately 3.5x greater than the highest ever production in a twelve-month period by the prior operator of Mountain Pass using principally the same capital equipment. We achieved these results through an optimized reagent scheme, lower process temperatures, better management of the tailings facility, and a commitment to operational excellence, driving approximately 95% uptime. We believe that our Stage I optimization initiatives enabled us to achieve world-class production cost levels for rare earth concentrate.
The success of our business reflects and will reflect our ability to manage our costs. Our production achievements in Stage I have provided economies of scale to lower production costs per unit of REO produced in concentrate. Stage II is designed to enable us to continue to manage our cost structure for separating REE through an optimized facility process flow. The reintroduction of the oxidizing roasting step will allow us to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is uniquely suitable to low-cost refining by selectively eliminating the need to carry lower-value cerium through the separations process. The recommissioning of our natural gas-powered combined heat and power (“CHP”) plant, which was completed in December 2021, will remove our reliance on the regional electric power grid. Further, our location offers significant transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping of our final products.
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
Development of Our REE Refining Capabilities and Other Opportunities
Stage II is focused on advancing our operations from the production of rare earth concentrate to the separation of individual REE. Engineering, procurement, construction, and other recommissioning activities are underway and involve upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per unit of REO produced. As part of Stage II, we are in the process of reintroducing an oxidizing roasting circuit, reorienting the plant process flow, increasing product finishing capacity, improving wastewater management, and making other improvements to materials handling and storage. Upon completion of Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our ore.
Further, we are pursuing opportunities to integrate further downstream into the business of upgrading NdPr into metal alloys and magnets, including magnet recycling, ultimately expanding our presence as a global source for rare earth magnetics, as evidenced by our recent announcement to build the Fort Worth Facility. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our Stage III efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
In February 2022, we were awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Policy to design and build a facility to process heavy rare earth elements (“HREE”). Successful completion of this project will establish the first processing and separation facility of its kind for HREEs in support of commercial and defense applications in the United States. The HREE processing and separations facility will be built at Mountain Pass and tie in with the rest of our Stage II facilities.
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of September 30, 2021, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimates total proven and probable reserves of 2.1 million short tons of REO contained in 30.4 million short tons of ore at Mountain Pass, with an average ore grade of 6.36%. These estimates use an estimated economical cut-off of 2.49% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon completion of Stage II, as of September 30, 2021, our expected mine life was approximately 35 years. We expect to be able to continue to grow our expected mine life through exploratory drilling programs over time.
Mining activities in the United States are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.

Comparability of Results
Business Combination and Reverse Recapitalization
Pursuant to the terms of the Agreement and Plan of Merger, dated as of July 15, 2020, as amended on August 26, 2020 (the “Merger Agreement”), on November 17, 2020, MP Mine Operations LLC (“MPMO”), the company that owns the Mountain Pass mine and processing facilities, and Secure Natural Resources LLC (“SNR”), the company that holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth minerals, were combined with Fortress Value Acquisition Corp., a special purpose acquisition company (“FVAC”) (the “Business Combination”), and became indirect wholly-owned subsidiaries of FVAC, which was in turn renamed MP Materials Corp.
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
The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring Mountain Pass to full operability. Shenghe also agreed to provide additional funding of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of Mountain Pass. In addition to the repayment of the First Additional Advance, pursuant to the Letter Agreement, the Initial Prepayment Amount was increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
Under the Original Offtake Agreement, upon the mine achieving certain milestones and being deemed commercially operational (which was achieved on July 1, 2019), we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at Mountain Pass. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. These gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”).
As discussed within Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements, the entrance into the Letter Agreement constituted a modification to the Original Offtake Agreement (referred to as the “June 2017 Modification”), which for accounting purposes, resulted in an implied discount on the Company’s sales prices to Shenghe under the Original Offtake Agreement (the “Shenghe Implied Discount”).
For sales to Shenghe under the Original Offtake Agreement between July 1, 2019, and June 5, 2020, the Company and Shenghe periodically agreed on an initial cash sales price, which was intended to approximate our cash cost of production, for each MT of rare earth concentrate. In addition, since the Shenghe Implied Discount applied to sales to Shenghe during this period, we also realized an amount of deferred revenue applicable to these sales equal to 64% of the gross profit realized by Shenghe of this product to its own customers. The full gross profit amount realized by Shenghe on such sales reduced the Prepaid Balance (and consequently, our contractual obligations to Shenghe). For example, for a hypothetical shipment of REO to Shenghe on which it realized gross profit of $1.00 (the difference between the sales price to its customers and its cash cost paid to us), we would recognize $0.64 as non-cash revenue through a reduction in the deferred revenue balance, and the remaining $0.36 would not be recorded as revenue, but would reduce the Prepaid Balance. Shenghe’s gross profit was influenced by market conditions as well as import duties, which were imposed on our products by the General Administration of Customs of the People’s Republic of China during this period. See also “Key Performance Indicators” section above.
In May 2020, we entered into a framework agreement and amendment (the “Framework Agreement”) with Shenghe and Leshan Shenghe that significantly restructured the commercial arrangements. Pursuant to the Framework Agreement, we entered into an amended and restated offtake agreement with Shenghe on May 19, 2020 (the “A&R Offtake Agreement”), which, upon effectiveness, superseded and replaced the Original Offtake Agreement, and we issued to Shenghe a warrant on June 2, 2020 (the “Shenghe Warrant”). Pursuant to the Framework Agreement, Shenghe funded the remaining portion of the Initial Prepayment Amount and agreed to fund an additional $35.5 million advance to us (the “Second Additional Advance” and together with the Initial Prepayment Amount, inclusive of the $30.0 million increase pursuant to the Letter Agreement, the “Offtake Advances”), which amounts were fully funded on June 5, 2020. The Shenghe Warrant was ultimately exchanged for shares of our common stock in connection with the Business Combination.
Upon the funding of the remaining obligations on June 5, 2020, among other things, (i) the TSA and the DMA were terminated and (ii) the A&R Offtake Agreement and the Shenghe Warrant became effective (such events are collectively referred to as the “June 2020 Modification”). Thus, at the present time, Leshan Shenghe’s and Shenghe’s involvement with the Company and Mountain Pass consists of only the A&R Offtake Agreement, which will terminate when Shenghe has fully recouped all of the Prepaid Balance. Full repayment of the remaining obligation will occur by the end of the first quarter of 2022 whether through non-cash recoupments from sales or a cash payment based, in part, on the Company’s GAAP net income for the year ended December 31, 2021. In February 2022, we entered into a term sheet with Shenghe which provides that once our A&R Offtake Agreement expires, we will continue to sell and Shenghe will continue to purchase our rare earth concentrate under an offtake arrangement.
As discussed in further detail within Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements, as a result of the June 2020 Modification, we recorded a non-cash settlement charge of $66.6 million during the second quarter of 2020 (reflecting a deemed payment to terminate the DMA). In addition, the accounting treatment specific to the Shenghe Implied Discount was no longer required as a result of the June 2020 Modification.
For sales to Shenghe under the A&R Offtake Agreement after June 5, 2020, the sales price of our rare earth products is based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts. A portion of the sales price to Shenghe is in the form of debt repayment, with the remainder paid in cash.
As a result of the above, the amount of revenue we recorded for periods that included any portion of the period from July 1, 2019, until June 5, 2020, is not comparable, in the aggregate or on a per unit basis, to the amount of revenue recorded in other periods that commenced after June 5, 2020. As discussed in the “Key Performance Indicators” section above, in the calculation of our realized price per REO MT, we eliminate the impact of recognizing revenue at a discount during the period between July 1, 2019, and June 5, 2020, in order to reflect a consistent basis between years presented.
Tariff-Related Rebates
Starting in May 2020, the government of the People’s Republic of China granted retroactive tariff relief to certain importers of rare earth minerals including Shenghe and its affiliates and other consignees of our products, relating to periods prior to the formal lifting of the tariffs. As a result, Shenghe’s eventual realized prices for the REO sold prior to May 2020 were higher than originally realized by us and resulted in tariff rebates to end customers, which contractually were due to Shenghe. On account of these rebates in the second and third quarters of 2020 and the first quarter of 2021, we received from Shenghe certain credits against our contractual commitments to them.
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (known as “COVID-19”) began to impact the population of China. In March 2020, the outbreak of COVID-19 was declared a global pandemic after growing both in the United States and globally. The responses by governments, societies, and private sector entities to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place,” and other governmental regulations and various economic stimulus programs, have significantly impacted market volatility and general global economic conditions, including significant business and supply chain disruption as well as broad-based changes in supply and demand.
Since the onset of the COVID-19 pandemic in the first quarter of 2020, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Congestion and slowdowns have affected and may continue to affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic; however, the COVID-19 pandemic has contributed to certain cost and schedule pressures on the Stage II optimization project. The Company has worked proactively and diligently to adjust working schedules and hours to optimize logistics and shipping, which has thus far prevented a significant negative impact on our product sales and has mitigated certain impacts on Stage II construction and recommissioning progress. However, there can be no assurance that the ongoing COVID-19 pandemic will not have a negative impact on our production, sales, or growth projects in the future.
Furthermore, as the situation continues to evolve, including as a result of new and potential future variants of COVID-19 (such as the Delta and Omicron variants), the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations. The extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.
Results of Operations
Comparison of the Years Ended December 31, 2021, 2020, and 2019
The following table summarizes our results of operations:

	For the year ended December 31,			Amount Change		% Change
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenue:
Product sales	$328,563	$133,697	$73,017	$194,866	$60,680	146%	83%
Other sales	3,389	613	394	2,776	219	453%	56%
Total revenue	331,952	134,310	73,411	197,642	60,899	147%	83%

Operating costs and expenses:
Cost of sales(1)	76,253	63,798	61,261	12,455	2,537	20%	4%
General and administrative	57,215	26,868	11,104	30,347	15,764	113%	142%
Advanced projects, development and other	4,573	140	—	4,433	140	n.m.	n.m.
Depreciation, depletion and amortization	24,382	6,931	4,687	17,451	2,244	252%	48%
Accretion of asset retirement and environmental obligations	2,375	2,255	2,094	120	161	5%	8%
Royalty expense	—	2,406	1,885	(2,406)	521	(100)%	28%
Write-down of inventories	1,809	—	—	1,809	—	n.m.	n.m.
Settlement charge	—	66,615	—	(66,615)	66,615	(100)%	n.m.
Total operating costs and expenses	166,607	169,013	81,031	(2,406)	87,982	(1)%	109%
Operating income (loss)	165,345	(34,703)	(7,620)	200,048	(27,083)	n.m.	355%
Other income, net	3,754	251	4,278	3,503	(4,027)	n.m.	(94)%
Interest expense, net	(8,904)	(5,009)	(3,412)	(3,895)	(1,597)	78%	47%
Income (loss) before income taxes	160,195	(39,461)	(6,754)	199,656	(32,707)	n.m.	484%
Income tax benefit (expense)	(25,158)	17,636	(1)	(42,794)	17,637	n.m.	n.m.
Net income (loss)	$135,037	$(21,825)	$(6,755)	$156,862	$(15,070)	n.m.	223%

Adjusted EBITDA(2)	$219,077	$42,609	$1,934	$176,468	$40,675	414%	2103%
Adjusted Net Income (Loss)(2)	$168,374	$21,240	$(7,767)	$147,134	$29,007	693%	n.m.
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)See the “Non-GAAP Financial Measures” section below.
Revenue consists primarily of product sales, which pertain to our sales of rare earth concentrate principally to Shenghe under the Original Offtake Agreement for sales between January 1, 2020, and June 5, 2020, or the A&R Offtake Agreement for sales after June 5, 2020.
The increase in product sales for the year ended December 31, 2021, as compared to the prior year, was driven by higher REO sales volume, which increased by 3,791 MTs, or 10%, to 42,158 MTs for the year ended December 31, 2021, and a higher realized price per REO MT, which increased by 134%, reflecting higher demand for rare earth products. REO production volume increased by 3,910, or 10%, to 42,413 MTs for the year ended December 31, 2021, as compared to the prior year, primarily reflecting higher ore feed rates and mineral recoveries. The improvements were driven by continued optimization of the flotation circuit, including operational consistency, and adjustments to the reagent scheme developed through previous pilots that resulted in higher production and improved product quality. Product sales for year ended December 31, 2020, were negatively impacted by the Shenghe Implied Discount, in which $3.7 million of the value of products sold to Shenghe from January 1, 2020, until June 5, 2020, was not recognized as revenue. As mentioned above, starting after June 5, 2020, the accounting treatment specific to the Shenghe Implied Discount was no longer required.
REO sales volume varies period to period based on the timing of shipments, but sales volumes generally track our production volumes over time given our take-or-pay arrangement with Shenghe. See the “Quarterly Performance Trend” section below for further discussion on realized price per REO MT.
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
Cost of sales for the year ended December 31, 2021, increased year over year primarily due to higher REO sales volume. The increase in production cost per REO MT from $1,430 for the year ended December 31, 2020, to $1,493 for the year ended December 31, 2021, is primarily due to higher payroll costs and employee headcount, including an increase in hiring ahead of the completion of our Stage II optimization project. Cost discipline and production efficiencies achieved during the year ended December 31, 2021, more than offset higher material and supplies costs as well as COVID-19-impacted freight-in costs.
Notwithstanding an increase in employee headcount as we progress toward completion of our Stage II optimization project, we believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies largely offsetting raw material and logistics pressures. We anticipate additional efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time. In addition, production cost per REO MT may vary period to period based on the timing of scheduled outages of our production facilities for maintenance as well as anticipated tie-ins of certain Stage II-related facilities over the next twelve months. See the “Quarterly Performance Trend” section below for further discussion on production cost per REO MT.
General and administrative expenses consist primarily of accounting, finance and administrative personnel costs, including stock-based compensation expense related to these personnel; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; facilities rent and other costs; office supplies; general facilities expenses; certain environmental, health and safety expenses; and gain or loss on sale or disposal of long-lived assets.
General and administrative expenses for the year ended December 31, 2021, reflect an increase in stock-based compensation expense of $13.5 million, primarily from grants of restricted stock and restricted stock units (“Stock Awards”) made during the fourth quarter of 2020 related to the Business Combination. Prior to the fourth quarter of 2020, we had not granted any Stock Awards nor recorded any stock-based compensation expense. Excluding stock-based compensation expense, general and administrative expenses increased by $16.8 million, or 63%, mainly due to increases in personnel costs, insurance, and legal costs, the majority of which were incurred to support our operations as a public company, as well as a legal settlement of $1.0 million, including legal fees.
Advanced projects, development and other consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, certain government contracts, and start-up costs, as well as costs incurred to support growth and development initiatives or other opportunities. Advanced projects, development and other for the year ended December 31, 2021, increased year over year due to costs incurred under certain of our government contracts as well as other costs incurred to support growth and development initiatives, particularly with regards to metal, alloy, and magnet manufacturing, including recycling.
Depreciation, depletion and amortization consists of depreciation of property, plant and equipment; depletion of mineral rights; and amortization of finance lease right-of-use assets. The increase in depreciation, depletion and amortization for the year ended December 31, 2021, primarily reflects the depletion of the mineral rights resulting from the SNR Mineral Rights Acquisition in November 2020, which increased by $15.2 million for the year ended December 31, 2021, as well as the impact of additional equipment purchases and assets placed into service, including the CHP plant in December 2021, offset slightly by a reduction in depreciation of $1.1 million as a result of a decrement to our asset retirement obligation during the year ended December 31, 2021. At the beginning of the fourth quarter of 2021, as a result of an updated life of mine, we revised our estimate of the remaining useful life of the mineral rights to approximately 35 years from approximately 23 years.
Accretion of asset retirement and environmental obligations is based on the requirement to reclaim and remediate the land surrounding our mine and processing facilities upon the retirement of the Mountain Pass facility and on the estimated future cash flow requirement to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligations remained relatively flat year over year.
Royalty expense relates to our obligation to pay SNR for the right to extract rare earth ores contained in our mine and was based on 2.5% of product sales, subject to certain minimums. Following the Business Combination, we do not incur royalty expenses on a consolidated basis.
Write-down of inventories for the year ended December 31, 2021, pertains to a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021. See Note 8, “Property, Plant and Equipment,” in the notes to the Consolidated Financial Statements for more information.
Settlement charge of $66.6 million for the year ended December 31, 2020, which was non-cash, was recorded in connection with the termination of the DMA. See Note 4, “Relationship and Agreements with Shenghe,” in the notes to the Consolidated Financial Statements for a detailed discussion of the termination of the DMA and associated accounting treatment.
Other income, net, which consists primarily of gains or losses on extinguishment of debt and interest income, for the year ended December 31, 2021, increased year over year as a result of a non-cash gain recognized during the second quarter of 2021 as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which had a principal amount of $3.4 million. For more information, see the “Liquidity and Capital Resources” section below.
Interest expense, net consists primarily of the coupon interest and the amortization of the debt issuance costs on our Convertible Notes; the amortization of the discount on our debt obligation to Shenghe; and interest expense associated with promissory notes with certain private investment funds, which were repaid in full upon the consummation of the Business Combination; offset by interest capitalized.
Interest expense, net for the year ended December 31, 2021, increased year over year, reflecting interest expense from our Convertible Notes and the amortization of the discount on our debt obligations to Shenghe, which was higher than the interest expense incurred on the promissory notes in the prior year. During the year ended December 31, 2021, we capitalized interest of $0.3 million as compared to the capitalized interest of $0.2 million in the prior year.
Income tax benefit (expense) consists of an estimate of U.S. federal and state income taxes and income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) was 15.7% for the year ended December 31, 2021, as compared to 44.7% for the year ended December 31, 2020, principally due to a valuation allowance release in the prior year. The effective tax rate for the year ended December 31, 2021, was lower than the federal statutory tax rate of 21% primarily due to the income tax benefit received from percentage depletion, offset partially by state income tax expense.
Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, our realized price per REO MT for the quarterly periods prior to the second quarter of 2020 were adversely impacted by the imposition of Chinese import duties in 2018 (and subsequent increase in May 2019). The import duties were lifted in May 2020.
The following table presents our key performance indicators for the quarterly periods since the mine achieved commercial operations:

	FY2021				FY2020				FY2019
(in whole units or dollars)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
REO production volume (MTs)	10,261	11,998	10,305	9,849	9,337	10,197	9,287	9,682	8,673	9,417
REO sales volume (MTs)	9,674	12,814	9,877	9,793	10,320	9,429	10,297	8,321	8,561	9,852
Realized price per REO MT	$10,101	$7,693	$7,343	$5,891	$4,070	$3,393	$3,093	$2,544	$2,389	$2,967
Production cost per REO MT	$1,525	$1,449	$1,538	$1,475	$1,589	$1,389	$1,412	$1,300	$1,602	$1,695
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments.

Historically, our principal sources of liquidity have been the Offtake Advances from Shenghe, issuances of notes or other debt, and net cash from operating activities. More recently, through the consummation of the Business Combination, including the PIPE Financing (as defined within Note 3, “Business Combination and Reverse Recapitalization,” in the notes to the Consolidated Financial Statements), and the issuance of the Convertible Notes, we raised $504.4 million and $672.3 million in net proceeds, respectively.
As of December 31, 2021, we had $1,179.3 million of cash and cash equivalents, $690.0 million principal amount of long-term debt (to third parties) and $16.6 million principal amount of related-party debt pertaining to our Offtake Advances with Shenghe.
Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently limited to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand is adequate to meet our liquidity requirements for the foreseeable future, uncertainty exists as to the market price of REO, especially in light of the ongoing COVID-19 pandemic, including the emergence of new and potential future variants (such as the Delta and Omicron variants).
Our current working capital needs relate mainly to our mining and beneficiation operations. Our principal capital expenditure requirements relate mainly to the periodic replacement of mining or processing equipment, as well as our Stage II optimization project and related HREE project and the development of the Fort Worth Facility. Our future capital requirements will depend on several factors, including future acquisitions and potential additional investments in further downstream production (for example, pursuit of further Stage III downstream expansion opportunities).
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. In accelerating the strategic opportunity for the separation of HREE, enhancements were made to the design and scope of the initial Stage II project. Including these enhancements and other factors impacting the remaining cost of completion, and including the initial costs of a HREE separation facility and the development and construction costs of the Fort Worth Facility, as well as other growth and infrastructure investments at Mountain Pass, we expect to incur approximately $500 million of capital costs in 2022. We expect to incur further costs to complete the HREE separation facility and the Fort Worth Facility in 2023 and 2024.
Our estimated costs or estimated time to complete these projects may increase, potentially significantly, due to factors outside of our control. While we believe that we have sufficient cash resources to fund these initiatives and operating working capital in the near term, we cannot assure this. If our available resources prove inadequate to fund our plans or commitments, we may be forced to revise our strategy and business plans or could be required, or elect, to seek additional funding through public or private equity or debt financings; however, such funding may not be available on terms acceptable to us, if at all. Any delays in our ongoing capital projects or substantial cost increases, including construction costs and related materials costs, related to their execution could significantly impact our ability to maximize our revenue opportunities and adversely impact our business and cash flows.
Debt and Other Long-Term Obligations
The Company’s material cash requirements include the following contractual and other obligations.
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
We aim to allocate an amount equal to the net proceeds from the Convertible Notes offering to existing or future investments in, or the financing or refinancing of, eligible “green projects.” Eligible green projects are intended to reduce the Company’s environmental impact and/or enable the production of low-carbon technologies. Pending such allocation of the net proceeds to eligible green projects, we may use the net proceeds from the Convertible Notes offering for general corporate purposes.
Offtake Advances: As of December 31, 2021, we had debt recorded to Shenghe with a carrying amount of $16.1 million, of which $16.6 million was principal and $0.5 million was debt discount. As described above, the debt is to be satisfied primarily through product sales where partial non-cash consideration is received by the Company in the form of debt reduction (generally equal to approximately 15% of the ultimate market value of the REO, excluding tariffs, duties and certain other charges). Additional cash payments are required as a result of product sales to other parties, and under certain other conditions.
We follow an imputed interest rate model to calculate the amortization of the embedded discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. The effective rate applicable from the June 5, 2020, inception to December 31, 2021, was between 4.41% and 16.28%. As of December 31, 2021, the Company updated its estimate of the effective interest rate to 24.75%, to be applied prospectively. However, since full repayment of the remaining principal amount will occur by the end of the first quarter of 2022 whether through non-cash recoupments from sales or a cash payment based, in part, on the Company’s GAAP net income for the year ended December 31, 2021, the amount of interest expense to be recognized in the first quarter of 2022 pertaining to the Offtake Advances will only consist of the remaining unamortized discount. The increases over time in the imputed rate between June 5, 2020, and December 31, 2021, were primarily due to increases in expected market prices resulting in earlier anticipated repayments of the outstanding balance, which resulted in higher implicit interest rates in order to fully amortize the debt discount concurrent with the expected final repayment of the debt balance.
Paycheck Protection Loan: In April 2020, we obtained a loan of $3.4 million pursuant to the Paycheck Protection Program under the CARES Act (the “Paycheck Protection Loan” or the “Loan”). The Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. In June 2021, we received notification from the Small Business Administration that the Loan and related accrued interest was forgiven.
Equipment Notes: We have entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. In February 2021, we entered into financing agreements for the purchase of equipment, including trucks and loaders, in the aggregate amount of $9.7 million, including $0.3 million for the associated extended warranties. These equipment notes have terms of 5 years and interest rates of 4.5% per annum with monthly payments commencing in April 2021. As of December 31, 2021, we had $9.7 million in principal (and accrued interest) outstanding under the equipment notes.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of December 31, 2021, we had future expected lease payment obligations, including leases that have not yet commenced, totaling $11.2 million, with $0.6 million payable within the next 12 months.
Purchase Obligations: Our outstanding purchase obligations as of December 31, 2021, primarily consist of purchase orders initiated with vendors and suppliers in the ordinary course of business for operating and maintenance capital expenditures that will be settled within one year. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a small portion of these outstanding purchase orders relate to firm, non-cancelable and unconditional obligations. We have also entered into a long-term supply arrangement for certain chemical reagents used in our operations, which is based on current consumption requirements.
Other: In order to support our Stage II optimization project and our Fort Worth Facility, we expect to hire at least an additional 250 full-time employees within the next two years, which will result in additional cash requirements for salaries, benefits and training. Our engineering, procurement, and construction contract pertaining to our Stage II optimization project is cancellable. See Note 11, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Public Warrants
Warrants to purchase 11,499,968 shares of our common stock at $11.50 per share were issued in connection with FVAC’s initial public offering (the “Public Warrants”) pursuant to the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.
On May 4, 2021, at the direction of the Company, CST, in its capacity as warrant agent, delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants for a redemption price of $0.01 per warrant (the “Redemption Price”), that remained outstanding on June 7, 2021 (the “Redemption Date”). In accordance with the Warrant Agreement, our Board of Directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.3808 of a share of common stock that such holder would have been entitled to receive upon a cash exercise, resulting in exercising warrant holders receiving 0.6192 of a share of common stock for each Public Warrant surrendered for exercise.
During the year ended December 31, 2021, we issued 7,080,005 shares of our common stock as a result of the cashless exercise of 11,434,455 Public Warrants. We redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
Cash Flows
The following table summarizes our cash flows:

	For the year ended December 31,			Amount Change		% Change
(in thousands, except percentages)	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
Net cash provided by (used in):
Operating activities	$101,971	$3,277	$(437)	$98,694	$3,714	3012%	n.m.
Investing activities	$(119,363)	$(22,370)	$5,624	$(96,993)	$(27,994)	434%	n.m.
Financing activities	$666,109	$521,961	$(4,096)	$144,148	$526,057	28%	n.m.
n.m. - Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash provided by operating activities increased by $98.7 million for the year ended December 31, 2021, as compared to the prior year, reflecting the increase in product sales, partially offset by the increase in our cost of sales and general and administrative expenses (all as discussed above) and by a reduction due to the timing of payment of working capital items, such as accounts receivable. In addition, $54.8 million of our product sales was excluded from cash provided by operating activities for the year ended December 31, 2021, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, compared to $21.3 million in the prior year.
Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities increased by $97.0 million for the year ended December 31, 2021, as compared to the prior year, attributable mainly to an increase in capital expenditures relating primarily to our Stage II optimization project, as well as the commissioning of our CHP plant and water treatment plant as well as other investments at Mountain Pass, partially offset by $4.4 million of proceeds from a government award used for construction, specifically our Stage II optimization project.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities increased by $144.1 million for the year ended December 31, 2021, as compared to the prior year, attributable primarily to the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.3 million, versus the $35.5 million in proceeds received from the Second Additional Advance and $504.4 million in proceeds from the consummation of the Business Combination, including the PIPE Financing, in the prior year. In addition, the change reflects $40.3 million payments of underwriting and transaction costs in the prior year, and a year-over-year decrease of $17.7 million in principal payments on debt obligations and finance leases.
Non-GAAP Financial Measures
We present Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income (Loss) and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income (Loss) and Free Cash Flow are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
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

	For the year ended December 31,
(in thousands, unless otherwise stated)	2021	2020	2019
Product sales	$328,563	$133,697	$73,017
Adjusted for:
Shenghe Implied Discount(1)	—	3,664	1,882
Tariff rebates(2)	(2,050)	(10,347)	—
Total Value Realized	326,513	127,014	74,899
Divided by:
REO sales volume (in MTs)	42,158	38,367	26,821
Realized Price per REO MT (in dollars)(3)	$7,745	$3,311	$2,793
(1)Represents the difference between the contractual amount realized by Shenghe and the amount of deferred revenue we recognized.
(2)The amounts pertain to tariff rebates due to the retroactive effect of lifting of Chinese tariffs in May 2020.
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

	For the year ended December 31,
(in thousands, unless otherwise stated)	2021	2020	2019
Cost of sales (excluding depreciation, depletion and amortization)	$76,253	$63,798	$61,261
Adjusted for:
Stock-based compensation expense(1)	(4,294)	(277)	—
Shipping and freight	(8,923)	(8,220)	(7,793)
Other(2)	(79)	(446)	(374)
Production Costs	62,957	54,855	53,094
Divided by:
REO sales volume (in MTs)	42,158	38,367	26,821
Production Cost per REO MT (in dollars)(3)	$1,493	$1,430	$1,980
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales.

(2)Pertains to costs attributable to sales of stockpiles.
(3)May not recompute as presented due to rounding.
Adjusted EBITDA
We define Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; transaction-related costs and other non-recurring costs; non-cash accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; royalty expense; settlement charge; tariff rebates; and other income, net. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP. In addition, the comparability between years presented below as well as the trend of our Adjusted EBITDA is impacted by the accounting treatment of the modifications of our agreements with Shenghe. Had the Shenghe Implied Discount applicable to sales made under the Original Offtake Agreement been recognized in revenue, our Adjusted EBITDA for the years ended December 31, 2020 and 2019, would have been higher by $3.7 million and $1.9 million, respectively.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$135,037	$(21,825)	$(6,755)
Adjusted for:
Depreciation, depletion and amortization	24,382	6,931	4,687
Interest expense, net	8,904	5,009	3,412
Income tax expense (benefit)	25,158	(17,636)	1
Stock-based compensation expense(1)	22,931	5,014	—
Transaction-related and other non-recurring costs(2)	3,716	4,438	888
Accretion of asset retirement and environmental obligations	2,375	2,255	2,094
Loss (gain) on sale or disposal of long-lived assets(3)	569	101	(3,785)
Write-down of inventories(4)	1,809	—	—
Royalty expense(5)	—	2,406	1,885
Settlement charge(6)	—	66,615	—
Tariff rebates(7)	(2,050)	(10,347)	—
Other income, net(8)	(3,754)	(352)	(493)
Adjusted EBITDA	$219,077	$42,609	$1,934
(1)Principally included in “General and administrative” within our Consolidated Statements of Operations. Approximately $15.3 million and $4.9 million of the amounts for the years ended December 31, 2021 and 2020, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination.
(2)Amount for the year ended December 31, 2021, includes mainly advisory, consulting, accounting and legal expenses principally in connection with secondary equity offerings and the redemption of the Company’s Public Warrants in May and June 2021. Amount for the year ended December 31, 2020, includes mainly advisory, consulting, accounting, legal expenses and one-time employee bonuses in connection with the Business Combination, as well as non-recurring costs for SAP implementation. Amounts for the year ended December 31, 2019, includes mainly severance payments to certain former members of our executive team.
(3)For the year ended December 31, 2019, we recorded a gain on sales of idle mining equipment following the acquisition of Mountain Pass.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(5)Relates to our obligation to pay SNR for the right to extract rare earth ores contained within Mountain Pass. Following the Business Combination, we do not incur royalty expenses on a consolidated basis.
(6)As discussed in the “Comparability of Results” section above, in connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(7)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.
(8)Amount for the year ended December 31, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.

Adjusted Net Income (Loss)
We calculate Adjusted Net Income (Loss) as our GAAP net income or loss excluding the impact of depletion; stock-based compensation expense; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; royalty expense; settlement charge; tariff rebates; and other income or loss, net; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income (Loss) because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted Net Income (Loss) excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. As a result of the SNR Mineral Rights Acquisition, the mineral rights for the rare earth ores contained in our mine were recorded at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset which will cause depletion to be meaningfully higher in future periods. While the depletion expense related to the stepped-up mineral rights asset is excluded from Adjusted Net Income (Loss), the revenue related to such mineral rights is reflected in Adjusted Net Income (Loss) as this asset contributes to our revenue generation. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP. In addition, the comparability between years presented below as well as the trend of our Adjusted Net Income (Loss) is impacted by the accounting treatment of the modifications of our agreements with Shenghe.
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income (loss), which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$135,037	$(21,825)	$(6,755)
Adjusted for:
Depletion(1)	17,200	1,961	114
Stock-based compensation expense(2)	22,931	5,014	—
Transaction-related and other non-recurring costs(3)	3,716	4,438	888
Loss (gain) on sale or disposal of long-lived assets(4)	569	101	(3,785)
Write-down of inventories(5)	1,809	—	—
Royalty expense(6)	—	2,406	1,885
Settlement charge(7)	—	66,615	—
Tariff rebates(8)	(2,050)	(10,347)	—
Other income, net(9)	(3,754)	(352)	(493)
Tax impact of adjustments above(10)	(7,084)	(17,438)	379
Release of valuation allowance(11)	—	(9,333)	—
Adjusted Net Income (Loss)	$168,374	$21,240	$(7,767)
(1)Principally includes the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine, which were recorded in connection with the SNR Mineral Rights Acquisition at fair value as of the date of the Business Combination, resulting in a significant step-up of the carrying amount of the asset. See Note 3, “Business Combination and Reverse Recapitalization” in the notes to the Consolidated Financial Statements for more information on the accounting for the asset acquisition.
(2)Principally included in “General and administrative” within our Consolidated Statements of Operations. Approximately $15.3 million and $4.9 million of the amounts for the years ended December 31, 2021 and 2020, respectively, pertained to a one-time grant of stock awards to employees and executives upon the consummation of the Business Combination.
(3)Amount for the year ended December 31, 2021, includes mainly advisory, consulting, accounting and legal expenses principally in connection with secondary equity offerings and the redemption of the Company’s Public Warrants in May and June 2021. Amount for the year ended December 31, 2020, includes mainly advisory, consulting, accounting, legal expenses and one-time employee bonuses in connection with the Business Combination, as well as non-recurring costs for SAP implementation. Amounts for the year ended December 31, 2019, includes mainly severance payments to certain former members of our executive team.
(4)For the year ended December 31, 2019, we recorded a gain on sales of idle mining equipment following the acquisition of Mountain Pass.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(6)Relates to our obligation to pay SNR for the right to extract rare earth ores contained within Mountain Pass. Following the Business Combination, we do not incur royalty expenses on a consolidated basis.

(7)In connection with terminating the DMA, we recognized a one-time, non-cash settlement charge.
(8)Represents non-cash revenue recognized in connection with tariff rebates received relating to product sales from prior periods.
(9)Amount for the year ended December 31, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
(10)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 17.5%, 25.0% and 27.3% for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
(11)Reflects the one-time impact of the release of the majority of our valuation allowance.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities(1)	$101,971	$3,277	$(437)
Additions of property, plant and equipment, net(2)	(119,488)	(22,370)	(2,274)
Free Cash Flow	$(17,517)	$(19,093)	$(2,711)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $54.8 million and $21.3 million of our product sales for the years ended December 31, 2021 and 2020, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amount for the year ended December 31, 2021, is net of $4.4 million in proceeds received from a government award used for construction, specifically Stage II.
Critical Accounting Estimates
Preparation of the Consolidated Financial Statements in accordance with GAAP requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and operating expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our Consolidated Financial Statements. Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the Consolidated Financial Statements. Our critical accounting estimates are described below.
Revenue
We recognize revenue from sales of rare earth products produced from our facility. Our principal customer, Shenghe, purchased the vast majority of our production for the years ended December 31, 2021, 2020 and 2019, and is an affiliate of an equity holder of the Company. We recognize revenue at the point in time control of the products transfers to the customer and, under our offtake agreements with Shenghe, our performance obligation is typically satisfied when we deliver products to the agreed-upon shipping point. The transaction price with Shenghe is typically based on an agreed-upon price per MT but subject to certain quality adjustments based on REO content, with an adjustment for the ultimate market price of the product realized by Shenghe in their sales to their customers, further adjusted for certain contractually negotiated amounts. We typically negotiate with and bill an initial price to Shenghe; such prices are then updated based on final adjustments for REO content and/or actual sales prices realized by Shenghe. Sales to Shenghe under the Original Offtake Agreement between July 1, 2019, and June 5, 2020, also reflect an adjustment for the Shenghe Implied Discount.
Debt Obligations and Imputed Interest Rate Applied to Debt Discount
In connection with the June 2020 Modification, we recorded a total principal amount of $94.0 million in debt due to the nature of our obligations, including a carrying amount upon issuance of $85.7 million based on the fair value of the instrument upon issuance, offset by the resulting debt discount of $8.3 million. Since the A&R Offtake Agreement does not have a stated

rate, and the timing and method of repayment is contingent on several factors, including our production and sales volumes, market prices realized by Shenghe, our sales to other parties, our asset sales and the amount of our annual net income, we estimated the timing of payments and other reductions to the outstanding balance to determine an imputed interest rate.
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
We have determined that we will recognize adjustments from these estimates using the prospective method. Under the prospective method, we will update our estimate of the effective imputed interest rate in future periods based on revised estimates of the timing of remaining principal reductions. This rate will then be used to recognize interest expense for subsequent reporting periods, until the estimates are updated again. Under this method, the effective interest rate is not constant, and changes are recognized prospectively as an adjustment to the effective yield. See Note 9, “Debt Obligations,” in the notes to the Consolidated Financial Statements for further discussion.
Asset Retirement Obligations
We recognize asset retirement obligations for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. Asset retirement obligations are initially recognized at their estimated fair value in the period in which the obligation is incurred. Fair value is based on the expected timing of reclamation activities, cash flows to perform activities, amount and uncertainty associated with the cash flows, including adjustments for a market risk premium, and discounted using a credit-adjusted risk-free rate. The liability is accreted over time through periodic charges to earnings and reduced as reclamation activities occur; differences between estimated and actual amounts are recognized as an adjustment to operating expense.
Subsequent increments in expected undiscounted cash flows are measured at their discounted values using updated estimates of our credit-adjusted risk-free rate applied to the increment only. Subsequent decrements in the expected undiscounted cash flows are reduced based on the weighted-average credit-adjusted risk-free rate associated with the obligation. When increments and decrements are caused by a change in the estimated timing of settlement, the Company treats the increase in cash flows in the year of the updated estimate as an increment and the reduction in cash flows in the original year as a decrement. Associated asset retirement costs, including the effect of increments and decrements, are recognized as adjustments to the related asset’s carrying amount and depreciated or depleted over the related asset’s remaining useful life. If a decrement is greater than the carrying amount of the related asset, the difference is recognized as a reduction to depreciation expense. As of December 31, 2021, the credit-adjusted risk-free rate ranged between 6.5% and 8.2%, depending on the timing of expected settlement and when the layer or increment was recognized.
As a result of an update to our life of mine in the fourth quarter of 2021, we revised our estimated timing and cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass, estimating that a significant portion of the cash outflows will now be incurred beginning in 2057 instead of 2043. The change in estimate resulted in a decrement of $9.8 million, of which $8.7 million reduced the carrying amounts of the associated property, plant and equipment, and $1.1 million was recorded as a reduction to depreciation expense for the year ended December 31, 2021. See Note 11, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for further discussion.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the Consolidated Financial Statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have in the past and may in the future be exposed to certain market risks, including commodity price risks, in the ordinary course of our business, as discussed further below. In addition to commodity pricing risk, our revenues are highly concentrated, with Shenghe accounting for more than 90% of our product sales for all years presented.

Commodity Price Risk
Our results of operations depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Concentrate prices are less transparent than those of many other commodities. Rare earth concentrate is not quoted on any major commodities market or exchange as product attributes vary and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China.
We believe that we are a leading, low-cost producer of rare earth concentrate containing significant amounts of NdPr. We expect demand for NdPr to continue to grow, driving demand for our concentrate and ultimately, upon the completion of Stage II, separated NdPr oxide, and upon completion of Stage III, magnetic products containing NdPr, but actual demand and pricing may fluctuate for numerous reasons beyond our control, including, among other things, discoveries of new mineral properties, technological changes that lead to diminished reliance on NdPr and/or permanent magnets, and shifts in underlying end-user demand for products or components manufactured with NdPr. See the “Key Factors Affecting Our Performance,” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While we currently generate revenue in the United States and in U.S. dollars, the market transactions are denominated mainly in the Chinese Yuan, and we are therefore indirectly exposed to currency volatility and devaluation risks. For example, we negotiate monthly U.S. dollar REO prices with Shenghe, which are based in part on the exchange rate between the U.S. dollar and the Chinese Yuan. Geopolitical tensions between the U.S. and China may lead to increased tariffs, preferences for local producers, some of which may be government-supported, changes in taxing regimes or other trade barriers. We have not entered into derivative contracts to protect the selling price for our REO and do not expect to do so in the foreseeable future, as there is no liquid market for such contracts and their cost may be prohibitive, if they could be obtained at all.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
MP Materials Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MP Materials Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Related party transactions with Shenghe
As discussed in Notes 4 and 18 to the consolidated financial statements, the Company has entered into a set of commercial agreements with Shenghe Resources (Singapore) International Trading Pte. Ltd (“Shenghe”). Under the agreements, Shenghe purchases the rare earth products produced by the Company at specified prices. A portion of the sales price, for sales made under these agreements, reduces debt owed to Shenghe.
We identified the assessment of the related party transactions (transactions) with Shenghe as a critical audit matter. Subjective auditor judgment was required in assessing the sufficiency of the procedures performed to determine such transactions were identified, accounted for, and disclosed properly by the Company.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over transactions with Shenghe. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification, accounting, and disclosure of the transactions with Shenghe. We evaluated the identification, accounting, and disclosure of transactions with Shenghe by:
•obtaining and analyzing underlying documentation for a sample of sales transactions
•confirming the accounts receivable balance due from Shenghe and the debt balance due to Shenghe as of December 31, 2021
•reading the underlying agreements with Shenghe and comparing the disclosed terms to the Company’s public filings
•inquiring of management of the Company and the Audit Committee of the Board of Directors regarding the Shenghe relationship and transactions
•reading the minutes from meetings of the Board of Directors regarding the Shenghe relationship and transactions.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the transactions with Shenghe.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
February 28, 2022

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,179,297	$519,652
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	51,009	3,589
Inventories	38,692	32,272
Prepaid expenses and other current assets	7,809	5,534
Total current assets	1,276,807	561,047
Non-current assets
Restricted cash	516	9,100
Property, plant and equipment, net	610,612	501,974
Finance lease right-of-use assets	758	1,028
Other non-current assets	973	1,139
Total non-current assets	612,859	513,241
Total assets	$1,889,666	$1,074,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$35,734	$16,159
Income taxes payable	3,463	—
Current installments of long-term debt	—	2,403
Current installments of long-term debt—related party	16,082	22,070
Current portion of finance lease liabilities	254	266
Other current liabilities	4,010	2,163
Total current liabilities	59,543	43,061
Non-current liabilities
Asset retirement obligations	17,615	25,570
Environmental obligations	16,598	16,602
Long-term debt, net of current portion	674,927	961
Long-term debt—related party, net of current portion	—	44,380
Finance lease liabilities, net of current portion	554	736
Deferred income taxes	104,500	87,473
Other non-current liabilities	7,197	1,628
Total non-current liabilities	821,391	177,350
Total liabilities	880,934	220,411
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either year)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,816,554 and 170,719,979 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively)	18	17
Additional paid-in capital	936,299	916,482
Retained earnings (accumulated deficit)	72,415	(62,622)
Total stockholders’ equity	1,008,732	853,877
Total liabilities and stockholders’ equity	$1,889,666	$1,074,288
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenue:
Product sales (including related party)	$328,563	$133,697	$73,017
Other sales	3,389	613	394
Total revenue	331,952	134,310	73,411

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	76,253	63,798	61,261
General and administrative	57,215	26,868	11,104
Advanced projects, development and other	4,573	140	—
Depreciation, depletion and amortization	24,382	6,931	4,687
Accretion of asset retirement and environmental obligations	2,375	2,255	2,094
Royalty expense	—	2,406	1,885
Write-down of inventories	1,809	—	—
Settlement charge	—	66,615	—
Total operating costs and expenses	166,607	169,013	81,031
Operating income (loss)	165,345	(34,703)	(7,620)
Other income, net	3,754	251	4,278
Interest expense, net	(8,904)	(5,009)	(3,412)
Income (loss) before income taxes	160,195	(39,461)	(6,754)
Income tax benefit (expense)	(25,158)	17,636	(1)
Net income (loss)	$135,037	$(21,825)	$(6,755)

Net income (loss) per share:
Basic	$0.78	$(0.27)	$(0.10)
Diluted	$0.73	$(0.27)	$(0.10)

Weighted-average shares outstanding:
Basic	173,469,546	79,690,821	66,556,975
Diluted	189,844,028	79,690,821	66,556,975
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Equity			Common Equity			Shenghe Warrant	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Units	Shares	Amount	Units	Shares	Amount
Balance as of January 1, 2019	110.98	—	$2,275	1,000	—	$20,500	$—	$—	$(34,042)	$(11,267)
Retroactive application of recapitalization	(110.98)	—	(2,275)	(1,000)	66,556,975	(20,493)	—	22,768	—	—
Net loss	—	—	—	—	—	—	—	—	(6,755)	(6,755)
Balance as of December 31, 2019	—	—	—	—	66,556,975	7	—	22,768	(40,797)	(18,022)
Issuance of Shenghe Warrant	—	—	—	—	—	—	53,846	—	—	53,846
Business Combination, including PIPE Financing	—	—	—	—	60,738,714	6	(53,846)	563,115	—	509,275
SNR Mineral Rights Acquisition	—	—	—	—	19,999,942	2	—	326,647	—	326,649
Common stock issuances	—	—	—	—	21,484,898	2	—	(2)	—	—
Stock-based compensation	—	—	—	—	2,013,006	—	—	5,014	—	5,014
Shares used to settle payroll tax withholding	—	—	—	—	(69,083)	—	—	(996)	—	(996)
Net loss	—	—	—	—	—	—	—	—	(21,825)	(21,825)
Other	—	—	—	—	(4,473)	—	—	(64)	—	(64)
Balance as of December 31, 2020	—	—	—	—	170,719,979	17	—	916,482	(62,622)	853,877
Redemption of Public Warrants	—	—	—	—	7,080,005	1	—	(2)	—	(1)
Stock-based compensation	—	—	—	—	180,026	—	—	22,931	—	22,931
Forfeiture of restricted stock	—	—	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	—	—	(73,456)	—	—	(3,330)	—	(3,330)
Net income	—	—	—	—	—	—	—	—	135,037	135,037
Other	—	—	—	—	—	—	—	218	—	218
Balance as of December 31, 2021	—	—	$—	—	177,816,554	$18	$—	$936,299	$72,415	$1,008,732
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2021	2020	2019
Operating activities:
Net income (loss)	$135,037	$(21,825)	$(6,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	24,382	6,931	4,687
Accretion of asset retirement and environmental obligations	2,375	2,255	2,094
Gain on forgiveness of Paycheck Protection Loan	(3,401)	—	—
Loss (gain) on sale or disposal of long-lived assets, net	569	101	(3,375)
Stock-based compensation expense	22,931	5,014	—
Accretion of debt discount and amortization of debt issuance costs	7,384	3,146	1,001
Write-down of inventories	1,809	—	—
Non-cash settlement charge	—	66,615	—
Revenue recognized in exchange for debt principal reduction	(54,828)	(21,312)	—
Deferred income taxes	17,425	(17,792)	1
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(47,420)	(3,219)	(145)
Inventories	(8,229)	(9,224)	(9,573)
Prepaid expenses, other current and non-current assets	(4,154)	1,794	(82)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	5,530	(3,848)	6,246
Income taxes payable	3,463	—	—
Refund liability to related party	—	(2,746)	162
Deferred revenue from related party	—	1,933	7,061
Other current and non-current liabilities	(902)	(4,546)	(1,759)
Net cash provided by (used in) operating activities	101,971	3,277	(437)
Investing activities:
Additions of property, plant and equipment	(123,870)	(22,370)	(2,274)
Proceeds from sale of property, plant and equipment	125	—	7,898
Proceeds from government awards used for construction	4,382	—	—
Net cash provided by (used in) investing activities	(119,363)	(22,370)	5,624
Financing activities:
Proceeds from issuance of long-term debt	690,000	3,364	7,236
Proceeds from Second Additional Advance	—	35,450	—
Proceeds from Business Combination, including PIPE Financing	—	544,712	—
Principal payments on debt obligations and finance leases	(2,435)	(20,180)	(11,332)
Payment of underwriting and transaction costs	—	(40,325)	—
Payment of debt issuance costs	(17,749)	—	—
Tax withholding on stock-based awards	(3,330)	(996)	—
Other	(377)	(64)	—
Net cash provided by (used in) financing activities	666,109	521,961	(4,096)
Net change in cash, cash equivalents and restricted cash	648,717	502,868	1,091
Cash, cash equivalents and restricted cash beginning balance	532,440	29,572	28,481
Cash, cash equivalents and restricted cash ending balance	$1,181,157	$532,440	$29,572

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,179,297	$519,652	$2,757
Restricted cash, current	1,344	3,688	24
Restricted cash, non-current	516	9,100	26,791
Total cash, cash equivalents and restricted cash	$1,181,157	$532,440	$29,572
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. Our wholly-owned subsidiary, MP Mine Operations LLC, a Delaware limited liability company (“MPMO”), acquired the Mountain Pass mine and processing and separations facilities in July 2017. Our wholly-owned subsidiary, Secure Natural Resources LLC, a Delaware limited liability company (“SNR”), holds the mineral rights to the Mountain Pass mine and surrounding areas as well as intellectual property rights related to the processing and development of rare earth materials. The mine achieved commercial operations in July 2019. References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
We currently produce a rare earth concentrate that we sell pursuant to the A&R Offtake Agreement to Shenghe (as such terms are defined in Note 4, “Relationship and Agreements with Shenghe”), a related party of the Company, that, in turn, sells that product to refiners in China. These refiners separate the constituent rare earth elements contained in our concentrate and sell the separated products to their customers. For further information, see Note 4, “Relationship and Agreements with Shenghe.” We are currently recommissioning, upgrading and enhancing the processing facility at Mountain Pass to provide for the separation of rare earth oxides (“REO”) (referred to as the “Stage II optimization project” or “Stage II”), that will allow us the opportunity to sell separated REO directly to end users. In addition, we are pursuing downstream expansion opportunities to integrate further into the business of upgrading REO into metal, alloys and magnets (referred to as “Stage III”). See Note 20, “Subsequent Events,” for additional information on Stage III.
Pursuant to the terms of the Agreement and Plan of Merger, dated as of July 15, 2020, as amended on August 26, 2020 (the “Merger Agreement”), on November 17, 2020, MPMO and SNR were combined with Fortress Value Acquisition Corp., a special purpose acquisition company (“FVAC”) (the “Business Combination”), and became wholly-owned subsidiaries of FVAC, which was in turn renamed MP Materials Corp. The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in the United States (“GAAP”). The acquisition of SNR (the “SNR Mineral Rights Acquisition”) was treated as an asset acquisition. Furthermore, MPMO was deemed to be the accounting acquirer and FVAC the accounting acquiree, which, for financial reporting purposes, results in MPMO’s historical financial information becoming that of the Company. In addition, the common stock, preferred stock, additional paid-in capital, and earnings (loss) per share amounts presented in the Consolidated Financial Statements and these accompanying notes have been restated to reflect recapitalization. For further discussion, see Note 3, “Business Combination and Reverse Recapitalization.”
Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM views the Company’s operations and manages the business as one reportable segment.
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
Concentration of Risk: As of December 31, 2021, Shenghe accounted for more than 90% of product sales. Shenghe has entered into an arrangement to purchase substantially all of the Company’s production of rare earth concentrate. As with any contract, there is risk of nonperformance; however, we do not believe that it is reasonably possible that Shenghe would terminate the agreement as it would delay Shenghe’s recovery of non-interest-bearing advance payments that are recognized by the Company as debt. As discussed in Note 9, “Debt Obligations,” full repayment of the obligation will occur by the end of the first quarter of 2022 whether through non-cash recoupments from sales or a cash payment based, in part, on the Company’s GAAP net income for the year ended December 31, 2021. See also Note 4, “Relationship and Agreements with Shenghe,” for additional information.
Furthermore, while revenue is generated in the United States, our principal customer conducts its primary operations in China and may transport and sell products in the Chinese market; therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China. In addition, there is an ongoing economic conflict between China and the United States that has resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations.
In December 2019, a novel strain of coronavirus (known as “COVID-19”) began to impact the population of China. In March 2020, the outbreak of COVID-19 was declared a global pandemic after growing both in the United States and globally. The responses by governments, societies, and private sector entities to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place,” and other governmental regulations and various economic stimulus programs, have significantly impacted market volatility and general global economic conditions, including significant business and supply chain disruption as well as broad-based changes in supply and demand.
Since the onset of the COVID-19 pandemic in the first quarter of 2020, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Congestion and slowdowns have affected and may continue to affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic; however, the COVID-19 pandemic has contributed to certain cost and schedule pressures on the Stage II optimization project. The Company has worked proactively and diligently to adjust working schedules and hours to optimize logistics and shipping, which has thus far prevented a significant negative impact on our product sales and has mitigated certain impacts on Stage II construction and recommissioning progress. However, there can be no assurance that the ongoing COVID-19 pandemic will not have a negative impact on our production, sales, or growth projects in the future.
Furthermore, as the situation continues to evolve, including as a result of new and potential future variants of COVID-19 (such as the Delta and Omicron variants), the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations. The extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.
Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives and recoverability of long-lived assets (such as the effects of mineral reserves and cash flows from operating the mine in determining the life of the mine); uncertain tax positions; the valuation allowance of deferred tax assets; asset retirement and environmental obligations; and determining the fair value of assets and liabilities in acquisitions and financial instruments in connection with transactions that require initial measurement to be at fair value. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from those estimates.
Cash and Cash Equivalents: Cash and cash equivalents consist of all cash balances and highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash: Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to legal agreement. The Company determines current or non-current classification based on the expected duration of the restriction. See also Note 6, “Restricted Cash.”
Trade Accounts Receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current economic conditions for each portfolio of customers, though at present, the amounts are concentrated in a single customer. As of December 31, 2021 and 2020, the Company did not have an allowance for expected credit losses, as principally all of our receivables are from Shenghe and there is no history or expectation of uncollectible amounts. Further, as of December 31, 2021, a portion and, as of December 31, 2020, all of the amount not received in cash would have been offset by a reduction in the principal balance owed to Shenghe.

Inventories: Inventories consist of raw materials and supplies, work in process (referred to as “in-process inventory”), and finished goods. Materials and supplies consist of raw materials, spare parts, reagent chemicals, maintenance supplies, and packaging materials used in the production of rare earth products. In-process inventory primarily consists of mine ore stockpiles and bastnaesite ore in various stages of the production process. Finished goods primarily consist of packaged bastnaesite concentrate that is ready for sale.
Raw materials, in-process inventory and finished goods are carried at average cost. Supplies are carried at moving average cost. All inventories are carried at the lower of cost or net realizable value, which represents the estimated selling price of the product during the ordinary course of business based on current market conditions less costs to sell. Inventory cost includes all expenses directly attributable to the manufacturing process, including labor and stripping costs, and an appropriate portion of production overhead, including depletion, based on normal operating capacity.
Stockpiled ore tonnages are verified by periodic surveys. The Company evaluates the carrying amount of inventory on a periodic basis, considering slow-moving items, obsolescence, excess inventory levels, and other factors and recognizes related write-downs in cost of sales. See also Note 7, “Inventories.”
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

Years
Land improvements	25
Buildings and building improvements	Up to 40
Machinery and equipment	3-10
Assets under construction include costs directly attributable to the construction or development of long-term assets. These costs may include labor and employee benefits associated with the construction of the asset, site preparation, permitting, engineering, installation and assembly, procurement, insurance, legal, commissioning, and interest on borrowings to finance the construction of the assets. Depreciation is not recorded on the related assets until they are ready for their intended use. Repair and maintenance costs that do not extend the useful life of an asset are expensed as incurred. Gains and losses arising from the disposal of property, plant and equipment are determined as the difference between the proceeds from disposal and the carrying amount of the asset.
Property, plant and equipment primarily relate to the Company’s open-pit mine and processing facility at Mountain Pass. In addition to the mine, Mountain Pass includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, product finishing facilities, on-site evaporation ponds, a combined heat and power (“CHP”) plant, water treatment facilities, a Chlor-Alkali plant, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructure. See also Note 8, “Property, Plant and Equipment.”
Mineral Rights: The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Depletion on mineral rights is recognized on a straight-line basis over the estimated remaining useful life of the mine, which was approximately 34 years as of December 31, 2021. Mineral rights are classified as a component of “Property, plant and equipment” within our Consolidated Balance Sheets. See also Note 8, “Property, Plant and Equipment.”
In connection with the SNR Mineral Rights Acquisition, the Company recorded the additional cost of acquiring the mineral rights pertaining to the rare earth ores contained in the Mountain Pass mine, which was SNR’s sole operating asset. Prior to the SNR Mineral Rights Acquisition, MPMO and SNR were considered related parties. As discussed in Note 18, “Related-Party Transactions,” upon entering into the Royalty Agreement (as defined in Note 18, “Related-Party Transactions”), the Company recognized an asset equal to the present value of minimum royalty payments owed to SNR under the Royalty Agreement as an acquisition cost of the 97.5% working interest.
Mine Development Costs: Mine development costs include drilling costs and the cost of other development work, all of which are capitalized during the development phase. Production costs are capitalized into inventory or expensed as incurred.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of escalating rents, rent abatements or initial lease costs. The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset amortizes on a straight-line basis over the lease term (or the useful life of the underlying asset if title transfers at the end of the lease term or there is a purchase option the Company is reasonably certain to exercise) and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. See also Note 10, “Lease Obligations.”
Impairment of Long-Lived Assets: Long-lived assets, including mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In estimating undiscounted cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of undiscounted cash flows from other asset groups. The Company’s estimates of undiscounted cash flows are based on numerous assumptions, and it is possible that actual cash flows may differ significantly from estimates, as actual produced reserves, prices, commodity-based and other costs, and closure costs are each subject to significant risks and uncertainties. The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and the Company’s projections for long-term average prices. In addition to short- and long-term price assumptions, other assumptions include estimates of production costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and estimated future closure costs.
If the carrying amount of the long-lived asset or asset groups is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, based on the approach the Company believes a market participant would use. An impairment loss, if any, is recorded for the excess of the asset’s (or asset group’s) carrying amount over its fair value, as determined by a valuation technique appropriate to the given circumstances. See also Note 8, “Property, Plant and Equipment.”
Offtake Advances Accounted for as Debt Obligations and Debt Discount: Subsequent to the June 2020 Modification to the Original Offtake Agreement (as such terms are defined in Note 4, “Relationship and Agreements with Shenghe”), the Company accounts for net prepayments or other advances received from Shenghe prior to or in connection with the June 2020 Modification as debt. The associated debt discount is amortized to interest expense using the effective interest method over the Company’s estimated contractual term of the underlying indebtedness. The debt discount reduces the carrying amount of the associated debt. See also, Note 9, “Debt Obligations.”
Asset Retirement Obligations: The Company recognizes asset retirement obligations (“AROs”) for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. AROs are initially recognized at their estimated fair value in the period in which the obligation originates. Fair value is based on the expected timing of reclamation activities, cash flows to perform activities, amount and uncertainty associated with the cash flows, including adjustments for a market risk premium, and discounted using a credit-adjusted risk-free rate. The liability is accreted over time through periodic charges to earnings and reduced as reclamation activities occur with differences between estimated and actual amounts recognized as an adjustment to operating expenses.
Subsequent increments in expected undiscounted cash flows are measured at their discounted values using updated estimates of the Company’s credit-adjusted risk-free rate applied to the increment only. Subsequent decrements in expected undiscounted cash flows are reduced based on the weighted-average credit-adjusted risk-free rate associated with the obligation. When increments and decrements are caused by a change in the estimated timing of settlement, the Company treats the increase in cash flows in the year of the updated estimate as an increment and the reduction in cash flows in the original year as a decrement. Associated asset retirement costs, including the effect of increments and decrements, are recognized as adjustments to the related asset’s carrying amount and depreciated over the related asset’s remaining useful life. If a decrement is greater than the carrying amount of the related asset, the difference is recognized as a reduction to depreciation expense. See also Note 11, “Asset Retirement and Environmental Obligations.”
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
Revenue Recognition: The Company’s revenue comes from sales of rare earth products produced at Mountain Pass. The Company’s sales are primarily to an affiliate of Shenghe. The Company’s performance obligation is to deliver rare earth products to the agreed-upon delivery point, and the Company recognizes revenue at the point in time control of the products transfers to the customer, which is typically when the rare earth products are delivered to the agreed-upon shipping point. At that point, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the products, and the customer bears the risk of loss.
For sales to third parties, the transaction price is agreed to at the time the sale is entered into. For sales entered into with the related party, the transaction price is typically based on an agreed-upon price per metric ton, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers and certain other discounts. These ultimate market prices are forms of variable consideration. The Company typically negotiates with and bills an initial price to Shenghe; such prices are then updated based on final adjustments for quality differences and/or actual sales prices realized by Shenghe. Initial pricing is typically billed upon delivering the product to the agreed-upon shipping point and paid within 30 days or less. Final adjustments to prices may take longer to resolve.
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
Prior to the June 2020 Modification, the Company had also received significant prepayments (referred to as “Offtake Advances”) from Shenghe. The Company had determined that the prepayments did not have a significant financing component, based on the uncertainty associated with the timing of delivery and on the relationship of the payment to the other payments required under the Original Offtake Agreement. See Note 4, “Relationship and Agreements with Shenghe,” for further information on the June 2020 Modification as well as the Offtake Advances from Shenghe. See also Note 5, “Revenue Recognition.”
Government Grants: In accounting for grants received from the government, the grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. When a grant is related to an expense item, it is recognized as income (or a reduction of expense) over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. When a grant is related to an asset, the funds received are recorded as reductions of the related asset’s carrying amount, thereby reducing future depreciation expense. See also Note 8, “Property, Plant and Equipment.”
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and the expense is recognized ratably over the requisite service period. The fair value of Stock Awards (as defined in Note 15, “Stock-based Compensation,”) is equal to the fair value of the Company’s stock on the grant date. Stock Awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures. See also Note 15, “Stock-based Compensation.”

Earnings (Loss) Per Share: Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as unvested restricted stock awards. See also Note 17, “Earnings (Loss) per Share.”
Commitments and Contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. Legal costs incurred in connection with loss contingencies are expensed as incurred. See also Note 13, “Commitments and Contingencies.”
Income Taxes: The Company accounts for income taxes using the balance sheet method, recognizing certain temporary differences between the book basis of the liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives a deferred income tax expense or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company’s policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. See also Note 12, “Income Taxes.”
Valuation of Deferred Tax Assets: The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the Company evaluated all available positive and negative evidence.
Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. However, recent cumulative losses are not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis. See also Note 12, “Income Taxes.”
Recently Issued Accounting Pronouncements: The Jumpstart Our Business Startups Act (“JOBS Act”) allowed the Company, as an emerging growth company (“EGC”), to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were applicable to private companies. We had elected to use this extended transition period under the JOBS Act and as a result of this election, we did not have to comply with the public company effective dates until we ceased to be classified as an EGC. As a result of the market value of the Company’s publicly held common stock held by non-affiliates as of June 30, 2021, we lost our EGC status effective as of December 31, 2021, which accelerated the adoption of various accounting pronouncements. These accounting pronouncements were therefore adopted as of January 1, 2021, and we will adopt future accounting pronouncements based on the public company effective dates.
Other than the adoption of the accounting guidance mentioned below, there have been no material impacts on our Consolidated Financial Statements resulting from the adoption of new accounting pronouncements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We elected to early adopt ASU 2016-13 during the first quarter of 2021 using a modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements and did not result in a cumulative-effect adjustment.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We elected to early adopt ASU 2018-15 during the first quarter of 2021 using a prospective approach, which did not have a material impact on our Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” and amends existing guidance to improve consistent application. We elected to early adopt ASU 2019-12 during the first quarter of 2021 using a prospective approach, which did not have a material impact on our Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which (i) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC Subtopic 470-20, “Debt—Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (ii) revises the scope exception from derivative accounting in ASC Subtopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (iii) revises the guidance in ASC Topic 260, “Earnings Per Share,” to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We elected to early adopt ASU 2020-06 during the first quarter of 2021 using a prospective approach. See Note 9, “Debt Obligations,” for a discussion of our Convertible Notes (as defined in Note 9, “Debt Obligations”), which we issued in March 2021.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”), which is intended to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. We elected to early adopt ASU 2021-10 during the fourth quarter of 2021 using a prospective approach, which did not have a material impact on our Consolidated Financial Statements. See Note 8, “Property, Plant and Equipment,” for a discussion of our government grant.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—BUSINESS COMBINATION AND REVERSE RECAPITALIZATION
The Business Combination was consummated on November 17, 2020, pursuant to the Merger Agreement whereby MPMO and SNR were combined with FVAC and became wholly-owned subsidiaries of FVAC, which was in turn renamed MP Materials Corp.
As of December 31, 2019, and through to the date of the Business Combination, MPMO had 1,000 voting common units with no par value and 110.98 non-voting preferred units with no par value, which were held by Leshan Shenghe (as defined in Note 4, “Relationship and Agreements with Shenghe”), outstanding. In addition, as discussed in Note 4, “Relationship and Agreements with Shenghe,” in connection with the June 2020 Modification, MPMO issued the Shenghe Warrant. Immediately prior to the Business Combination, the Shenghe Warrant was exercised and MPMO issued 89.88 non-voting preferred units with no par value to Leshan Shenghe. As a result, 200.86 non-voting preferred units were outstanding immediately prior to the Business Combination.
In connection with the Business Combination and pursuant to the Merger Agreement, the Company issued shares of its Common Stock to unitholders of MPMO at an exchange ratio of approximately 59,908.35 shares of the Company’s common stock with a par value of $0.0001 per share (“Common Stock”) for each common unit and preferred unit of MPMO, resulting in the issuance of 71,941,538 shares of our Common Stock. In addition, in connection with the SNR Mineral Rights Acquisition, 19,999,942 shares (adjusted for fractional shares) of our Common Stock were issued to SNR unitholders. See below for further discussion of the SNR Mineral Rights Acquisition.
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
After giving effect to the above, shares of our Common Stock issued and outstanding immediately after the closing of the Business Combination were as follows (including restricted stock issued to certain executives upon closing):

Shareholder	Number of Shares
FVAC public stockholders(1)	34,464,151
Private Placement Warrants	890,000
MPMO unitholders(2)	71,941,538
SNR unitholders	19,999,942
PIPE Financing	20,000,000
Restricted stock issued to certain MPMO executives	2,013,006
Total	149,308,637
(1)Represents the outstanding shares held by FVAC’s public stockholders (Class A common stock) which were not redeemed in connection with the Business Combination. The Company received gross proceeds of $344.7 million and net proceeds of $332.6 million after $12.1 million of underwriting commissions in connection with the sale of these shares.
(2)Includes 5,384,563 shares issued relating to the Shenghe Warrant.
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
The holders of MPMO Holding Company, which was a Delaware corporation formed by MPMO pursuant to the Merger Agreement (“MPMO HoldCo”), preferred stock and common stock and SNR Holding Company, LLC, which was a Delaware limited liability company formed by SNR pursuant to the Merger Agreement (“SNR HoldCo”), common stock immediately prior to the closing of the Business Combination were given the contingent right to receive up to an additional 12,860,000 shares of the Company’s Common Stock (the “Earnout Shares”) based on the achievement of certain VWAP thresholds of the Company’s Common Stock.
The Company determined that the Earnout Shares issued to the Sponsor, holders of MPMO HoldCo preferred stock and common stock, and holders of SNR HoldCo common stock met the criteria for equity classification under ASC Subtopic 815-40, “Contracts in Entity’s Own Equity.” The Company estimated that the total fair value of the Earnout Shares at closing of the Business Combination was $171.2 million, consisting of $134.0 million and $37.2 million ascribed to the MPMO and SNR earnouts, respectively.
In December 2020, 8,625,000 Vesting Shares vested, and 12,859,898 Earnout Shares (adjusted for fractional shares) were issued after achievement of the aforementioned VWAP thresholds. As of December 31, 2021 and 2020, the Vesting Shares and the Earnout Shares delivered to the equityholders were recorded as equity with an allocation between common stock at par value and additional paid-in capital, and the Earnout Shares delivered to MPMO equityholders were accounted for as a distribution. Since all Earnout Shares were determined to be equity-classified at initial recognition and through the date of achievement of the thresholds, no remeasurement was required.
SNR Mineral Rights Acquisition
The acquisition of SNR did not meet the criteria for the acquisition of a business under ASC Topic 805, “Business Combinations” (“ASC 805”), and was accounted for as an asset acquisition since substantially all of the fair value of the assets acquired was concentrated in a single asset. The principal asset acquired in the SNR Mineral Rights Acquisition was the mineral rights for the rare earth ores contained in the Company’s mine, which was SNR’s sole operating asset. The net assets acquired in the SNR Mineral Rights Acquisition were $324.1 million, which was principally comprised of a mineral rights asset of $434.7 million, net of the associated deferred tax liability of $109.1 million.
MPMO and SNR had a relationship prior to the Business Combination, specifically related to the Royalty Agreement and an intellectual property license. The Company considered the provisions of ASC 805 regarding the settlement of pre-existing relationships. Immediately prior to the consummation of the Business Combination, MPMO had a $3.9 million liability related to the minimum royalty, which was effectively settled through intercompany when MPMO and SNR became wholly-owned subsidiaries of the Company. The settlement of the liability was reflected in the cost of the acquisition due to the pre-existing contractual relationship being cancellable without penalty and no gain or loss was recognized. For further information on the Royalty Agreement and the minimum royalty liability, see Note 18, “Related-Party Transactions.”
Transaction Costs
In connection with the Business Combination, the Company incurred direct and incremental costs of $33.5 million, consisting of legal and professional fees, of which $28.2 million was related to equity issuance costs and recorded to “Additional paid-in capital” as a reduction of proceeds at the time of the Business Combination, $3.3 million was recorded to “General and administrative” expenses, for the year ended December 31, 2020, and $2.0 million was related to the SNR Mineral Rights Acquisition, which was included as a component of the cost of the acquisition.
NOTE 4—RELATIONSHIP AND AGREEMENTS WITH SHENGHE
Original Commercial Agreements
In May 2017, prior to our acquisition of Mountain Pass, the Company entered into a set of commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”) whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange, to fund the Company’s operations, identify operational efficiencies, and sell products to Shenghe and third parties. Shenghe and its affiliates primarily engage in the mining, separation, processing and distribution of rare earth products. As part of these arrangements, Shenghe (and its controlled affiliates) became both the principal customer and a related party when Leshan Shenghe obtained 110.98 MPMO preferred units, which represented a 9.99% non-voting preferred interest in MPMO at the time. As discussed in Note 3, “Business Combination and Reverse Recapitalization,” in connection with the Business Combination, these MPMO preferred units were exchanged for our Common Stock. See also Note 18, “Related Party Transactions.”
The original commercial arrangements principally consisted of a technical services agreement (the “TSA”), an offtake agreement (the “Original Offtake Agreement”), and a distribution and marketing agreement (the “DMA”). Under the TSA, Shenghe provided technical services, know-how and other assistance to MPMO in order to facilitate the development and operations of Mountain Pass. In addition, both the TSA and the Original Offtake Agreement imposed certain funding obligations on Shenghe. The Original Offtake Agreement required Shenghe to advance us an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring Mountain Pass to full operability. Shenghe also agreed to provide additional funding of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of Mountain Pass. In addition to the repayment of the First Additional Advance, pursuant to the Letter Agreement, the Initial Prepayment Amount increased by

$30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (as defined below), as adjusted for Gross Profit Recoupment (as defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
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
As originally entered, the DMA was to become effective upon termination of the Original Offtake Agreement. The DMA provided for a distribution and marketing arrangement between the Company and Shenghe, subject to certain exceptions. MPMO retained the right to distribute its products directly to certain categories of customers. As compensation for Shenghe’s distribution and marketing services, the DMA entitled Shenghe to a portion of the net profits from the sale of rare earth products produced at Mountain Pass (the “Net Profit-Based Commission”). See below for further discussion of the DMA termination and associated accounting treatment.
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
Pursuant to the Framework Agreement, we entered into an amended and restated offtake agreement with Shenghe on May 19, 2020 (the “A&R Offtake Agreement”), which, upon effectiveness, superseded and replaced the Original Offtake Agreement, and we issued to Shenghe a warrant on June 2, 2020 (the “Shenghe Warrant”), exercisable at a nominal price for 89.88 MPMO preferred units, which, at the time, reflected approximately 7.5% of the Company’s equity on a diluted basis, subject to certain restrictions. Pursuant to the Framework Agreement, Shenghe funded the remaining portion of the Initial Prepayment Amount and agreed to fund an additional $35.5 million advance to us (the “Second Additional Advance” and together with the Initial Prepayment Amount, inclusive of the $30.0 million increase pursuant to the Letter Agreement, the “Offtake Advances”), which amounts were fully funded on June 5, 2020. As discussed in Note 3, “Business Combination and Reverse Recapitalization,” the Shenghe Warrant was exchanged for our Common Stock in connection with the Business Combination.
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
The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. As with the Original Offtake Agreement, the A&R Offtake Agreement will terminate when Shenghe has fully recouped all of the Prepaid Balance. As discussed in Note 2, “Significant Accounting Policies,” and Note 9, “Debt Obligations,” the A&R Offtake Agreement will terminate by the end of the first quarter of 2022 through either non-cash recoupments from sales or a cash payment based, in part, on the Company’s GAAP net income for the year ended December 31, 2021. See Note 20, “Subsequent Events,” for additional information.
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
The Shenghe Implied Discount was applicable to Shenghe’s gross profit on the sales of rare earth products to its own customers (for sales made between July 2019 and early June 2020). That gross profit is a contractually determined amount based on Shenghe’s realized sales price (net of taxes, tariffs, and certain other adjustments, such as demurrage) compared to the agreed-upon cash cost Shenghe would pay to the Company. The Shenghe Implied Discount amounted to 36% of that contractually determined gross profit amount. See also Note 5, “Revenue Recognition.”
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
The DMA provided Shenghe with the right of first refusal to be the Company’s distribution and marketing agent for product sales after the expiration of the Original Offtake Agreement and until April 2047 in exchange for the Net Profit-Based Commission. Under the Original Offtake Agreement, Shenghe would also have been responsible for funding additional advance payments toward the Company’s Stage II optimization project. The agency relationship was not to commence until any such additional amount was also recovered under the Original Offtake Agreement. Although it had not yet commenced, the DMA was enforceable, and could only be terminated upon the mutual agreement of the parties involved.
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
In addition, as noted above, Shenghe would still have had to provide the additional advances required to complete Stage II, which would have created a near-term cash commitment for Shenghe. While these costs were expected to be approximately $200 million, Shenghe would have remained exposed to the potential that actual costs exceed these estimates and remained committed to fund them. Further, these upfront payments were to be non-interest bearing, exposing Shenghe to economic cost from the time value of money. Therefore, as part of the renegotiations, the Company and Shenghe agreed to terminate the DMA. As a result of the June 2020 Modification, specifically the termination of the DMA, the Company recorded a non-cash settlement charge of $66.6 million during the year ended December 31, 2020.
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
(1)See Note 9, “Debt Obligations”
(2)See Note 5, “Revenue Recognition”
(3)This non-cash charge is included within the Consolidated Statement of Operations for the year ended December 31, 2020, as “Settlement charge.”
NOTE 5—REVENUE RECOGNITION
Sales to Shenghe Prior to Achieving Commercial Operations: Prior to achieving commercial operations in July 2019, the Company sold various products, including stockpile inventories, to Shenghe under individual sales agreements, which did not include the Shenghe Implied Discount.
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
The Shenghe Implied Discount amounted to 36% of the difference between Shenghe’s realized price on its sales of rare earth products to its own customers (net of taxes, tariffs, and certain other adjustments, such as demurrage) and the agreed-upon cash cost for those products (i.e., its gross profit). In addition to the revenue, we recognized from the cash sales prices, we also realized an amount of deferred revenue applicable to these sales equal to 64% of Shenghe’s gross profit. The full gross profit amount realized by Shenghe on such sales reduced the Prepaid Balance (and consequently, our contractual obligations to Shenghe), but the remaining 36% was not recognized as revenue.

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
Deferred Revenue: As mentioned in Note 4, “Relationship and Agreements with Shenghe,” the Original Offtake Agreement was accounted for as a deferred revenue arrangement and the June 2020 Modification effectively replaced this deferred revenue arrangement with a debt obligation (see Note 9, “Debt Obligations”). Prior to the June 2020 Modification, Offtake Advances received from Shenghe were accounted for as deferred revenue. Under the Original Offtake Agreement, Shenghe’s gross profit was retained by Shenghe and applied to reduce the Prepaid Balance.
Activity for the deferred revenue balance (including current portion) was as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Opening balance(1)	$—	$35,543	$28,482
Prepayments received(2)	—	11,050	10,311
Revenue recognized(3)	—	(9,117)	(3,250)
Effect of June 2020 Modification(4)	—	(37,476)	—
Ending balance	$—	$—	$35,543
(1)Of the amounts for the years ended December 31, 2020 and 2019, $6.6 million and $3.3 million, respectively, were classified as current based on when such amounts were expected to be realized.
(2)The full amount for the year ended December 31, 2020, and $9.2 million for the year ended December 31, 2019, related to the contractual commitment for Shenghe to provide funds to the Company (the Initial Prepayment Amount). After the amount pertaining to the year ended December 31, 2020, was funded, no further amount was required to be funded by Shenghe under the Initial Prepayment Amount.
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
Tariff-Related Rebates: In May 2020, the government of the People’s Republic of China suspended certain tariffs that had been charged to consignees of our product on imports, and provided such relief retroactive to March 2020. In addition, Shenghe began negotiating for tariff rebates from sales prior to March 2020, which affected Shenghe’s realized prices, and thus the contractual Prepaid Balance. These, in turn, affected the Company’s realized prices and, as a result, the deferred revenue and the Shenghe Implied Discount on our prior sales. The Company realized $1.4 million of revenue related to tariff rebates received in May 2020, which included amounts related to prior periods. While additional tariff rebates were possible, the Company did not have insight into Shenghe’s negotiations or their probability of success, and such negotiations were outside of the Company’s control. Thus, the Company fully constrained estimates of any future tariff rebates that may have been realized at that time.
In January 2021 and August 2020, the Company received additional information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million and $9.3 million of revenue for the years ended December 31, 2021 and 2020, respectively, primarily related to additional tariff credits realized for sales from the pre-modification period. Since these rebates were recognized after the June 2020 Modification, the amounts were treated as a reduction to the principal balance of the debt obligation, partially offset by a proportionate reduction in the related debt discount, as discussed in Note 9, “Debt Obligations.”
Refund Liability: Prior to the mine reaching commercial operations, the Company entered into individual product sales with the same affiliate of Shenghe based on standardized product quality specifications, against which adjustments would be recognized based on actual quality measurements and settlements agreed between the Company and Shenghe. The product quality was expected to be below the standard and would result in quality adjustments for ultimate repayment of the refund liability. As such, in 2018, the Company estimated and recognized a refund liability based on expected differences.
In 2019, the Company negotiated with Shenghe to settle all outstanding quality differences for a total of $2.3 million, of which $0.5 million of the refund obligation was paid in 2019 and $1.8 million was paid in 2020. In addition, the Company agreed to repay $0.9 million of Offtake Advances based on gross profits realized on sales of rare earth fluorides, which were purchased in 2018 from Molycorp, Inc., debtors, which was paid in 2020.
NOTE 6—RESTRICTED CASH
The Company’s restricted cash balances were as follows:

	December 31,
(in thousands)	2021	2020
Restricted cash, current	$1,344	$3,688
Restricted cash, non-current	516	9,100
Total restricted cash	$1,860	$12,788
Current restricted cash, which is included in “Prepaid expenses and other current assets” within the Consolidated Balance Sheets, principally relates to cash held in various trusts for both years presented. Non-current restricted cash as of December 31, 2020, pertains to cash collateral posted for closure and post-closure surety bonding for the Mountain Pass site and a trust established with the California Department of Resources Recycling and Recovery, which is the state of California’s recycling and waste management program, for a closed onsite landfill (see Note 11, “Asset Retirement and Environmental Obligations”).
NOTE 7—INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
(in thousands)	2021	2020
Materials and supplies	$10,711	$5,124
In-process	25,574	24,524
Finished goods	2,407	2,624
Total inventory	$38,692	$32,272
During the second quarter of 2021, the Company recognized a non-cash write-down of a portion of its legacy low-grade stockpile inventory of $1.8 million, after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. The write-down is included in the Consolidated Statement of Operations for the year ended December 31, 2021, as “Write-down of inventories.”

NOTE 8—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Land and land improvements	$7,925	$6,534
Buildings and building improvements	8,791	2,953
Machinery and equipment	61,822	22,911
Assets under construction	134,327	46,814
Mineral rights	437,376	437,654
Property, plant and equipment	650,241	516,866
Less: Accumulated depreciation and depletion	(39,629)	(14,892)
Property, plant and equipment, net	$610,612	$501,974
Capitalized Costs: The Company capitalized expenditures of $138.0 million, $26.2 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, mostly related to vehicles, machinery, equipment, and assets under construction to support its Stage II optimization project and other capital projects at Mountain Pass. Interest capitalized was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. No interest was capitalized for the year ended December 31, 2019.
Seller-Financed Equipment Notes: In February 2021, the Company acquired equipment, including trucks and loaders, in the aggregate amount of $9.4 million, which was purchased through seller-financed equipment notes. See also Note 9, “Debt Obligations,” and Note 19, “Supplemental Cash Flow Information.”
CHP Plant: In December 2021, upon designating the Company’s natural gas-powered CHP plant fully operational, $27.2 million of CHP assets under construction were transferred to buildings and machinery and equipment in the amounts of $6.0 million and $21.2 million, respectively.
Technology Investment Agreement: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements (this “project”) in the amount of $9.6 million. Pursuant to the terms of the TIA, the Company must utilize the funds to acquire property and equipment that will contribute to the mission of this project. Furthermore, in exchange for these funds, the Company is required to provide the DOD with periodic reporting specific to this project for up to approximately five years.
During the year ended December 31, 2021, pursuant to the TIA, the Company received $4.4 million in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which are currently included in “Assets under construction.” As of December 31, 2021, the Company is entitled to receive an additional $5.2 million from the DOD under the TIA.
Impact of Change in Estimate of ARO: As a result of a decrement to the Company’s ARO during the fourth quarter of 2021, the carrying amount of the Company’s total property, plant and equipment was reduced by $8.7 million, the majority of which pertained to buildings, machinery and equipment, and assets under construction, in the amounts of $2.0 million, $2.4 million and $3.2 million, respectively. Additionally, the Company’s depreciation expense for the year ended December 31, 2021, was reduced by $1.1 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment. See Note 11, “Asset Retirement and Environmental Obligations,” for further information on the decrement.

The Company’s depreciation and depletion expense were as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Depreciation expense	$6,825	$4,702	$4,414
Depletion expense(1)	$17,200	$1,961	$114
(1)At the beginning of the fourth quarter of 2021, as a result of an updated life of mine, we revised our estimate of the remaining useful life of the mineral rights to approximately 35 years from approximately 23 years. The effect of the change in estimate was a reduction in depletion expense for the year ended December 31, 2021, of $1.5 million.
There were no impairments recognized for the years ended December 31, 2021, 2020 and 2019.
NOTE 9—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	December 31,
(in thousands)	2021	2020
Long-term debt
Convertible Notes due 2026	$690,000	$—
Paycheck Protection Loan	—	3,364
Less: Unamortized debt issuance costs	(15,073)	—
Net carrying amount	674,927	3,364
Less: Current installments of long-term debt	—	(2,403)
Long-term debt, net of current portion	$674,927	$961

Long-term debt to related party
Offtake Advances	$16,599	$71,843
Less: Unamortized debt discount	(517)	(5,393)
Net carrying amount	16,082	66,450
Less: Current installments of long-term debt to related party	(16,082)	(22,070)
Long-term debt to related party, net of current portion	$—	$44,380
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
The Convertible Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion exceed 28.5714 shares of Common Stock per $1,000 principal amount of notes. As of December 31, 2021, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266 and the amount by which the Convertible Notes’ if-converted value exceeded its principal amount was $205.4 million.
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
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act (the “Paycheck Protection Loan” or the “Loan”). The Paycheck Protection Loan, which was in the form of a note dated April 15, 2020, issued by CIBC Bank USA, was to mature on April 14, 2022, and bore interest at a rate of 1% per annum. Under the terms of the PPP, loans may be forgiven if the funds are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, rent and utilities. In June 2021, the Company received notification from the Small Business Administration that the Loan and related accrued interest was forgiven. Consequently, for the year ended December 31, 2021, the Company recorded a gain on forgiveness of the Loan in the amount of $3.4 million, which is included in “Other income, net” within our Consolidated Statements of Operations.
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
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe is paid in the form of debt reduction, rather than cash. In addition, the Company must pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe, within five business days of the completion of the annual external audit of the Company’s Consolidated Financial Statements. Since these features require cash payments regardless of sales to Shenghe, the Company determined that amounts due to Shenghe under the Offtake Advances should be classified as a debt obligation. For the years ended December 31, 2021 and 2020, $52.8 million and $12.0 million of the sales prices of products sold to Shenghe was paid in the form of debt reduction, respectively (see Note 19, “Supplemental Cash Flow Information”). During the year ended December 31, 2021, the Company made a payment to Shenghe of $0.2 million based on sales to other parties. No amounts were required to be paid based on asset sales.
As of the date of the June 2020 Modification, the outstanding balance on the Offtake Advances was $94.0 million. Since the debt obligation was recorded at fair value, the result was a debt discount of $8.3 million. The A&R Offtake Agreement does not have a stated rate (and is non-interest-bearing), and repayment is contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income, as adjusted (discussed above). The imputed interest rate is a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. As of December 31, 2021 and 2020, $16.6 million and $25.7 million of the principal amount, respectively, was classified as current based on the Company’s expectations of the timing of repayment. Furthermore, full repayment of the remaining principal amount will occur by the end of the first quarter of 2022 whether through non-cash recoupments from sales or a cash payment based, in part, on the Company’s GAAP net income for the year ended December 31, 2021.
The actual amounts repaid may differ in timing and amount from the Company’s estimates and is updated each reporting period to determine the imputed interest rate, which will likely differ from the current estimated rate. The Company has determined that it will recognize adjustments from these estimates following a prospective method. Under the prospective method, the Company will update its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The updated rate will be the discount rate that equates the present value of those revised estimates of remaining reductions with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under the prospective method, the effective interest rate is not constant, and changes are recognized prospectively as an adjustment to the effective yield. The effective rate applicable from the June 5, 2020, inception to December 31, 2021, was between 4.41% and 16.28%. As of December 31, 2021, the Company updated its estimate of the effective interest rate to 24.75%, to be applied prospectively. However, since full repayment of the remaining principal amount will occur by the end of the first quarter of 2022, the amount of interest expense to be recognized in the first quarter of 2022 pertaining to the Offtake Advances will only consist of the remaining unamortized discount.
As discussed in Note 5, “Revenue Recognition,” in January 2021 and August 2020, the Company was informed of tariff rebates of $2.2 million and $9.7 million, respectively, that Shenghe received, which increased the gross profit earned by Shenghe on certain sales. In addition, during the year ended December 31, 2020, after the June 2020 Modification, but relating to sales made prior the June 2020 Modification, Shenghe realized higher gross profit than estimated by the Company in the amount of $0.4 million due to higher market prices. As a result of these events, for the years ended December 31, 2021 and 2020, the Company recorded reductions in the principal amount of the debt obligation of $2.2 million and $10.1 million, respectively, and the corresponding debt discount of $0.2 million and $0.8 million, respectively.
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
The current and non-current portions of the equipment notes, which are included within the Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	December 31,
(in thousands)	2021	2020
Equipment notes
Current	$2,566	$835
Non-current	7,095	1,267
	$9,661	$2,102
Interest expense, net
Interest expense, net, was as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Interest expense	$9,168	$5,171	$3,412
Capitalized interest	(264)	(162)	—
Interest expense, net	$8,904	$5,009	$3,412
Interest expense related to the Convertible Notes was as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Coupon interest	$1,318	$—	$—
Amortization of debt issuance costs	2,675	—	—
Convertible Notes interest expense	$3,993	$—	$—

The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 4.3 years as of December 31, 2021.
Debt Maturities
The following is a schedule of debt repayments as of December 31, 2021:

(in thousands)	Convertible Notes	Offtake Advances	Equipment Notes
Year ending December 31,
2022	$—	$16,599	$2,566
2023	—	—	2,352
2024	—	—	2,106
2025	—	—	2,098
2026	690,000	—	539
Thereafter	—	—	—
Total minimum payments	$690,000	$16,599	$9,661
As of December 31, 2021, none of the agreements governing our indebtedness contain financial covenants.
NOTE 10—LEASE OBLIGATIONS
The Company has operating and finance leases for certain office space, vehicles and equipment used in its operations, with lease terms ranging from one month to five years, excluding any leases that have not yet commenced. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to five years. These optional periods have not been considered in the determination of the ROU asset or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
In November 2021, the Company entered into a lease agreement for corporate office space in a building that is currently being constructed by the landlord. The lease, which is estimated to commence on January 1, 2023, has an initial term of 91 months, with one subsequent five-year renewal option on the same terms and conditions, exercisable at the Company’s option. The initial annual base rent payment will be $1.2 million, subject to an annual escalator. Pursuant to the lease agreement, the Company is entitled to receive a tenant improvement allowance of $1.8 million. As of December 31, 2021, the Company paid $0.2 million in prepaid rent and a security deposit, which were included in “Other assets” within the Consolidated Financial Statements.
The Company’s lease agreements do not contain any termination options or material residual value guarantees, reasonably certain purchase options, or restrictive covenants. The Company does not have any lease arrangements with related parties.
Total lease cost included the following components:

	Location on Consolidated Statements of Operations	For the year ended December 31,
		2021	2020	2019
Operating lease cost	Primarily Cost of sales (including related party) (excluding depreciation, depletion and amortization)	$780	$2,466	$218
Finance lease cost
Amortization of right-of-use assets	Depreciation, depletion and amortization	357	268	159
Interest on lease liabilities	Interest expense, net	60	50	42
		417	318	201
Short-term lease cost	Primarily Cost of sales (including related party) (excluding depreciation, depletion and amortization)	1,163	1,246	913
		$2,360	$4,030	$1,332

Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$790	$2,432	$223
Operating cash flows related to finance leases	$60	$50	$42
Financing cash flows related to finance leases	$278	$249	$121
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,932	$549
Finance leases	$88	$724	$671
Information related to lease terms and discount rates was as follows:

	December 31,
	2021	2020
Weighted-Average Remaining Lease Term
Operating leases	1.0 year	1.3 years
Finance leases	2.7 years	3.5 years
Weighted-Average Discount Rate
Operating leases	5.2%	5.2%
Finance leases	6.3%	6.7%
As of December 31, 2021, the maturities of the Company’s operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
Year ending December 31,
2022	$361	$280
2023	—	359
2024	—	137
2025	—	100
2026	—	1
Thereafter	—	—
Total lease payments	361	877
Less: Imputed interest	(4)	(69)
Total	$357	$808

Supplemental disclosure for the Consolidated Balance Sheets related to the Company’s operating and finance leases was as follows:

	Location on Consolidated Balance Sheets	December 31,
(in thousands)		2021	2020
Operating Leases:
Right-of-use assets	Other non-current assets	$340	$1,090

Operating lease liability, current	Other current liabilities	$357	$761
Operating lease liability, non-current	Other non-current liabilities	—	357
Total operating lease liabilities		$357	$1,118

Finance Leases:
Right-of-use assets	Finance lease right-of-use assets	$758	$1,028

Finance lease liability, current	Current portion of finance lease liabilities	$254	$266
Finance lease liability, non-current	Finance lease liabilities, net of current portion	554	736
Total finance lease liabilities		$808	$1,002
NOTE 11—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimated AROs based on the requirements to reclaim its mine pit and related processing and separations facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of December 31, 2021, the Company estimates a significant portion of the cash outflows for the major reclamation and the retirement of Mountain Pass will be incurred beginning in 2057, which reflects an update to the Company’s life of mine and expected cessation of other processing and separations activities for Mountain Pass.
Change in Mine Life and Effect on ARO
As a result of the updated life of mine, in the fourth quarter of 2021, the Company revised its estimated timing and cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass. As a result of this update, the Company determined that the estimated commencement of the reclamation and removal activities will now occur in 2056 and 2057 for a significant portion of the assets subject to the ARO. These changes in estimates resulted in a decrement of $9.8 million, of which $8.7 million reduced the carrying amounts of the associated property, plant and equipment, and $1.1 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment, was recorded as a reduction to depreciation expense for the year ended December 31, 2021.
Re-zoning Efforts
In March 2020, the Company commenced the process of requesting a re-zoning approval of certain of its properties such that certain of the Company’s processing facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation. In June 2021, San Bernardino County approved the re-zoning request, which may obviate the Company’s current requirement to demolish and reclaim the impacted areas. The Company is currently evaluating the impact that the re-zoning has on its reclamation plan, which must still be approved by San Bernardino County and the State of California, and its related effect on the Company’s ARO. Upon final submission of the reclamation plan and approval, which has not yet occurred as of December 31, 2021, the Company will update the estimated cash flows underlying its ARO, as the Company’s existing reclamation obligations will not be legally reduced until such approval is obtained.

Rollforward of ARO Balances
The following is a summary of the Company’s AROs:

	December 31,
(in thousands)	2021	2020
Beginning balance	$25,646	$23,966
Obligations settled	(199)	(75)
Accretion expense	1,876	1,755
Additional AROs	213	—
Revisions in estimated cash flows	(9,779)	—
Ending balance	$17,757	$25,646
The balance as of December 31, 2021 and 2020, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the AROs for the year ended December 31, 2021 and 2020 were $167.3 million and $142.3 million, respectively. As of December 31, 2021, the credit-adjusted risk-free rate ranged between 6.5% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments for the year ended December 31, 2021, and there were no significant increments or decrements for the years ended December 31, 2020 and 2019.
Financial Assurances and Surety Bonds
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of December 31, 2021 and 2020, the Company had financial assurance requirements of $39.0 million and $38.4 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies that have historically been partially secured by restricted cash.
The following is a summary of restricted cash for surety bonds:

	December 31,
(in thousands)	2021	2020
Beginning balance	$8,700	$26,619
Additions	32	135
Refunds(1)	(8,732)	(18,054)
Ending balance	$—	$8,700
(1)The reduction during the year ended December 31, 2021, was principally due to the continued improvement in the Company’s creditworthiness since the Business Combination.
Environmental Obligations
The Company assumed certain environmental remediation liabilities related to the monitoring of groundwater contamination. The Company engaged an environmental consultant to develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future cash payments for the remediation plan.
As of December 31, 2021, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 26 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the years ended December 31, 2021, 2020 and 2019.
The total estimated aggregate undiscounted cost of $27.7 million and $28.2 million as of December 31, 2021 and 2020, respectively, was principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of December 31, 2021 and 2020, included current portions of $0.5 million.

As of December 31, 2021, the total environmental remediation costs were as follows (in thousands):

Year ending December 31,
2022	$504
2023	520
2024	536
2025	552
2026	569
Thereafter	24,998
Total	27,679
Effect of discounting	(10,576)
Total environmental obligations	$17,103
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
Income tax benefit (expense) consisted of the following:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$(4,818)	$—	$—
State	(2,915)	(156)	(1)
Total current	(7,733)	(156)	(1)
Deferred:
Federal	(15,851)	14,088	—
State	(1,574)	3,704	—
Total deferred	(17,425)	17,792	—
Total tax benefit (expense)	$(25,158)	$17,636	$(1)
During the years ended December 31, 2021 and 2020, the Company recorded $0.4 million and $4.7 million, respectively, related to certain deductible expenditures incurred in connection with the Business Combination to “Additional paid-in capital.”
Income (loss) before income taxes, by tax jurisdiction, was as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
United States	$160,195	$(39,461)	$(6,754)

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) as a result of the following:

	For the year ended December 31,
	2021		2020		2019
(in thousands, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Computed income tax benefit (expense) at the statutory rate	21.0%	$(33,641)	21.0%	$8,287	21.0%	$1,419
Changes resulting from:
State and local income taxes, net of federal benefits	2.7%	(4,288)	4.3%	1,729	6.8%	459
Limitation on officer’s compensation	1.7%	(2,638)	(1.2)%	(478)	—%	—
Depletion in excess of basis	(6.1)%	9,663	1.1%	425	—%	—
Paycheck Protection Loan forgiveness	(0.5)%	714	—%	—	—%	—
Foreign-derived intangible income	(1.8)%	2,886	—%	—	—%	—
California competes tax credit, net of federal detriment	(1.2)%	1,975	—%	—	—%	—
Effect of other permanent differences	—%	67	(0.3)%	(110)	(0.5)%	(35)
Valuation allowance	0.5%	(821)	23.7%	9,333	(25.5)%	(1,720)
Other items	(0.6)%	925	(3.9)%	(1,550)	(1.8)%	(124)
Total effective tax rate and income tax benefit (expense)	15.7%	$(25,158)	44.7%	$17,636	—%	$(1)
The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Asset retirement and environmental obligations	$8,744	$10,727
Other deferred tax assets	636	860
Net operating losses	2,174	4,248
Interest expense carryforward	—	63
Inventory	6,695	1,667
Offtake Advances, net of debt discount	4,034	16,665
Shenghe Warrant	2,329	10,087
Stock-based compensation	2,688	536
Organization costs	860	943
Credits	764	—
Gross deferred tax assets	28,924	45,796
Less: Valuation allowance	(3,192)	(2,370)
Net deferred tax assets	25,732	43,426

Deferred tax liabilities:
Property, plant and equipment	(14,077)	(7,653)
Prepaid expenses	(1,192)	(273)
Deferred revenue	(9,938)	(13,260)
Mineral rights	(104,735)	(109,174)
Other	(290)	(539)
Total deferred tax liabilities	(130,232)	(130,899)
Long-term deferred tax liabilities, net	$(104,500)	$(87,473)
As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for federal income tax purposes of zero and $16.3 million, respectively, and $7.4 million in both periods for state income tax purposes. Of the state carryforward amount as of December 31, 2021, $4.9 million can be used to offset taxable income and reduce income taxes payable in future periods until its expiration in 2040, and the remaining balance of $2.5 million can be carried forward until its expiration in 2043. As of December 31, 2021, the Company considered the positive and negative evidence to determine the need for a valuation allowance to offset its deferred tax assets and has concluded that it is more likely than not that, with the exception of certain deferred tax assets related to asset retirement and environmental obligations, its deferred tax assets will be realized through future taxable temporary differences, principally resulting from the significant deferred tax liability recorded as a result of the SNR Mineral Rights Acquisition which occurred during the 2020 tax year.
During the fourth quarter of 2021, the Company received notice from the state of California that it had been awarded a California Competes Tax Credit (“CCTC”) of $14.8 million that is available to be offset against the Company’s California state income tax liability over the next several years. The credit is allocated in varying amounts over a five-year period based on the Company’s ability to meet certain milestones related to California employees hired, the annual wage of these employees, and the capital investments made by the Company in California. Once the annual milestones are met, a credit amount is awarded. However, a portion of the credit could be “clawed back” if the milestones are not continually met for each of the three following years. For the year ended December 31, 2021, it was determined that the Company had met the first year’s milestones for the CCTC and recorded a credit of $2.5 million in the fourth quarter of 2021 that resulted in an income tax benefit and a reduction to the Company’s California state income tax payable for the 2021 tax year.
The Company has evaluated its tax positions for the years ended December 31, 2021, 2020 and 2019 and determined that there were no uncertain tax positions requiring recognition in the Consolidated Financial Statements. The tax years from 2018 onward remain open to examination by the taxing jurisdictions to which the Company is subject.
NOTE 13—COMMITMENTS AND CONTINGENCIES
The Company may become party to lawsuits, administrative proceedings and government investigations, including environmental, regulatory, and other matters, in the ordinary course of business. Large, and sometimes unspecified, damages or penalties may be sought in some matters, and certain matters may require years to resolve.
In January 2019, a former employee filed a complaint with the California Labor & Workforce Development Agency alleging numerous violations of California labor law, and subsequently filed a representative action against the Company. In October 2021, we entered into a memorandum of understanding to settle the lawsuit in the amount of approximately $1 million, including legal fees, subject to the court’s approval of the class settlement. This amount is included in “General and administrative” within the Consolidated Statement of Operations for the year ended December 31, 2021.
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
Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s Common Stock at $11.50 per share were issued in connection with FVAC’s initial public offering (“IPO”) (the “Public Warrants”) pursuant to the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. These warrants qualified as equity instruments as they were indexed to the Company’s stock and settlement in shares was within the Company’s control. Accordingly, the Public Warrants were included in “Additional paid-in capital” within the Company’s Consolidated Balance Sheet as of December 31, 2020.

On May 4, 2021, at the direction of the Company, CST, in its capacity as warrant agent, delivered a notice of redemption to each of the registered holders of the outstanding Public Warrants for a redemption price of $0.01 per warrant (the “Redemption Price”), that remained outstanding on June 7, 2021 (the “Redemption Date”). In accordance with the Warrant Agreement, the Company’s Board of Directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.3808 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise, resulting in exercising warrant holders receiving 0.6192 of a share of Common Stock for each Public Warrant surrendered for exercise. All Public Warrants that remained unexercised on the Redemption Date were delisted, voided and no longer exercisable, and the holders had no rights with respect to those Public Warrants, except to receive the Redemption Price.
During the year ended December 31, 2021, the Company issued 7,080,005 shares of its Common Stock as a result of the cashless exercise of 11,434,455 Public Warrants. The Company redeemed the remaining 65,513 Public Warrants outstanding at the Redemption Date for a nominal amount.
NOTE 15—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (“Stock Awards”); and performance awards. As of December 31, 2021, the Company has not issued any stock options, SARs or performance awards.
Pursuant to the 2020 Incentive Plan, 9,653,671 shares of Common Stock were initially available for issuance. The number of shares of Common Stock available under the 2020 Incentive Plan may be increased annually on the first day of each calendar year, beginning with the year ended December 31, 2021, and continuing until (and including) the year ending December 31, 2030, with such annual increase equal to the lesser of (i) 2% of the number of shares of stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. The number of shares of Common Stock that remain available for future grants under the 2020 Incentive Plan shall be reduced by the sum of the aggregate number of shares of Common Stock that become subject to outstanding options, outstanding free-standing SARs, outstanding Stock Awards, and outstanding performance awards denominated in shares of Common Stock, other than substitute awards. As of December 31, 2021, there were 6,454,702 shares available for future grants under the 2020 Incentive Plan.
Directors Compensation: RSUs granted to non-employee directors vest into tax-deferred stock units (“DSUs”) upon the earlier of one year after the grant date and the next annual stockholder meeting. The DSUs are settled as shares of Common Stock of the Company upon the earlier of (i) June 15th of the fifth year after grant, (ii) a change in control of the Company, or (iii) the director’s separation from the Board, unless the director elects to defer settlement until retirement. The Company granted 12,584 and 15,992 shares of RSUs to non-employee directors for the years ended December 31, 2021 and 2020, respectively.
In December 2020, the Company adopted a director deferred compensation plan (the “2021 Director Deferred Compensation Plan”). Under the 2021 Director Deferred Compensation Plan, non-employee members of the Board may elect to defer their annual cash retainer into DSUs, which vest immediately and are settled in the same manner as the RSUs granted to non-employee directors described above. During the year ended December 31, 2021, the Company granted an additional 5,810 shares of RSUs to non-employee directors under the 2021 Director Deferred Compensation Plan.
Stock Awards: Pursuant to the terms and conditions of certain executive employment agreements, in connection with the consummation of the Business Combination, 2,013,006 shares of restricted stock were issued during the year ended December 31, 2020, of which 200,000 shares immediately vested and the remainder of shares were to vest ratably pursuant the respective employment agreements over the requisite service period of four years.
In addition, we granted 1,026,387 and 386,639 RSUs to employees, during the years ended December 31, 2021 and 2020, respectively, which, with the exception of 80,350 RSUs granted during the year ended December 31, 2021, that vested immediately, vest ratably in equal installments over the requisite service period of four years. The grant date fair value of our Stock Awards is based on the closing stock price of the Company’s shares of Common Stock on the date of grant.

The following table contains information on our Stock Awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2021	2,215,637	$14.54
Granted	1,044,781	$41.24
Vested	(271,828)	$22.19
Forfeited	(118,910)	$15.12
Nonvested as of December 31, 2021	2,869,680	$23.51
As of December 31, 2021, the unamortized compensation cost not yet recognized related to Stock Awards totaled $48.4 million and the weighted-average period over which the costs are expected to be recognized was 2.3 years. The total fair value of Stock Awards that vested during the years ended December 31, 2021 and 2020, was $10.9 million and $2.9 million, respectively.
Stock-Based Compensation Expense: During the years ended December 31, 2021 and 2020, the Company recognized $22.9 million and $5.0 million, respectively, of stock-based compensation expense, which is principally included within the Consolidated Statements of Operations in “General and administrative.” The total income tax benefit recognized within the Consolidated Statements of Operations for stock-based compensation arrangements was $3.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. There was no stock-based compensation expense recognized for the year ended December 31, 2019.
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

Offtake Advances
The Company’s Offtake Advances are classified within Level 3 of the fair value hierarchy because there are unobservable inputs that follow an imputed interest rate model to calculate the amortization of the embedded debt discount, which is recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. This model-based valuation technique, for which there are unobservable inputs, was used to estimate the fair value of the liability balance classified within Level 3 of the fair value hierarchy.
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
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,179,297	$1,179,297	$1,179,297	$—	$—
Restricted cash	$1,860	$1,860	$1,860	$—	$—
Financial liabilities:
Convertible Notes	$674,927	$880,026	$880,026	$—	$—
Offtake Advances	$16,082	$16,501	$—	$—	$16,501
Equipment notes	$9,661	$9,737	$—	$9,737	$—

	December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$519,652	$519,652	$519,652	$—	$—
Restricted cash	$12,788	$12,788	$12,788	$—	$—
Financial liabilities:
Offtake Advances	$66,450	$68,151	$—	$—	$68,151
Equipment notes	$2,102	$2,077	$—	$2,077	$—
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
Basic EPS is computed based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their effect is anti-dilutive.

	For the year ended December 31,
	2021	2020	2019
Weighted-average shares outstanding, basic	173,469,546	79,690,821	66,556,975
Assumed conversion of Public Warrants	2,840,624	—	—
Assumed conversion of Convertible Notes	11,997,860	—	—
Assumed conversion of restricted stock	1,257,360	—	—
Assumed conversion of restricted stock units	278,638	—	—
Weighted-average shares outstanding, diluted	189,844,028	79,690,821	66,556,975
The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	For the year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Calculation of basic EPS:
Net income (loss)	$135,037	$(21,825)	$(6,755)
Weighted-average shares outstanding, basic	173,469,546	79,690,821	66,556,975
Basic EPS	$0.78	$(0.27)	$(0.10)

Calculation of diluted EPS:
Net income (loss)	$135,037	$(21,825)	$(6,755)
Interest expense, net of tax(1):
Convertible Notes	3,366	—	—
Diluted income (loss)	$138,403	$(21,825)	$(6,755)
Weighted-average shares outstanding, diluted	189,844,028	79,690,821	66,556,975
Diluted EPS	$0.73	$(0.27)	$(0.10)
(1)The year ended December 31, 2021, was tax-effected at a rate of 15.7%. As discussed in Note 9, “Debt Obligations,” the Convertible Notes were issued in March 2021; therefore, no adjustment is required for the years ended December 31, 2020 and 2019.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	For the year ended December 31,
	2021	2020	2019
Public Warrants	—	11,499,968	—
Restricted stock	—	1,813,006	—
RSUs	18,322	397,662	—
Total	18,322	13,710,636	—
NOTE 18—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: Product sales to Shenghe were $326.6 million, $133.7 million and $73.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are discussed in more detail in Note 5, “Revenue Recognition.” Cost of sales, which includes shipping and freight, related to sales made to Shenghe was $76.0 million, $63.3 million and $60.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Purchases: The Company purchases reagent products (produced by an unrelated third party manufacturer) used in the flotation process from Shenghe. Purchases for the years ended December 31, 2021, 2020 and 2019, totaled $4.8 million, $2.6 million and $3.2 million, respectively.
Royalty Agreement: In April 2017, MPMO entered into a 30-year mineral lease and license agreement with SNR (the “Royalty Agreement”) under which MPMO paid royalties to SNR in the amount of 2.5% of the gross proceeds from the sale of rare earth products made from ores extracted from the Mountain Pass mine, subject to a minimum non-refundable royalty of $0.5 million per year. Excluding payments of these minimums (which were treated as a reduction to the obligation), royalty expense was $2.4 million and $1.9 million, and the Company paid out $4.3 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.
At the time of entering into the Royalty Agreement, MPMO and SNR had shareholders common to both entities; however, they were not partners in business nor did they hold any other joint interest. In connection with the Business Combination, MPMO and SNR both became wholly-owned subsidiaries of the Company. Consequently, the intercompany transactions between MPMO and SNR after the date of the SNR Mineral Rights Acquisition and the Business Combination eliminate in consolidation, including the effects of the Royalty Agreement.
Accounts Receivable: As of December 31, 2021 and 2020, $49.9 million and $3.5 million of the accounts receivable, respectively, and as stated on the Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
Indebtedness: The Company’s related-party debt is described in Note 9, “Debt Obligations.”
NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the non-cash components of the June 2020 Modification, as discussed in Note 4, “Relationship and Agreements with Shenghe,” and the cash flow information pertaining to lease activity, as presented in Note 10, “Lease Obligations,” other supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$1,204	$3,089	$926
Cash payment related to income taxes, net	$4,172	$255	$1
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$9,407	$1,216	$569
Property, plant and equipment purchased but not yet paid	$14,082	$4,054	$—
SNR Mineral Rights Acquisition	$—	$324,125	$—
Revenue recognized in exchange for debt principal reduction(1)	$54,802	$21,312	$—
Decrease in estimates of asset retirement costs	$8,713	$—	$—
Paycheck Protection Loan forgiveness	$3,401	$—	$—
(1)Of the amounts for the years ended December 31, 2021 and 2020, $52.8 million and $12.0 million, respectively, pertained to product sales to Shenghe, as discussed in Note 9, “Debt Obligations.” Additionally, $2.0 million pertained to the tariff rebate for the year ended December 31, 2021, and $9.3 million pertained to the tariff rebate and changes in estimates of realized prices of prior period sales for the year ended December 31, 2020, as discussed in Note 5, “Revenue Recognition.”
NOTE 20—SUBSEQUENT EVENTS
In February 2022, we were awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Policy to design and build a facility to process heavy rare earth elements (“HREE”). Successful completion of this project will establish the first processing and separation facility of its kind for HREEs in support of commercial and defense applications in the United States. The HREE processing and separations facility will be built at Mountain Pass and tie in with the rest of our Stage II facilities.
In February 2022, the Company entered into a term sheet with Shenghe which provides that once the A&R Offtake Agreement expires, the Company will continue to sell and Shenghe will continue to purchase the Company’s rare earth concentrate under an offtake arrangement. In connection with this term sheet, the Company is currently negotiating a new offtake agreement with Shenghe. As discussed in Note 4, “Relationship and Agreements with Shenghe,” and Note 9, “Debt Obligations,” by the end of the first quarter of 2022, upon full repayment of the Prepaid Balance, which is accounted for as a debt obligation, the A&R Offtake Agreement will terminate.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control— Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the year ended December 31, 2021, there were no changes in our internal control over financing reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal control over financing reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2022 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:
(1)Report of Independent Registered Public Accounting Firm
Auditor Name: KPMG LLP
Auditor Location: Denver, CO
Auditor Firm ID: 185
Financial Statements (see Item 8. “Financial Statements and Supplementary Data” and incorporated herein by reference).
(2)Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).
(3)Exhibits (incorporated herein by reference or filed as part of this Annual Report).

Exh. No.	Description
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

3.1	Second Amended and Restated Certificate of Incorporation of MP Materials Corp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

Exh. No.	Description
3.2	Amended and Restated Bylaws of MP Materials Corp. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

4.1*	Description of Securities.

4.2
Indenture, dated as of March 26, 2021, by and between MP Materials Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

4.3
Form of 0.25% Green Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2020).

10.2
Amended and Restated Registration Rights Agreement, dated November 17, 2020, by and between MP Materials Corp.(f/k/a Fortress Value Acquisition Corp.) and the restricted stockholders (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

10.3
Registration Rights Agreement, dated as of March 26, 2021, by and among MP Materials Corp. and BofA Securities, Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers of the Convertible Notes (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2021).

10.4†	MP Materials Corp. 2020 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

10.5	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

10.6†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and James H. Litinsky (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.7†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Ryan Corbett (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.8†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Michael Rosenthal (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.9†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Elliot D. Hoops (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.10†
Employment Agreement, dated July 15, 2020, by and between MP Materials Corp. and Sheila Bangalore (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

10.11†
Transition and Resignation Agreement, dated as of April 26, 2021, between MP Materials Corp. and Sheila Bangalore (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

10.12†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

10.13†
Form of MP Materials Corp. 2020 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

10.14†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021).

Exh. No.	Description
10.15†*	Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement.

10.16+
Amended and Restated Offtake Agreement, dated as of May 19, 2020, between MPMO and Shenghe Resources (Singapore) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2020).

10.17†	MP Materials Corp. 2021 Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated November 23, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 23, 2020).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of SRK Consulting (U.S.), Inc.

23.3*	Consent of CRU International Ltd.

23.4*	Consent of SGS North America, Inc.

24.1*	Power of Attorney (included as part of signature page).

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

96.1*	Technical Report Summary of SRK Consulting (U.S.), Inc. prepared for MP Materials Corp. and issued effective as of September 30, 2021.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MP MATERIALS CORP.

Dated:	February 28, 2022	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer
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

Name	Title	Date

/s/ James H. Litinsky	Chief Executive Officer (principal executive officer), Chairman of the Board of Directors and Director	February 28, 2022
James H. Litinsky

/s/ Ryan Corbett	Chief Financial Officer (principal financial and accounting officer)	February 28, 2022
Ryan Corbett

/s/ Gen. Richard B. Myers	Director	February 28, 2022
Gen. Richard B. Myers

/s/ Andrew A. McKnight	Director	February 28, 2022
Andrew A. McKnight

/s/ Daniel Gold	Director	February 28, 2022
Daniel Gold

/s/ Randall Weisenburger	Director	February 28, 2022
Randall Weisenburger

/s/ Maryanne R. Lavan	Director	February 28, 2022
Maryanne R. Lavan

/s/ Connie K. Duckworth	Director	February 28, 2022
Connie K. Duckworth