Form 10-Q
period 2022-03-31
MP Materials Corp. / DE
filed 2022-05-06
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2022, the number of shares of the registrant’s common stock outstanding was 177,526,827.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•uncertainties relating to the COVID-19 pandemic;
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
ii

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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$1,233,300	$1,179,297
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	37,108	51,009
Inventories	39,619	38,692
Prepaid expenses and other current assets	6,447	7,809
Total current assets	1,316,474	1,276,807
Non-current assets
Property, plant and equipment, net	668,488	610,612
Other non-current assets	2,249	2,247
Total non-current assets	670,737	612,859
Total assets	$1,987,211	$1,889,666
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$41,654	$35,734
Income taxes payable	5,246	3,463
Current installments of long-term debt—related party	—	16,082
Other current liabilities	4,675	4,264
Total current liabilities	51,575	59,543
Non-current liabilities
Asset retirement obligations	17,888	17,615
Environmental obligations	16,594	16,598
Long-term debt, net of current portion	675,804	674,927
Deferred income taxes	127,979	104,500
Other non-current liabilities	7,003	7,751
Total non-current liabilities	845,268	821,391
Total liabilities	896,843	880,934
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,526,007 and 177,816,554 shares issued and outstanding, as of March 31, 2022, and December 31, 2021, respectively)	18	18
Additional paid-in capital	932,384	936,299
Retained earnings	157,966	72,415
Total stockholders’ equity	1,090,368	1,008,732
Total liabilities and stockholders’ equity	$1,987,211	$1,889,666
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenue:
Product sales (including related party)	$161,755	$59,739
Other sales (including related party)	4,503	232
Total revenue	166,258	59,971

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	23,173	17,936
Selling, general and administrative	20,565	13,458
Advanced projects, development and other	1,818	125
Depreciation, depletion and amortization	5,260	6,150
Accretion of asset retirement and environmental obligations	418	593
Total operating costs and expenses	51,234	38,262
Operating income	115,024	21,709
Other income, net	194	55
Interest expense, net	(1,905)	(1,154)
Income before income taxes	113,313	20,610
Income tax expense	(27,762)	(4,491)
Net income	$85,551	$16,119

Earnings per share:
Basic	$0.49	$0.10
Diluted	$0.45	$0.09

Weighted-average shares outstanding:
Basic	176,355,566	168,922,566
Diluted	193,490,330	179,319,489
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(in thousands, except share data)	Shares		Shares	Amount
Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$1,008,732
Stock-based compensation	—	—	46,882	—	10,179	—	10,179
Shares used to settle payroll tax withholding	—	—	(337,429)	—	(14,094)	—	(14,094)
Net income	—	—	—	—	—	85,551	85,551
Balance as of March 31, 2022	—	$—	177,526,007	$18	$932,384	$157,966	$1,090,368

Balance as of January 1, 2021	—	$—	170,719,979	$17	$916,482	$(62,622)	$853,877
Stock-based compensation	—	—	36,320	—	5,673	—	5,673
Shares used to settle payroll tax withholding	—	—	(10,435)	—	(334)	—	(334)
Net income	—	—	—	—	—	16,119	16,119
Other	—	—	—	—	(178)	—	(178)
Balance as of March 31, 2021	—	$—	170,745,864	$17	$921,643	$(46,503)	$875,157
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$85,551	$16,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,260	6,150
Accretion of asset retirement and environmental obligations	418	593
Loss (gain) on sale or disposal of long-lived assets, net	257	(133)
Stock-based compensation expense	9,773	5,673
Accretion of debt discount and amortization of debt issuance costs	1,394	1,064
Revenue recognized in exchange for debt principal reduction	(13,566)	(11,276)
Deferred income taxes	23,479	4,162
Decrease (increase) in operating assets:
Accounts receivable (including related party)	13,901	(10,336)
Inventories	(927)	(2,826)
Prepaid expenses, other current and non-current assets	694	(2,231)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(7,176)	3,050
Income taxes payable	1,783	—
Other current and non-current liabilities	130	(674)
Net cash provided by operating activities	120,971	9,335
Investing activities:
Additions of property, plant and equipment	(54,932)	(19,298)
Proceeds from sale of property, plant and equipment	—	125
Proceeds from government awards used for construction	5,130	—
Net cash used in investing activities	(49,802)	(19,173)
Financing activities:
Proceeds from issuance of long-term debt	—	690,000
Principal payments on debt obligations and finance leases	(3,817)	(276)
Payment of debt issuance costs	—	(17,419)
Tax withholding on stock-based awards	(14,094)	(334)
Other	—	(178)
Net cash provided by (used in) financing activities	(17,911)	671,793
Net change in cash, cash equivalents and restricted cash	53,258	661,955
Cash, cash equivalents and restricted cash beginning balance	1,181,157	532,440
Cash, cash equivalents and restricted cash ending balance	$1,234,415	$1,194,395

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,233,300	$1,181,515
Restricted cash, current	587	3,765
Restricted cash, non-current	528	9,115
Total cash, cash equivalents and restricted cash	$1,234,415	$1,194,395
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
We currently produce a rare earth concentrate that we sell pursuant to an offtake agreement to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”) whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. We are currently recommissioning, upgrading and enhancing the processing facility at Mountain Pass to provide for the separation of the individual rare earth elements contained in our concentrate (referred to as the “Stage II optimization project” or “Stage II”), that will allow us to sell separated rare earth oxides directly to end users. In addition, we recently began construction on our initial rare earth, metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”) as a part of our Stage III downstream expansion strategy (“Stage III”). For more information on our relationship and agreements with Shenghe, see Note 3, “Relationship and Agreements with Shenghe,” and Note 13, “Related-Party Transactions.”
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The unaudited Condensed Consolidated Financial Statements include the accounts of MP Materials Corp. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Risk: As of March 31, 2022, Shenghe, a related party of the Company, accounted for more than 90% of product sales. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
Furthermore, while revenue is generated in the United States, our principal customer conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China. In addition, there is an ongoing economic conflict between China and the United States that has resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations.
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
Furthermore, as the situation continues to evolve, including as a result of new and potential future variants of COVID-19, the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations. The extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.
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
Recently Issued Accounting Pronouncements: There were no new accounting pronouncements recently issued or effective during the three months ended March 31, 2022, that had or would be expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—RELATIONSHIP AND AGREEMENTS WITH SHENGHE
Offtake Agreement
In March 2022, the Company entered into an offtake agreement with Shenghe (the “Offtake Agreement”), which became effective upon the termination of the A&R Offtake Agreement (as discussed and defined below). The initial term of the Offtake Agreement is two years, with the option to extend the term at the Company’s discretion for an additional one-year period.
Pursuant to the Offtake Agreement, and subject to certain exclusions, Shenghe shall purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. Under the Offtake Agreement, Shenghe will be paid a variable commission on net proceeds to the Company.
Similar to the A&R Offtake Agreement, the sales price of rare earth concentrate sold to Shenghe is based on an agreed-upon price per metric ton, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe.
Original Commercial Agreements
In May 2017, the Company entered into a set of commercial arrangements with Shenghe, which included a technical services agreement (the “TSA”) and an offtake agreement (the “Original Offtake Agreement”). The Original Offtake Agreement required Shenghe to advance the Company an initial $50.0 million (the “Initial Prepayment Amount”) to fund the restart of operations at the mine and the TSA required Shenghe to fund any additional operating and capital expenditures required to bring Mountain Pass to full operability. Shenghe also agreed to provide additional funding of $30.0 million to the Company pursuant to a separate letter agreement dated June 20, 2017 (the “Letter Agreement”) (the “First Additional Advance”), in connection with our acquisition of Mountain Pass. In addition to the repayment of the First Additional Advance, pursuant to the Letter Agreement, the Initial Prepayment Amount increased by $30.0 million. We refer to the aggregate prepayments made by Shenghe pursuant to the Original Offtake Agreement and the Framework Agreement (defined below), as adjusted for Gross Profit Recoupment (defined below) amounts and any other qualifying repayments to Shenghe, inclusive of the $30.0 million increase to the Initial Prepayment Amount, as the “Prepaid Balance.”
Under the Original Offtake Agreement, we sold to Shenghe, and Shenghe purchased on a firm “take or pay” basis, all of the rare earth products produced at Mountain Pass. Shenghe marketed and sold these products to customers, and retained the gross profits earned on subsequent sales. The gross profits were credited against the Prepaid Balance, and provided the means by which we repaid, and Shenghe recovered, such amounts (the “Gross Profit Recoupment”).
Framework Agreement and Restructured Commercial Agreements
In May 2020, the Company entered into a framework agreement and amendment (the “Framework Agreement”) with Shenghe and Leshan Shenghe that restructured the commercial arrangements and provided for, among other things, a revised funding amount and schedule to settle Shenghe’s prepayment obligations to the Company, as well as an amendment to the Original Offtake Agreement, as discussed below.
Pursuant to the Framework Agreement, the Company entered into an amended and restated offtake agreement with Shenghe on May 19, 2020 (the “A&R Offtake Agreement”), which, upon effectiveness, superseded and replaced the Original Offtake Agreement. Pursuant to the Framework Agreement, Shenghe funded the remaining portion of the Initial Prepayment Amount and agreed to fund an additional $35.5 million advance (the “Second Additional Advance” and together with the Initial Prepayment Amount, inclusive of the $30.0 million increase pursuant to the Letter Agreement, the “Offtake Advances”), which amounts were fully funded in June 2020.
The A&R Offtake Agreement maintained the key take-or-pay, amounts owed on actual and deemed advances from Shenghe, and other terms of the Original Offtake Agreement, with the following changes, among other items: (i) as to the offtake products subject to the A&R Offtake Agreement, provided that if we sold such offtake products to a third party, then, until the Prepaid Balance was reduced to zero, we would pay an agreed percentage of our revenue from such sales to Shenghe, to be credited against the amounts owed on Offtake Advances; (ii) provided that the sales price to be paid by Shenghe for our rare earth products (a portion of which reduces the Prepaid Balance rather than being paid in cash) would be based on market prices (net of taxes, tariffs and certain other agreed charges) less applicable discounts; and (iii) obliged us to pay Shenghe, on an annual basis, an amount equal to our annual net income, less any amounts recouped through the Gross Profit Recoupment mechanism over the course of the year, until the Prepaid Balance was reduced to zero.
The sales price and other terms applicable to a quantity of offtake products were set forth in monthly purchase agreements between the Company and Shenghe. In March 2022, the Company made a $2.9 million payment to Shenghe pursuant to item (iii) discussed above. Upon payment by the Company, the Prepaid Balance was repaid in full, and the A&R Offtake Agreement was terminated.
NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2022	December 31, 2021
(in thousands)
Materials and supplies	$11,246	$10,711
In-process	26,799	25,574
Finished goods	1,574	2,407
Total inventory	$39,619	$38,692

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021
(in thousands)
Land and land improvements	$15,764	$7,925
Buildings and building improvements	8,835	8,791
Machinery and equipment	62,331	61,822
Assets under construction	186,236	134,327
Mineral rights	438,719	437,376
Property, plant and equipment	711,885	650,241
Less: Accumulated depreciation and depletion	(43,397)	(39,629)
Property, plant and equipment, net	$668,488	$610,612
Capitalized Costs: The Company capitalized expenditures of $68.0 million and $27.3 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized expenditures for the three months ended March 31, 2022, related to assets under construction to support the Company’s Stage II optimization project and its rare earth metal, alloy and magnet manufacturing facility as a part of Stage III, including the purchase of approximately 18 acres of land in Fort Worth, Texas, in February 2022. Capitalized expenditures for the three months ended March 31, 2021, mostly related to vehicles, machinery, equipment, and assets under construction to support the Stage II optimization project and other capital projects at Mountain Pass.
Government Awards: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the three months ended March 31, 2022, pursuant to the TIA, the Company has received $5.1 million in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which are currently included in “Assets under construction.” As of March 31, 2022, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment Program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Production Project Agreement”). The Company must utilize the funds to acquire property and equipment that will contribute to commercial-scale production of separated HREE at Mountain Pass. The Company will be paid fixed amounts upon the completion of certain project milestones. In exchange for these funds, the DOD will have certain rights to technical data following the completion of the project. The funds received pursuant to the HREE Production Project Agreement will reduce the carrying amount of the fixed assets associated with the Company’s HREE separations facility, which will tie into the Company’s other Stage II facilities.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended March 31,
(in thousands)	2022	2021
Depreciation expense	$2,101	$1,529
Depletion expense	$3,069	$4,531
There were no impairments recognized for the three months ended March 31, 2022 and 2021.

NOTE 6—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	March 31, 2022	December 31, 2021
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(14,196)	(15,073)
Net carrying amount	675,804	674,927
Less: Current installments of long-term debt	—	—
Long-term debt, net of current portion	$675,804	$674,927

Long-term debt to related party
Offtake Advances	$—	$16,599
Less: Unamortized debt discount	—	(517)
Net carrying amount	—	16,082
Less: Current installments of long-term debt to related party	—	(16,082)
Long-term debt to related party, net of current portion	$—	$—
Convertible Notes
In March 2021, the Company issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning on April 5, 2024.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of notes. As of March 31, 2022, based on the conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266 and the amount by which the Convertible Notes’ if-converted value exceeded its principal amount was $440.4 million.
Offtake Advances
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe was paid in the form of debt reduction, rather than cash. In addition, the Company had to pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three months ended March 31, 2022 and 2021, $14.2 million and $9.2 million, respectively, of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 14, “Supplemental Cash Flow Information”). During the three months ended March 31, 2022, the Company made a payment to Shenghe of $0.2 million based on sales to other parties. No amounts were required to be paid based on asset sales.
The A&R Offtake Agreement did not have a stated rate (and was non-interest-bearing), and repayment was contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income. The imputed interest rate was a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. The Company had determined that it would recognize adjustments from these estimates following a prospective method where the Company updated its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The effective rate applicable from the June 5, 2020, inception to March 31, 2022, was between 4.41% and 24.75%.

As discussed in Note 3, “Relationship and Agreements with Shenghe,” the Company made a $2.9 million payment to Shenghe in March 2022. Upon payment by the Company, the Prepaid Balance was repaid in full, and the A&R Offtake Agreement was terminated.
Tariff-Related Rebates: In May 2020, the government of the People’s Republic of China suspended certain tariffs that had been charged to consignees of our product on imports, and provided such relief retroactive to March 2020. In addition, Shenghe began negotiating for tariff rebates from sales prior to March 2020, which affected Shenghe’s realized prices, and thus the Prepaid Balance. These, in turn, affected the Company’s realized prices on prior sales. While additional tariff rebates were possible, the Company did not have insight into Shenghe’s negotiations or their probability of success, and such negotiations were outside of the Company’s control. Thus, the Company fully constrained estimates of any future tariff rebates that may have been realized at that time.
In January 2021, the Company received information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million of revenue for the three months ended March 31, 2021. Additionally, for the three months ended March 31, 2021, the Company recorded a reduction in the principal balance of the debt obligation and the corresponding debt discount of $2.2 million and $0.2 million, respectively.
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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2022	December 31, 2021
(in thousands)
Equipment notes
Current	$2,484	$2,566
Non-current	6,514	7,095
	$8,998	$9,661
Interest expense
Interest expense related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2022	2021
Coupon interest	$431	$24
Amortization of debt issuance costs	877	48
Convertible Notes interest expense	$1,308	$72
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 4.0 years as of March 31, 2022.
As of March 31, 2022, none of the agreements or indentures governing our indebtedness contain financial covenants.
NOTE 7—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations (“AROs”) based on the requirements to reclaim its mine pit and related processing and separations facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of March 31, 2022, the Company estimated a significant portion of the cash outflows for the major reclamation and the retirement of Mountain Pass will be incurred beginning in 2057.

In June 2021, San Bernardino County approved the Company’s re-zoning request for certain of its properties such that certain of the Company’s processing facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation, which may obviate the Company’s current requirement to demolish and reclaim the impacted areas. In March 2022, based on the Company’s preliminary evaluation of the impact of the re-zoning, the Company submitted a revised reclamation plan to San Bernardino County for review. After acceptance of the reclamation plan by San Bernardino County and final approval by the State of California, which have not yet occurred as of March 31, 2022, the Company will update the estimated cash flows underlying its ARO, as the Company’s existing reclamation obligations will not be legally reduced until such approval is obtained.
As of March 31, 2022, the credit-adjusted risk-free rate ranged between 6.5% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments or decrements for the three months ended March 31, 2022 and 2021.
The balance as of March 31, 2022, and December 31, 2021, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the AROs were $167.2 million and $167.3 million as of March 31, 2022, and December 31, 2021, respectively.
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of both March 31, 2022, and December 31, 2021, the Company had financial assurance requirements of $39.0 million, which were satisfied with surety bonds placed with the California state and regional agencies.
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
As of March 31, 2022, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 26 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three months ended March 31, 2022 and 2021.
The total estimated aggregate undiscounted cost of $27.6 million and $27.7 million as of March 31, 2022, and December 31, 2021, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of March 31, 2022, and December 31, 2021, included current portions of $0.5 million.
NOTE 8—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 24.5% and 21.8% for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance, if any. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Litigation: The Company may become party to lawsuits, administrative proceedings and government investigations, including environmental, regulatory, and other matters, in the ordinary course of business. Large, and sometimes unspecified, damages or penalties may be sought in some matters, and certain matters may require years to resolve.
In January 2019, a former employee filed a complaint with the California Labor & Workforce Development Agency alleging numerous violations of California labor law, and subsequently filed a representative action against the Company. In

October 2021, we entered into a memorandum of understanding to settle the lawsuit in the amount of $1.0 million, including legal fees, subject to the court’s approval of the class settlement.
NOTE 10—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of March 31, 2022, there were 6,596,361 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation: During the three months ended March 31, 2022 and 2021, the Company recognized $9.8 million and $5.7 million, respectively, of stock-based compensation expense, which is principally included in the unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative.” Additionally, during the three months ended March 31, 2022, the Company capitalized $0.4 million of stock-based compensation to “Property, plant and equipment.” No stock-based compensation was capitalized to “Property, plant and equipment” during the three months ended March 31, 2021.
NOTE 11—FAIR VALUE MEASUREMENTS
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
Offtake Advances
The Company’s Offtake Advances were classified within Level 3 of the fair value hierarchy as of December 31, 2021, because there were unobservable inputs that followed an imputed interest rate model to calculate the amortization of the embedded debt discount, which was recognized as non-cash interest expense, by estimating the timing of anticipated payments and reductions of the debt principal balance. This model-based valuation technique, for which there were unobservable inputs, was used to estimate the fair value of the liability classified within Level 3 of the fair value hierarchy as of December 31, 2021.

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
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,233,300	$1,233,300	$1,233,300	$—	$—
Restricted cash	$1,115	$1,115	$1,115	$—	$—
Financial liabilities:
Convertible Notes	$675,804	$1,001,432	$1,001,432	$—	$—
Equipment notes	$8,998	$8,817	$—	$8,817	$—

	December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,179,297	$1,179,297	$1,179,297	$—	$—
Restricted cash	$1,860	$1,860	$1,860	$—	$—
Financial liabilities:
Convertible Notes	$674,927	$880,026	$880,026	$—	$—
Offtake Advances	$16,082	$16,501	$—	$—	$16,501
Equipment notes	$9,661	$9,737	$—	$9,737	$—
NOTE 12—EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended March 31,
	2022	2021
Weighted-average shares outstanding, basic	176,355,566	168,922,566
Assumed conversion of public warrants(1)	—	7,922,357
Assumed conversion of Convertible Notes	15,584,409	1,038,961
Assumed conversion of restricted stock	1,148,539	1,176,133
Assumed conversion of restricted stock units	401,816	259,472
Weighted-average shares outstanding, diluted	193,490,330	179,319,489
(1)Warrants to purchase 11,499,968 shares of the Company’s common stock at $11.50 per share were issued in connection with Fortress Value Acquisition Corp.’s initial public offering pursuant to a warrant agreement, dated April 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. The warrants were redeemed through a cashless exercise in the second quarter of 2021.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the three months ended March 31,
(in thousands, except share and per share data)	2022	2021
Calculation of basic EPS:
Net income	$85,551	$16,119
Weighted-average shares outstanding, basic	176,355,566	168,922,566
Basic EPS	$0.49	$0.10

Calculation of diluted EPS:
Net income	$85,551	$16,119
Interest expense, net of tax(1):
Convertible Notes	988	57
Diluted income	$86,539	$16,176
Weighted-average shares outstanding, diluted	193,490,330	179,319,489
Diluted EPS	$0.45	$0.09
(1)The three months ended March 31, 2022 and 2021, were tax-effected at a rate of 24.5% and 21.8%, respectively.
NOTE 13—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into sales agreements in which Shenghe purchases the Company’s rare earth products at sale prices based on the ultimate market price of the product realized by Shenghe upon sales to their customers. Product sales from these agreements with Shenghe were $155.0 million and $59.7 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, in March 2022, the Company entered into a sales agreement with Shenghe for certain stockpiles of rare earth fluoride (“REF”). Sales of REF, which are included in the unaudited Condensed Consolidated Statements of Operations in “Other sales (including related party),” were $4.1 million for the three months ended March 31, 2022. Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $22.6 million and $17.8 million for the three months ended March 31, 2022 and 2021, respectively.
Purchases: The Company purchases certain reagent products (produced by an unrelated third-party manufacturer) used in the flotation process from Shenghe. Total purchases for the three months ended March 31, 2022 and 2021, totaled $1.2 million and $0.7 million, respectively.
Accounts Receivable: As of March 31, 2022, and December 31, 2021, $32.0 million and $49.9 million of the accounts receivable, respectively, and as stated on the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
Indebtedness: The Company’s related-party debt is described in Note 6, “Debt Obligations.”
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$83	$39
Cash payment (refund) related to income taxes	$2,500	$(6)
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$—	$9,407
Property, plant and equipment purchased but not yet paid	$13,096	$7,985
Finance right-of-use assets obtained in exchange for finance lease liabilities	$—	$36
Revenue recognized in exchange for debt principal reduction	$13,566	$11,276

NOTE 15—SUBSEQUENT EVENTS
In April 2022, the Company entered into a definitive long-term supply agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that is expected to begin in late 2023, starting with alloy. The definitive long-term supply agreement solidifies the terms of a binding agreement announced by the Company in December 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References herein to the “Company,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
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
Rare earth elements (“REE”) are fundamental building blocks of the modern economy, impacting trillions of dollars in global economic activity through the enablement of end products across industries including transportation, clean energy, robotics, national defense and consumer electronics, among others. Neodymium (“Nd”) and praseodymium (“Pr”) are rare earth elements which in combination form neodymium-praseodymium (“NdPr”), which represents a majority of the value contained in our rare earth concentrate. NdPr is most often utilized in NdPr magnets, which are also commonly referred to as “neo,” “NdFeB,” “NIB,” or permanent magnets and are made predominantly from an alloy of NdPr, iron and boron. NdPr magnets are the most widely used type of rare earth magnets and are critical for many advanced technologies that are experiencing strong secular growth, including electric vehicles (“EV”), drones, defense systems, wind turbines, robotics and many others. The rapid growth of these and other advanced motion technologies is expected to drive substantial demand growth for NdPr.
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
We currently produce a rare earth concentrate that we sell to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., which, in turn, typically sells that product to refiners in China. These refiners separate the constituent REE contained in our concentrate and sell the separated products to their customers. Upon completion of our Stage II optimization project (“Stage II”), we anticipate producing separated rare earth oxides (“REO”), including NdPr oxide, and selling these products directly to end users, at which time we may no longer sell our concentrate.
In February 2022, we commenced construction of our initial rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”). Furthermore, in April 2022, we entered into a definitive long-term supply agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that is expected to begin in late 2023, starting with alloy. The definitive long-term supply agreement solidifies the terms of a binding agreement announced by the Company in December 2021. These developments are a part of our Stage III downstream expansion strategy (“Stage III”).

Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2022	2021	$	%
REO production volume (MTs)	10,828	9,849	979	10%
REO sales volume (MTs)	11,706	9,793	1,913	20%
Realized price per REO MT	$13,818	$5,891	$7,927	135%
Production cost per REO MT	$1,594	$1,475	$119	8%
REO Production Volume
We measure our REO-equivalent production volume for a given period in metric tons (“MTs”), our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency.
The rare earth concentrate we currently produce is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of embedded REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals and residual moisture from the production process. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore. As noted above, upon completion of Stage II, we expect to refine our rare earth concentrate to produce separated rare earths, including NdPr oxide.
REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold for purposes of this performance indicator once we recognize revenue on its sale. Our REO sales volume is a key measure of our ability to convert our production into revenue.
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our Total Value Realized (see below) for a given period and (ii) our REO sales volume for the same period. We define Total Value Realized, which is a non-GAAP financial measure, as our product sales adjusted for the revenue impact of tariff rebates related to prior period sales.
Realized price per REO MT is an important measure of the market price of our product. Accordingly, we calculate realized price per REO MT to reflect a consistent basis between periods by eliminating the revenue impact of tariff-related rebates. See the “Non-GAAP Financial Measures” section below for a reconciliation of our Total Value Realized, which is a non-GAAP financial measure, to our product sales, which is determined in accordance with generally accepted accounting principles in the United States (“GAAP”), as well as the calculation of realized price per REO MT.
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
Demand for REE
The key demand driver for REE is their use in a diverse array of growing end markets, including: clean-energy and transportation technologies (e.g., traction motors in EVs and generators in wind power turbines); high-technology applications (e.g., miniaturization of smart phones and other mobile devices, fiber optics, lasers, robotics, medical devices, etc.); critical defense applications (e.g., guidance and control systems, global positioning systems, radar and sonar, drones, etc.); and essential industrial infrastructure (e.g., advanced catalyst applications in oil refining and pollution-control systems in traditional internal-combustion automobiles, etc.). We believe these drivers will fuel the continued growth of the rare earth market, particularly the market for NdPr and permanent magnets.
We believe we benefit from several demand tailwinds for REE, and particularly for NdPr. These include the trend toward geographic supply chain diversification, particularly in relation to China, the U.S. government strategy to restore domestic supply of key minerals, and the increasing acceptance of environmental, social and governance mandates. However, changes in technology may also drive down the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. We also operate in a competitive industry, and many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards and production costs are typically lower than in the United States.
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
The success of our business reflects our ability to manage our costs. Our production achievements in Stage I have provided economies of scale to lower production costs per unit of REO produced in concentrate. Stage II is designed to enable us to continue to manage our cost structure for separating REE through an optimized facility process flow. The reintroduction of the oxidizing roasting step will allow us to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is uniquely suitable to low-cost refining by selectively eliminating the need to carry lower-value cerium through the separations process. The recommissioning of our natural gas-powered combined heat and power (“CHP”) plant, which was completed in December 2021, removed our reliance on the regional electric power grid. Further, our location offers significant transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping of our final products.
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
Development of Our REE Refining Capabilities and Other Opportunities
Stage II is focused on advancing our operations from the production of rare earth concentrate to the separation of individual REE. Engineering, procurement, construction, and other recommissioning activities are underway and involve upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per unit of REO produced. As part of Stage II, we are in the process of reintroducing an oxidizing roasting circuit, reorienting the plant process flow, increasing product finishing capacity, improving wastewater management, and making other improvements to materials handling and storage. Upon completion of Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our concentrate.
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
In February 2022, we were awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Analysis and Sustainment Program to design and build a facility to process heavy rare earth elements (“HREE”). Successful completion of this project will establish the first processing and separation facility of its kind for HREEs in support of commercial and defense applications in the United States. The HREE processing and separations facility will be built at Mountain Pass and tie into our other Stage II facilities.
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
Recent Developments and Comparability of Results
Offtake Agreement with Shenghe
In March 2022, the Company entered into an offtake agreement with Shenghe (the “Offtake Agreement”), which became effective upon the termination of the A&R Offtake Agreement (as discussed and defined in Note 3, “Relationship and Agreements with Shenghe,” in the notes to the unaudited Condensed Consolidated Financial Statements). The initial term of the Offtake Agreement is two years, with the option to extend the term at the Company’s discretion for an additional one-year period. See the “Liquidity and Capital Resources” section below for additional information on the termination of the A&R Offtake Agreement.
Pursuant to the Offtake Agreement, and subject to certain exclusions, Shenghe shall purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. Under the Offtake Agreement, Shenghe will be paid a variable commission on net proceeds to the Company.
The sales price of rare earth concentrate sold to Shenghe is based on an agreed-upon price per MT, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe.
Tariff-Related Rebates
Starting in May 2020, the government of the People’s Republic of China granted retroactive tariff relief to certain importers of rare earth minerals including Shenghe and its affiliates and other consignees of our products, relating to periods prior to the formal lifting of the tariffs. As a result, Shenghe’s actual realized prices for the REO sold prior to May 2020 were higher than originally reported to us and resulted in tariff rebates to end customers, which contractually were due to Shenghe. On account of these rebates in the first quarter of 2021, we received from Shenghe a credit against our contractual commitments to them.
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
Furthermore, as the situation continues to evolve, including as a result of new and potential future variants of COVID-19, the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations. The extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenue:
Product sales	$161,755	$59,739	$102,016	171%
Other sales	4,503	232	4,271	1841%
Total revenue	166,258	59,971	106,287	177%

Operating costs and expenses:
Cost of sales(1)	23,173	17,936	5,237	29%
Selling, general and administrative	20,565	13,458	7,107	53%
Advanced projects, development and other	1,818	125	1,693	1354%
Depreciation, depletion and amortization	5,260	6,150	(890)	(14)%
Accretion of asset retirement and environmental obligations	418	593	(175)	(30)%
Total operating costs and expenses	51,234	38,262	12,972	34%
Operating income	115,024	21,709	93,315	430%
Other income, net	194	55	139	253%
Interest expense, net	(1,905)	(1,154)	(751)	65%
Income before income taxes	113,313	20,610	92,703	450%
Income tax expense	(27,762)	(4,491)	(23,271)	518%
Net income	$85,551	$16,119	$69,432	431%

Adjusted EBITDA	$132,257	$33,000	$99,257	301%
Adjusted Net Income	$96,337	$23,177	$73,160	316%
(1)Excludes depreciation, depletion and amortization.
Revenue consists primarily of product sales, which pertain to our sales of rare earth concentrate principally to Shenghe under the A&R Offtake Agreement for sales between January 2021 and February 2022, or the Offtake Agreement for sales beginning in March 2022. The sales price of rare earth concentrate sold to Shenghe under both agreements is based on an agreed-upon price per MT, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers.

The increase in product sales for the three months ended March 31, 2022, as compared to the prior year period, was driven by higher REO sales volume, which increased by 1,913 MTs, or 20%, to 11,706 MTs for the three months ended March 31, 2022, and a higher realized price per REO MT, which increased by 135%, reflecting higher demand for rare earth products. REO production volume increased by 979 MTs, or 10%, to 10,828 MTs for the three months ended March 31, 2022, as compared to the prior year period, primarily reflecting higher ore feed rates and mineral recoveries. The improvements were driven by continued optimization of the flotation circuit, including operational consistency, and adjustments to the reagent scheme developed through previous pilots that resulted in higher production and improved product quality.
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
Cost of sales for the three months ended March 31, 2022, increased year over year primarily due to higher REO sales volume. The increase in production cost per REO MT from $1,475 for the three months ended March 31, 2021, to $1,594 for the three months ended March 31, 2022, is primarily due to higher payroll costs and employee headcount, including an increase in hiring ahead of the completion of our Stage II optimization project, as well as slightly higher energy costs incurred following the restart of our CHP plant in January 2022. Cost discipline and production efficiencies achieved during the three months ended March 31, 2022, more than offset higher material and supplies costs.
Notwithstanding an increase in employee headcount as we progress toward completion of our Stage II optimization project, we believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies largely offsetting raw material and logistics pressures. We anticipate additional efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time. In addition, production cost per REO MT may vary period to period based on the timing of scheduled outages of our production facilities for maintenance as well as anticipated tie-ins of certain Stage II-related facilities in the next twelve months. See the “Quarterly Performance Trend” section below for further discussion on production cost per REO MT.
Selling, general and administrative expenses consist primarily of accounting, finance and administrative personnel costs, including stock-based compensation expense related to these personnel; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; facilities rent and other costs; office supplies; general facilities expenses; certain environmental, health, and safety expenses; and gain or loss on sale or disposal of long-lived assets.
Selling, general and administrative expenses for the three months ended March 31, 2022, reflect an increase in stock-based compensation expense of $4.6 million, primarily from a grant of restricted stock units made to our chief executive officer during the fourth quarter of 2021. Excluding stock-based compensation expense, selling, general and administrative expense increased by $2.5 million, or 28%, primarily due to increases in personnel costs and other general and administrative costs.
Advanced projects, development and other consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, certain government contracts, and start-up costs, as well as costs incurred to support growth and development initiatives or other opportunities. Advanced projects, development and other for the three months ended March 31, 2022, increased year over year primarily due to one-time start-up costs associated with restart of our CHP plant as well as certain costs associated with our Stage III initiatives that do not qualify for capitalization.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year decrease in depreciation, depletion and amortization for the three months ended March 31, 2022, primarily reflects a decrease in depletion resulting from a revision to extend our estimate of the remaining useful life of the mineral rights at the beginning of the fourth quarter of 2021.
Interest expense, net consists of the amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below); the amortization of the discount on our debt obligation to Shenghe; and the expense associated with the 0.25% per annum interest rate on our Convertible Notes, offset by interest capitalized. Interest expense, net for the three months ended March 31, 2022, increased year over year due to the timing of the issuance of the Convertible Notes in March 2021.

Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) was 24.5% and 21.8% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officer’s compensation, partially offset by the California competes tax credit awarded to us in the fourth quarter of 2021.
Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, quarterly production is impacted by the timing of scheduled outages of our production facilities for maintenance. Our realized price per REO MT for the quarterly periods prior to the second quarter of 2020 were adversely impacted by the imposition of Chinese import duties in 2018 (and subsequent increase in May 2019). The import duties were lifted in May 2020.
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2022	FY2021				FY2020
(in whole units or dollars)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
REO production volume (MTs)	10,828	10,261	11,998	10,305	9,849	9,337	10,197	9,287	9,682
REO sales volume (MTs)	11,706	9,674	12,814	9,877	9,793	10,320	9,429	10,297	8,321
Realized price per REO MT	$13,818	$10,101	$7,693	$7,343	$5,891	$4,070	$3,393	$3,093	$2,544
Production cost per REO MT	$1,594	$1,525	$1,449	$1,538	$1,475	$1,589	$1,389	$1,412	$1,300
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of March 31, 2022, we had $1,233.3 million of cash and cash equivalents and $690.0 million principal amount of long-term debt.
Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future, uncertainty exists as to the market price of REO, especially in light of the ongoing COVID-19 pandemic, including the emergence of new and potential future variants.
Our current working capital needs relate mainly to our mining and beneficiation operations. Our principal capital expenditure requirements relate mainly to the periodic replacement of mining or processing equipment, as well as our Stage II optimization project and related HREE project and the development of the Fort Worth Facility. Our future capital requirements will depend on several factors, including future acquisitions and potential additional investments in further downstream production.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. In accelerating the strategic opportunity for the separation of HREE, enhancements were made to the design and scope of the initial Stage II project. Including these enhancements and other factors impacting the remaining cost of completion, and including the initial costs of a HREE separation facility and the development and construction costs of the Fort Worth Facility as well as other growth and infrastructure investments at Mountain Pass, we expect to incur approximately $500 million of capital costs in 2022. We expect to incur further costs to complete the HREE separation facility and the Fort Worth Facility in 2023 and 2024.
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
Debt and Other Long-Term Obligations
Convertible Notes: In March 2021, we issued $690.0 million aggregate principal amount of 0.25% unsecured green convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “Convertible Notes”), at a price of par. Interest on the Convertible Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of notes.
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
Offtake Advances: In March 2022, the Company made a $2.9 million payment to Shenghe pursuant to an obligation under the A&R Offtake Agreement to pay Shenghe, on an annual basis, an amount equal to our annual net income, less any amounts recouped through the Gross Profit Recoupment mechanism over the course of the year, until the Prepaid Balance was reduced to zero (terms as discussed and defined in Note 3, “Relationship and Agreements with Shenghe,” in the notes to the unaudited Condensed Consolidated Financial Statements).
Upon payment by the Company, the Prepaid Balance was repaid in full, and the A&R Offtake Agreement was terminated. Prior to full repayment, the debt to Shenghe was satisfied primarily through product sales, where partial non-cash consideration was received by the Company in the form of debt reduction (generally equal to approximately 15% of the ultimate market value of the REO, excluding tariffs, duties and certain other charges).
Equipment Notes: We have entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of March 31, 2022, we had $9.0 million in principal (and accrued interest) outstanding under the equipment notes.
Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$120,971	$9,335	$111,636	1196%
Investing activities	$(49,802)	$(19,173)	$(30,629)	160%
Financing activities	$(17,911)	$671,793	$(689,704)	n.m.
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities increased by $111.6 million for the three months ended March 31, 2022, as compared to the prior year period, reflecting the increase in product sales and a net increase due to the timing of receipt or payment of working capital items, such as accounts receivable and accounts payable, partially offset by the increase in our cost of sales and selling, general and administrative expenses. In addition, $13.6 million of our product sales was excluded from cash provided by operating activities for the three months ended March 31, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, compared to $11.3 million in the prior year period.

Net Cash Used in Investing Activities: Net cash used in investing activities increased by $30.6 million for the three months ended March 31, 2022, compared to the prior year period, attributable mainly to an increase in capital expenditures relating primarily to our Stage II optimization project and our Fort Worth Facility, partially offset by $5.1 million of proceeds from a government award used for construction, specifically our Stage II optimization project.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $17.9 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $671.8 million in the prior year period. The current year period consisted primarily of tax withholding on stock-based awards and principal payments on debt obligations and finance leases while the prior year period consisted primarily of the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.6 million.
Non-GAAP Financial Measures
We present Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Total Value Realized, Production Costs, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
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

	For the three months ended March 31,
(in thousands, unless otherwise stated)	2022	2021
Product sales	$161,755	$59,739
Adjusted for:
Tariff rebate(1)	—	(2,050)
Total Value Realized	161,755	57,689
Divided by:
REO sales volume (in MTs)	11,706	9,793
Realized price per REO MT (in dollars)(2)	$13,818	$5,891
(1)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(2)May not recompute as presented due to rounding.

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

	For the three months ended March 31,
(in thousands, unless otherwise stated)	2022	2021
Cost of sales (excluding depreciation, depletion and amortization)	$23,173	$17,936
Adjusted for:
Stock-based compensation expense(1)	(715)	(1,318)
Shipping and freight	(3,244)	(2,098)
Other(2)	(556)	(73)
Production Costs	18,658	14,447
Divided by:
REO sales volume (in MTs)	11,706	9,793
Production cost per REO MT (in dollars)(3)	$1,594	$1,475
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales.
(2)Pertains primarily to costs (excluding shipping and freight) attributable to sales of stockpiles, including rare earth fluoride.
(3)May not recompute as presented due to rounding.
Adjusted EBITDA
We calculate Adjusted EBITDA as our GAAP net income before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; transaction-related, start-up and other non-recurring costs; accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; tariff rebates; and other income, net. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2022	2021
Net income	$85,551	$16,119
Adjusted for:
Depreciation, depletion and amortization	5,260	6,150
Interest expense, net	1,905	1,154
Income tax expense	27,762	4,491
Stock-based compensation expense(1)	9,773	5,673
Transaction-related, start-up and other non-recurring costs(2)	1,525	1,058
Accretion of asset retirement and environmental obligations	418	593
Loss (gain) on sale or disposal of long-lived assets, net(3)	257	(133)
Tariff rebate(4)	—	(2,050)
Other income, net	(194)	(55)
Adjusted EBITDA	$132,257	$33,000
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.

(2)Amount for the three months ended March 31, 2022, is principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage III initiatives. Amount for the three months ended March 31, 2021, relates to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021.
(3)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of depletion; stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; tariff rebates; and other income or loss, net; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings per share (“EPS”) excluding the per share impact, using GAAP diluted weighted-average shares outstanding as the denominator, of depletion; stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; tariff rebates; and other income or loss, net; adjusted to give effect to the income tax impact of such adjustments.
To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends.
Adjusted Net Income and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. As a result of the acquisition of Secure Natural Resources LLC, the mineral rights for the rare earth ores contained in our mine were recorded at fair value, resulting in a significant step-up of the carrying amount of the asset which caused depletion to be meaningfully higher than prior periods. While the depletion expense related to the stepped-up mineral rights asset is excluded from Adjusted Net Income and Adjusted Diluted EPS, the revenue related to such mineral rights is reflected in Adjusted Net Income and Adjusted Diluted EPS as this asset contributes to our revenue generation. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2022	2021
Net income	$85,551	$16,119
Adjusted for:
Depletion(1)	3,069	4,531
Stock-based compensation expense(2)	9,773	5,673
Transaction-related, start-up and other non-recurring costs(3)	1,525	1,058
Loss (gain) on sale or disposal of long-lived assets, net(4)	257	(133)
Tariff rebate(5)	—	(2,050)
Other income, net	(194)	(55)
Tax impact of adjustments above(6)	(3,644)	(1,966)
Adjusted Net Income	$96,337	$23,177
(1)Represents the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine.
(2)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Amount for the three months ended March 31, 2022, is principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage III initiatives. Amount for the three months ended March 31, 2021, relates to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021.
(4)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.3% and 21.8%, for the three months ended March 31, 2022 and 2021, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the three months ended March 31,
	2022	2021
Diluted EPS	$0.45	$0.09
Adjusted for:
Depletion(1)	0.01	0.02
Stock-based compensation expense(2)	0.05	0.03
Transaction-related, start-up and other non-recurring costs(3)	0.01	0.01
Loss (gain) on sale or disposal of long-lived assets, net(4)	0.00	0.00
Tariff rebate(5)	0.00	(0.01)
Other income, net	0.00	0.00
Tax impact of adjustments above(6)	(0.02)	(0.01)
Adjusted Diluted EPS	$0.50	$0.13
Diluted weighted-average shares outstanding	193,490,330	179,319,489
(1)Represents the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine.
(2)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Amount for the three months ended March 31, 2022, is principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage III initiatives. Amount for the three months ended March 31, 2021, relates to advisory, consulting, accounting and legal expenses principally in connection with the secondary equity offering, which was completed contemporaneously with the Convertible Notes offering in March 2021.
(4)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.3% and 21.8%, for the three months ended March 31, 2022 and 2021, respectively.
Free Cash Flow
We calculate Free Cash Flow as net cash provided by operating activities less additions of property, plant and equipment, net of proceeds received from government awards used for construction. We believe Free Cash Flow is useful for comparing our ability to generate cash with that of our peers. The presentation of Free Cash Flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities(1)	$120,971	$9,335
Additions of property, plant and equipment, net(2)	(49,802)	(19,298)
Free Cash Flow	$71,169	$(9,963)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million and $11.3 million of our product sales for the three months ended March 31, 2022 and 2021, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amount for the three months ended March 31, 2022, is net of $5.1 million in proceeds received from a government award used for construction, specifically our Stage II optimization project.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2022.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 31, 2022, as compared to those discussed in our Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A.    RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2022.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*†††	Offtake Agreement, dated as of March 4, 2022, between MP Mine Operations LLC and Shenghe Resources (Singapore) International Trading PTE LTD.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MP Materials Corp. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

††
Certain portions of Exhibit 10.1 (indicated by [***]) have been omitted under rules of the SEC permitting the confidential treatment of certain information that is both (i) not material and (ii) the type of information that MP Materials Corp. treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	May 6, 2022	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer