Form 10-Q
period 2022-06-30
MP Materials Corp. / DE
filed 2022-08-05
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2022, the number of shares of the registrant’s common stock outstanding was 177,534,132.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•potential power shortages and interruptions at Mountain Pass;
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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$664,457	$1,179,297
Short-term investments	599,666	—
Total cash, cash equivalents and short-term investments	1,264,123	1,179,297
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	32,748	51,009
Inventories	42,244	38,692
Income taxes receivable	4,271	—
Prepaid expenses and other current assets	5,486	7,809
Total current assets	1,348,872	1,276,807
Non-current assets
Property, plant and equipment, net	749,848	610,612
Other non-current assets	2,519	2,247
Total non-current assets	752,367	612,859
Total assets	$2,101,239	$1,889,666
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$62,097	$35,734
Income taxes payable	—	3,463
Current installments of long-term debt—related party	—	16,082
Other current liabilities	4,050	4,264
Total current liabilities	66,147	59,543
Non-current liabilities
Asset retirement obligations	18,162	17,615
Environmental obligations	16,589	16,598
Long-term debt, net of current portion	676,683	674,927
Deferred income taxes	146,606	104,500
Other non-current liabilities	6,315	7,751
Total non-current liabilities	864,355	821,391
Total liabilities	930,502	880,934
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,534,132 and 177,816,554 shares issued and outstanding, as of June 30, 2022, and December 31, 2021, respectively)	18	18
Additional paid-in capital	939,900	936,299
Retained earnings	231,235	72,415
Accumulated other comprehensive loss	(416)	—
Total stockholders’ equity	1,170,737	1,008,732
Total liabilities and stockholders’ equity	$2,101,239	$1,889,666
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Product sales (including related party)	$139,183	$72,522	$300,938	$132,261
Other sales (including related party)	4,379	596	8,882	828
Total revenue	143,562	73,118	309,820	133,089

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	22,092	17,955	45,265	35,891
Selling, general and administrative	18,222	12,647	38,787	26,105
Advanced projects, development and other	1,668	984	3,486	1,109
Depreciation, depletion and amortization	5,407	6,666	10,667	12,816
Accretion of asset retirement and environmental obligations	419	592	837	1,185
Write-down of inventories	—	1,809	—	1,809
Total operating costs and expenses	47,808	40,653	99,042	78,915
Operating income	95,754	32,465	210,778	54,174
Interest expense, net	(1,326)	(2,639)	(3,231)	(3,793)
Other income	2,212	3,504	2,406	3,559
Income before income taxes	96,640	33,330	209,953	53,940
Income tax expense	(23,371)	(6,164)	(51,133)	(10,655)
Net income	$73,269	$27,166	$158,820	$43,285

Earnings per share:
Basic	$0.42	$0.16	$0.90	$0.25
Diluted	$0.38	$0.15	$0.83	$0.24

Weighted-average shares outstanding:
Basic	176,527,570	172,677,923	176,442,043	170,810,353
Diluted	193,414,563	193,145,644	193,452,921	186,282,857
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,269	$27,166	$158,820	$43,285
Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(416)	—	(416)	—
Total comprehensive income	$72,853	$27,166	$158,404	$43,285
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended June 30, 2022 and 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2022	—	$—	177,526,007	$18	$932,384	$157,966	$—	$1,090,368
Stock-based compensation	—	—	13,303	—	7,718	—	—	7,718
Shares used to settle payroll tax withholding	—	—	(5,178)	—	(202)	—	—	(202)
Net income	—	—	—	—	—	73,269	—	73,269
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(416)	(416)
Balance as of June 30, 2022	—	$—	177,534,132	$18	$939,900	$231,235	$(416)	$1,170,737

Balance as of April 1, 2021	—	$—	170,745,864	$17	$921,643	$(46,503)	$—	$875,157
Redemption of Public Warrants	—	—	7,080,005	1	(2)	—	—	(1)
Stock-based compensation	—	—	18,402	—	4,498	—	—	4,498
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(5,784)	—	(193)	—	—	(193)
Net income	—	—	—	—	—	27,166	—	27,166
Other	—	—	—	—	(2)	—	—	(2)
Balance as of June 30, 2021	—	$—	177,748,487	$18	$925,944	$(19,337)	$—	$906,625

	Six months ended June 30, 2022 and 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$—	$1,008,732
Stock-based compensation	—	—	60,185	—	17,897	—	—	17,897
Shares used to settle payroll tax withholding	—	—	(342,607)	—	(14,296)	—	—	(14,296)
Net income	—	—	—	—	—	158,820	—	158,820
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(416)	(416)
Balance as of June 30, 2022	—	$—	177,534,132	$18	$939,900	$231,235	$(416)	$1,170,737

Balance as of January 1, 2021	—	$—	170,719,979	$17	$916,482	$(62,622)	$—	$853,877
Redemption of Public Warrants	—	—	7,080,005	1	(2)	—	—	(1)
Stock-based compensation	—	—	54,722	—	10,171	—	—	10,171
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(16,219)	—	(527)	—	—	(527)
Net income	—	—	—	—	—	43,285	—	43,285
Other	—	—	—	—	(180)	—	—	(180)
Balance as of June 30, 2021	—	$—	177,748,487	$18	$925,944	$(19,337)	$—	$906,625
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$158,820	$43,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,667	12,816
Accretion of asset retirement and environmental obligations	837	1,185
Accretion of discount on short-term investments	(1,008)	—
Gain on forgiveness of Paycheck Protection Loan	—	(3,401)
Loss on sale or disposal of long-lived assets, net	258	37
Stock-based compensation expense	17,213	10,171
Accretion of debt discount and amortization of debt issuance costs	2,274	3,287
Write-down of inventories	—	1,809
Revenue recognized in exchange for debt principal reduction	(13,566)	(22,901)
Deferred income taxes	42,106	8,105
Decrease (increase) in operating assets:
Accounts receivable (including related party)	18,261	(4,589)
Inventories	(3,552)	(5,038)
Income taxes receivable	(4,271)	—
Prepaid expenses, other current and non-current assets	1,437	(2,973)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(5,476)	4,236
Income taxes payable	(3,463)	2,451
Other current and non-current liabilities	(675)	(511)
Net cash provided by operating activities	219,862	47,969
Investing activities:
Additions to property, plant and equipment	(122,584)	(44,691)
Purchases of short-term investments	(599,195)	—
Proceeds from sale of property, plant and equipment	—	125
Proceeds from government awards used for construction	5,130	—
Net cash used in investing activities	(716,649)	(44,566)
Financing activities:
Proceeds from issuance of long-term debt	—	690,000
Principal payments on debt obligations and finance leases	(4,488)	(990)
Payment of debt issuance costs	—	(17,749)
Tax withholding on stock-based awards	(14,296)	(527)
Other	—	(244)
Net cash provided by (used in) financing activities	(18,784)	670,490
Net change in cash, cash equivalents and restricted cash	(515,571)	673,893
Cash, cash equivalents and restricted cash beginning balance	1,181,157	532,440
Cash, cash equivalents and restricted cash ending balance	$665,586	$1,206,333

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$664,457	$1,196,875
Restricted cash, current	600	340
Restricted cash, non-current	529	9,118
Total cash, cash equivalents and restricted cash	$665,586	$1,206,333
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
We currently produce a rare earth concentrate that we sell pursuant to an offtake agreement to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. (“Leshan Shenghe”) whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. We are currently recommissioning, upgrading and enhancing the processing facility at Mountain Pass to provide for the separation of the individual rare earth elements contained in our concentrate (referred to as the “Stage II optimization project” or “Stage II”), that will allow us to sell separated rare earth oxides directly to end users. Additionally, in the first quarter of 2022, we began construction on our initial rare earth, metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”) as a part of our Stage III downstream expansion strategy (“Stage III”). For more information on our relationship and agreements with Shenghe, see Note 3, “Relationship and Agreements with Shenghe,” and Note 14, “Related-Party Transactions.”
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

Concentration of Risk: Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company does not believe that it is exposed to any significant risks related to its cash accounts, money market funds, or short-term investments.
As of June 30, 2022, Shenghe, a related party of the Company and our principal customer, accounted for more than 90% of product sales. Furthermore, while revenue is generated in the United States, Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China. In addition, there is an ongoing economic conflict between China and the United States that has resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
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
Since the onset of the COVID-19 pandemic, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Congestion and slowdowns have affected and may continue to affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic; however, the COVID-19 pandemic has contributed to certain cost and schedule pressures on the Stage II optimization project. The Company has worked proactively and diligently to adjust working schedules and hours to optimize logistics and shipping, which has thus far prevented a significant negative impact on our product sales and has mitigated certain impacts on Stage II construction and recommissioning progress. However, there can be no assurance that the ongoing COVID-19 pandemic will not have a negative impact on our production, sales, or growth projects in the future.
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
Cash, Cash Equivalents and Short-term Investments: Cash and cash equivalents consist of all cash balances and highly liquid investments, including U.S. treasury and agency securities, with a maturity of three months or less at the time of purchase.
The Company’s short-term investments consist of U.S. treasury and agency securities that have original maturities greater than three months at the time of purchase. These investments have been classified and accounted for as available-for-sale securities and the Company reevaluates the classification each reporting period. The Company classifies its available-for-sale securities as either current or non-current based on each instrument’s underlying contractual maturity date and the Company’s expectations of sales and redemptions within the next twelve months. See Note 4, “Cash, Cash Equivalents and Investments,” for additional information.
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not more likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss when the impairment is incurred.
Unrealized non-credit related losses and unrealized gains are reported, net of income taxes, in accumulated other comprehensive income or loss, a component of stockholders’ equity within the unaudited Condensed Consolidated Balance Sheets, until realized. Realized gains and losses are reported within our unaudited Condensed Consolidated Statements of Operations upon realization. Accrued interest receivable is included in “Accounts receivable (including related party)” within the Company’s unaudited Condensed Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements: There were no new accounting pronouncements recently issued or effective during the three and six months ended June 30, 2022, that had or would be expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
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
NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	June 30, 2022				December 31, 2021
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$29,668	$—	$—	$29,668	$26,536	$—	$—	$26,536
Cash equivalents:
Money market funds	439,933	—	—	439,933	1,152,761	—	—	1,152,761
U.S. agency securities	194,875	—	(19)	194,856	—	—	—	—
Total cash equivalents	634,808	—	(19)	634,789	1,152,761	—	—	1,152,761
Total cash and equivalents	664,476	—	(19)	664,457	1,179,297	—	—	1,179,297
Short-term investments:
U.S. agency securities	207,764	—	(141)	207,623	—	—	—	—
U.S. Treasury securities	392,439	—	(396)	392,043	—	—	—	—
Total short-term investments	600,203	—	(537)	599,666	—	—	—	—
Total cash, cash equivalents and short-term investments	$1,264,679	$—	$(556)	$1,264,123	$1,179,297	$—	$—	$1,179,297
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our available-for-sale investments during the three and six months ended June 30, 2022. The unrealized losses on our available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of June 30, 2022, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. There were no realized gains or losses recognized for the three and six months ended June 30, 2022.
As of June 30, 2022, all outstanding available-for-sale securities were due within one year.
NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2022	December 31, 2021
(in thousands)
Materials and supplies	$12,186	$10,711
In-process	28,455	25,574
Finished goods	1,603	2,407
Total inventory	$42,244	$38,692
During the second quarter of 2021, the Company recognized a non-cash write-down of a portion of its legacy low-grade stockpile inventory of $1.8 million, after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. The write-down is included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, as “Write-down of inventories.” No write-down of inventories was recorded for the three and six months ended June 30, 2022.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
(in thousands)
Land and land improvements	$15,765	$7,925
Buildings and building improvements	8,950	8,791
Machinery and equipment	64,148	61,822
Assets under construction	271,054	134,327
Mineral rights	438,719	437,376
Property, plant and equipment, gross	798,636	650,241
Less: Accumulated depreciation and depletion	(48,788)	(39,629)
Property, plant and equipment, net	$749,848	$610,612
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $154.4 million and $62.1 million for the six months ended June 30, 2022 and 2021, respectively, including amounts not yet paid (see Note 15, “Supplemental Cash Flow Information”). The capitalized expenditures for the six months ended June 30, 2022, related to assets under construction to support the Company’s Stage II optimization project and its rare earth metal, alloy and magnet manufacturing facility as a part of Stage III, including the purchase of approximately 18 acres of land in Fort Worth, Texas, in February 2022. The capitalized expenditures for the six months ended June 30, 2021, mostly related to vehicles, machinery, equipment, and assets under construction to support the Stage II optimization project and other capital projects at Mountain Pass.
Government Awards: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the six months ended June 30, 2022, pursuant to the TIA, the Company has received $5.1 million in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which are currently included in “Assets under construction.” As of June 30, 2022, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
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
The Company’s depreciation and depletion expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation expense	$2,257	$1,890	$4,358	$3,419
Depletion expense	$3,075	$4,686	$6,144	$9,217
There were no impairments recognized for the three and six months ended June 30, 2022 and 2021.

NOTE 7—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	June 30, 2022	December 31, 2021
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(13,317)	(15,073)
Net carrying amount	676,683	674,927
Less: Current installments of long-term debt	—	—
Long-term debt, net of current portion	$676,683	$674,927

Long-term debt to related party
Offtake Advances	$—	$16,599
Less: Unamortized debt discount	—	(517)
Net carrying amount	—	16,082
Less: Current installments of long-term debt to related party	—	(16,082)
Long-term debt to related party, net of current portion	$—	$—
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of notes. As of June 30, 2022, based on the conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of June 30, 2022.
Interest expense related to the Convertible Notes was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Coupon interest	$431	$431	$862	$455
Amortization of debt issuance costs	879	875	1,756	923
Convertible Notes interest expense	$1,310	$1,306	$2,618	$1,378
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 3.8 years as of June 30, 2022.
Offtake Advances
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe was paid in the form of debt reduction, rather than cash. In addition, the Company had to pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three and six months ended June 30, 2022, zero and $14.2 million, respectively, of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 15, “Supplemental Cash Flow Information”), as compared to $11.7 million and $20.9 million, for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the Company made payments to Shenghe of zero and $0.2 million, respectively, based on sales to other parties, as compared to $0.1 million for the three and six months ended June 30, 2021. No amounts were required to be paid based on asset sales.
The A&R Offtake Agreement did not have a stated rate (and was non-interest-bearing), and repayment was contingent on a number of factors, including market prices realized by Shenghe, the Company’s sales to other parties, asset sales, and the Company’s annual net income. The imputed interest rate was a function of this discount taken together with our expectations about the timing of the anticipated reductions of the principal balance. The Company had determined that it would recognize adjustments from these estimates following a prospective method where the Company updated its estimate of the effective interest rate in future periods based on revised estimates of the timing of remaining principal reductions at that time. The effective rate applicable from the June 5, 2020, inception to full repayment, was between 4.41% and 24.75%.
As discussed in Note 3, “Relationship and Agreements with Shenghe,” the Company made a $2.9 million payment to Shenghe in March 2022. Upon payment by the Company, the Prepaid Balance was repaid in full, and the A&R Offtake Agreement was terminated.
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program under the CARES Act, (the “Paycheck Protection Loan”). In June 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Loan and related accrued interest was forgiven. Consequently, during the three and six months ended June 30, 2021, the Company recorded a gain on forgiveness of the Paycheck Protection Loan in the amount of $3.4 million, which is included in “Other income” within our unaudited Condensed Consolidated Statements of Operations.
Tariff-Related Rebates
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
In January 2021, the Company received information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million of revenue for the six months ended June 30, 2021. Additionally, for the six months ended June 30, 2021, the Company recorded a reduction in the principal balance of the debt obligation and the corresponding debt discount of $2.2 million and $0.2 million, respectively.
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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2022	December 31, 2021
(in thousands)
Equipment notes
Current	$2,439	$2,566
Non-current	5,930	7,095
	$8,369	$9,661
As of June 30, 2022, none of the agreements or indentures governing our indebtedness contain financial covenants.

NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim its mine pit and related processing and separations facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of June 30, 2022, the Company estimated a significant portion of the cash outflows for the major reclamation and the retirement of Mountain Pass will be incurred beginning in 2057.
In June 2021, San Bernardino County approved the Company’s re-zoning request for certain of its properties such that certain of the Company’s processing facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation, which may obviate the Company’s current requirement to demolish and reclaim the impacted areas. In March 2022, based on the Company’s preliminary evaluation of the impact of the re-zoning, the Company submitted a revised reclamation plan to San Bernardino County for review. After acceptance of the reclamation plan by San Bernardino County and final approval by the State of California, which have not yet occurred as of June 30, 2022, the Company will update the estimated cash flows underlying its asset retirement obligations, as the Company’s existing reclamation obligations will not be legally reduced until such approval is obtained.
As of June 30, 2022, the credit-adjusted risk-free rate ranged between 6.5% and 8.2% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2022 and 2021.
The balance as of June 30, 2022, and December 31, 2021, included current portions of $0.1 million. The total estimated future undiscounted cash flows required to satisfy the asset retirement obligations were $167.2 million and $167.3 million as of June 30, 2022, and December 31, 2021, respectively.
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of June 30, 2022, and December 31, 2021, the Company had financial assurance requirements of $42.3 million and $39.0 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies.
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
As of June 30, 2022, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 26 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and six months ended June 30, 2022 and 2021.
The total estimated aggregate undiscounted cost of $27.4 million and $27.7 million as of June 30, 2022, and December 31, 2021, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of June 30, 2022, and December 31, 2021, included current portions of $0.5 million.
NOTE 9—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 24.2% and 24.4% for the three and six months ended June 30, 2022, respectively, as compared to 18.5% and 19.8% for the three and six months ended June 30, 2021, respectively. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance, if any. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
NOTE 10—COMMITMENTS AND CONTINGENCIES
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
NOTE 11—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of June 30, 2022, there were 6,578,290 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation: During the three and six months ended June 30, 2022, the Company recognized $7.4 million and $17.2 million, respectively, of stock-based compensation expense, as compared to $4.5 million and $10.2 million for the three and six months ended June 30, 2021, respectively, which is principally included in the unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative.” Additionally, during the three and six months ended June 30, 2022, the Company capitalized $0.3 million and $0.7 million, respectively, of stock-based compensation to “Property, plant and equipment, net.” No stock-based compensation was capitalized to “Property, plant and equipment, net” during the three and six months ended June 30, 2021.
NOTE 12—FAIR VALUE MEASUREMENTS
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

Short-term Investments
The fair value of the Company’s short-term investments, which are classified as available-for-sale securities, is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$664,457	$664,457	$664,457	$—	$—
Short-term investments	$599,666	$599,666	$599,666	$—	$—
Restricted cash	$1,129	$1,129	$1,129	$—	$—
Financial liabilities:
Convertible Notes	$676,683	$681,120	$681,120	$—	$—
Equipment notes	$8,369	$7,871	$—	$7,871	$—

	December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,179,297	$1,179,297	$1,179,297	$—	$—
Restricted cash	$1,860	$1,860	$1,860	$—	$—
Financial liabilities:
Convertible Notes	$674,927	$880,026	$880,026	$—	$—
Offtake Advances	$16,082	$16,501	$—	$—	$16,501
Equipment notes	$9,661	$9,737	$—	$9,737	$—
NOTE 13—EARNINGS PER SHARE
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Weighted-average shares outstanding, basic	176,527,570	172,677,923	176,442,043	170,810,353
Assumed conversion of public warrants(1)	—	3,440,138	—	5,681,248
Assumed conversion of Convertible Notes	15,584,409	15,584,409	15,584,409	8,351,866
Assumed conversion of restricted stock	845,450	1,183,720	996,994	1,179,927
Assumed conversion of restricted stock units	457,134	259,454	429,475	259,463
Weighted-average shares outstanding, diluted	193,414,563	193,145,644	193,452,921	186,282,857
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
The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Calculation of basic EPS:
Net income	$73,269	$27,166	$158,820	$43,285
Weighted-average shares outstanding, basic	176,527,570	172,677,923	176,442,043	170,810,353
Basic EPS	$0.42	$0.16	$0.90	$0.25

Calculation of diluted EPS:
Net income	$73,269	$27,166	$158,820	$43,285
Interest expense, net of tax(1):
Convertible Notes	993	1,064	1,981	1,106
Diluted income	$74,262	$28,230	$160,801	$44,391
Weighted-average shares outstanding, diluted	193,414,563	193,145,644	193,452,921	186,282,857
Diluted EPS	$0.38	$0.15	$0.83	$0.24
(1)The three and six months ended June 30, 2022 and 2021, were tax-effected at a rate of 24.2%, 24.4%, 18.5% and 19.8%, respectively.
NOTE 14—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into sales agreements in which Shenghe purchases the Company’s rare earth products at sale prices based on the ultimate market price of the product realized by Shenghe upon sales to their customers. Product sales from these agreements with Shenghe were $131.6 million and $286.6 million for the three and six months ended June 30, 2022, respectively, as compared to $72.2 million and $131.9 million for the three and six months ended June 30, 2021, respectively. Additionally, in March 2022, the Company entered into a sales agreement with Shenghe for certain stockpiles of rare earth fluoride (“REF”). Sales of REF, which are included in the unaudited Condensed Consolidated Statements of Operations in “Other sales (including related party),” were $4.4 million and $8.5 million for the three and six months ended June 30, 2022, respectively. Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $21.0 million and $43.6 million for the three and six months ended June 30, 2022, respectively, as compared to $17.9 million and $35.7 million for the three and six months ended June 30, 2021, respectively.
Purchases: The Company purchases certain reagent products (produced by an unrelated third-party manufacturer) used in the flotation process from Shenghe. Total purchases were $1.4 million and $2.6 million for the three and six months ended June 30, 2022, respectively, as compared to $1.4 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

Accounts Receivable: As of June 30, 2022, and December 31, 2021, $29.6 million and $49.9 million of the accounts receivable, respectively, and as stated on the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
Indebtedness: The Company’s related-party debt is described in Note 7, “Debt Obligations.”
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$1,040	$134
Cash payments related to income taxes	$16,621	$2
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$—	$9,407
Property, plant and equipment purchased but not yet paid	$31,839	$17,372
Revenue recognized in exchange for debt principal reduction	$13,566	$22,901
Paycheck Protection Loan forgiveness(1)	$—	$3,401
(1)As discussed in Note 7, “Debt Obligations.”

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

Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2022	2021	$	%	2022	2021	$	%
REO production volume (MTs)	10,300	10,305	(5)	—%	21,128	20,154	974	5%
REO sales volume (MTs)	10,000	9,877	123	1%	21,706	19,670	2,036	10%
Realized price per REO MT	$13,918	$7,343	$6,575	90%	$13,864	$6,620	$7,244	109%
Production cost per REO MT	$1,750	$1,538	$212	14%	$1,666	$1,507	$159	11%
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
Development of Our REE Refining Capabilities and Other Opportunities
Stage II is focused on advancing our operations from the production of rare earth concentrate to the separation of individual REE. Engineering and procurement are largely complete, while construction and other recommissioning activities are underway. The project incorporates upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per unit of REO produced than previously achieved. As part of Stage II, we are reintroducing an oxidizing roasting circuit, reorienting the plant process flow, increasing product finishing capacity, improving wastewater management, and making other improvements to materials handling and storage. Upon completion of Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our concentrate.
Further, we are pursuing vertical integration opportunities to process NdPr into metal alloys and magnets, and incorporating magnet recycling capability. Our long-term plans to expand our presence as a global source for rare earth magnetics began with our recent announcement to build the Fort Worth Facility. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our Stage III efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue:
Product sales	$139,183	$72,522	$66,661	92%	$300,938	$132,261	$168,677	128%
Other sales	4,379	596	3,783	635%	8,882	828	8,054	973%
Total revenue	143,562	73,118	70,444	96%	309,820	133,089	176,731	133%

Operating costs and expenses:
Cost of sales(1)	22,092	17,955	4,137	23%	45,265	35,891	9,374	26%
Selling, general and administrative	18,222	12,647	5,575	44%	38,787	26,105	12,682	49%
Advanced projects, development and other	1,668	984	684	70%	3,486	1,109	2,377	214%
Depreciation, depletion and amortization	5,407	6,666	(1,259)	(19)%	10,667	12,816	(2,149)	(17)%
Accretion of asset retirement and environmental obligations	419	592	(173)	(29)%	837	1,185	(348)	(29)%
Write-down of inventories	—	1,809	(1,809)	(100)%	—	1,809	(1,809)	(100)%
Total operating costs and expenses	47,808	40,653	7,155	18%	99,042	78,915	20,127	26%
Operating income	95,754	32,465	63,289	195%	210,778	54,174	156,604	289%
Interest expense, net	(1,326)	(2,639)	1,313	(50)%	(3,231)	(3,793)	562	(15)%
Other income	2,212	3,504	(1,292)	(37)%	2,406	3,559	(1,153)	(32)%
Income before income taxes	96,640	33,330	63,310	190%	209,953	53,940	156,013	289%
Income tax expense	(23,371)	(6,164)	(17,207)	279%	(51,133)	(10,655)	(40,478)	380%
Net income	$73,269	$27,166	$46,103	170%	$158,820	$43,285	$115,535	267%

Adjusted EBITDA	$109,952	$46,447	$63,505	137%	$242,209	$79,447	$162,762	205%
Adjusted Net Income	$81,941	$33,440	$48,501	145%	$178,278	$56,646	$121,632	215%
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
The increase in product sales for the three months ended June 30, 2022, as compared to the prior year period, was driven by higher REO sales volume, which increased by 123 MTs, or 1%, to 10,000 MTs for the three months ended June 30, 2022, and a higher realized price per REO MT, which increased by 90%, reflecting higher demand for rare earth products. REO production volume of 10,300 MTs was relatively unchanged for the three months ended June 30, 2022, as compared to the prior year period, with higher ore feed rates offsetting lower ore feed grade.
The increase in product sales for the six months ended June 30, 2022, as compared to the prior year period, was driven by higher REO sales volume, which increased by 2,036 MTs, or 10%, to 21,706 MTs for the six months ended June 30, 2022, and a higher realized price per REO MT, which increased by 109%, reflecting higher demand for rare earth products. REO production volume increased by 974 MTs, or 5%, to 21,128 MTs for the six months ended June 30, 2022, as compared to the prior year period, primarily reflecting higher ore feed rates.
REO sales volume varies period-to-period based on the timing of shipments, but sales volumes generally track our production volumes over time given our take-or-pay arrangement with Shenghe. See also the “Quarterly Performance Trend” section below.
The increase in other sales for the three and six months ended June 30, 2022, as compared to the prior year periods, was driven by $4.4 million and $8.5 million, respectively, of revenue related to a sales agreement with Shenghe entered into in March 2022 for certain stockpiles of rare earth fluoride (“REF”).
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
Cost of sales for the three months ended June 30, 2022, increased year over year partially due to higher REO sales volume. The increase in production cost per REO MT from $1,538 for the three months ended June 30, 2021, to $1,750 for the three months ended June 30, 2022, is due to higher materials, supplies and payroll costs, including an increase in employee headcount to support the expansion of operations, as well as higher energy costs incurred following the restart of our CHP plant in January 2022. Additionally, shipping and freight costs increased by $1.3 million for the three months ended June 30, 2022, as compared to the prior year period, due partially to higher volumes shipped. These increases in costs offset production efficiencies achieved during the three months ended June 30, 2022.
Cost of sales for the six months ended June 30, 2022, increased year over year primarily due to higher REO sales volume. The increase in production cost per REO MT from $1,507 for the six months ended June 30, 2021, to $1,666 for the six months ended June 30, 2022, is due to higher materials, supplies and payroll costs, including an increase in employee headcount to support the expansion of operations, as well as higher energy costs incurred following the restart of our CHP plant in January 2022. Additionally, shipping and freight costs increased by $2.5 million for the six months ended June 30, 2022, as compared to the prior year period, due partially to higher volumes shipped. These increases in costs offset production efficiencies achieved during the six months ended June 30, 2022.
Notwithstanding the increase in employee headcount discussed above and the impact of costs associated with recommissioning the CHP plant, we believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies helping to offset the impact of inflationary pressure on materials, supplies, energy and labor. In addition, we continue to anticipate efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time. Production cost per REO MT may vary period to period based on the timing of scheduled outages of our production facilities for maintenance as well as anticipated tie-ins of certain other Stage II-related facilities in the next year. See also the “Quarterly Performance Trend” section below.
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
Selling, general and administrative expenses for the three and six months ended June 30, 2022, reflect an increase in stock-based compensation expense of $3.0 million and $7.6 million respectively, primarily from a grant of restricted stock units made to our chief executive officer during the fourth quarter of 2021. Excluding stock-based compensation expense, selling, general and administrative expense for the three and six months ended June 30, 2022, increased by $2.6 million, or 29% and $5.1 million, or 28% respectively, primarily due to increases in personnel costs and other general and administrative costs.
Advanced projects, development and other consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, certain government contracts, and start-up costs, as well as costs incurred to support growth and development initiatives or other opportunities. Advanced projects, development and other for the three and six months ended June 30, 2022, increased year over year primarily due to certain start-up costs that do not qualify for capitalization associated with our Stage II optimization project and our Stage III initiatives. In addition, the year-over-year increase for the six months ended June 30, 2022, includes one-time start-up costs associated with restart of our CHP plant.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year decrease in depreciation, depletion and amortization for the three and six months ended June 30, 2022, primarily reflects a decrease in depletion resulting from a revision to extend our estimate of the remaining useful life of the mineral rights at the beginning of the fourth quarter of 2021.
Write-down of inventories for the three and six months ended June 30, 2021, pertains to a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021. See Note 5, “Inventories,” in the notes to the unaudited Condensed Consolidated Financial Statements for more information.
Interest expense, net consists of the amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below); the amortization of the discount on our debt obligation to Shenghe; and the expense associated with the 0.25% per annum interest rate on our Convertible Notes, offset by interest capitalized. Interest expense, net for the three and six months ended June 30, 2022, decreased year over year due to the full repayment of the Offtake Advances in the first quarter of 2022, offset by the timing of the issuance of the Convertible Notes in March 2021.
Other income consists of interest and investment income and non-operating gains or losses. Other income decreased year over year for the three and six months ended June 30, 2022, as a result of a non-cash gain recognized during the second quarter of 2021 as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which had a principal amount of $3.4 million. Interest and investment income for the three and six months ended June 30, 2022, increased year over year as a result of our short-term investments, which were purchased in the second quarter of 2022.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) was 24.2% and 24.4% for the three and six months ended June 30, 2022, respectively, as compared to 18.5% and 19.8% for the three and six months ended June 30, 2021. The effective tax rates differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officer’s compensation, partially offset by the California competes tax credit awarded to us in the fourth quarter of 2021.
Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, quarterly production is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarter.
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2022		FY2021				FY2020
(in whole units or dollars)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
REO production volume (MTs)	10,300	10,828	10,261	11,998	10,305	9,849	9,337	10,197	9,287
REO sales volume (MTs)	10,000	11,706	9,674	12,814	9,877	9,793	10,320	9,429	10,297
Realized price per REO MT	$13,918	$13,818	$10,101	$7,693	$7,343	$5,891	$4,070	$3,393	$3,093
Production cost per REO MT	$1,750	$1,594	$1,525	$1,449	$1,538	$1,475	$1,589	$1,389	$1,412
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of June 30, 2022, we had $1,264.1 million of cash, cash equivalents and short-term investments and $690.0 million principal amount of long-term debt.

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
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. In accelerating the strategic opportunity for the separation of HREE, enhancements were made to the design and scope of the initial Stage II project. Including these enhancements and other factors impacting the remaining cost of completion, and including the initial costs of a HREE separation facility and the development and construction costs of the Fort Worth Facility as well as other growth and infrastructure investments at Mountain Pass, we expect to incur up to approximately $500 million of capital costs in 2022. We expect to incur further costs in 2023 and 2024 to complete the HREE separation facility and the Fort Worth Facility.
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

Equipment Notes: We have previously entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery, most recently in February 2021. As of June 30, 2022, we had $8.4 million in principal (and accrued interest) outstanding under the equipment notes.
Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$219,862	$47,969	$171,893	358%
Investing activities	$(716,649)	$(44,566)	$(672,083)	1508%
Financing activities	$(18,784)	$670,490	$(689,274)	n.m.
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities increased by $171.9 million for the six months ended June 30, 2022, as compared to the prior year period, reflecting the increase in product sales and a net increase due to the timing of receipt or payment of working capital items, such as accounts receivable, partially offset by increases in our cost of sales; selling, general and administrative expenses; and payments for income taxes of $16.6 million. In addition, $13.6 million of our product sales was excluded from cash provided by operating activities for the six months ended June 30, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, compared to $22.9 million in the prior year period.
Net Cash Used in Investing Activities: Net cash used in investing activities increased by $672.1 million for the six months ended June 30, 2022, compared to the prior year period, attributable to purchases of short-term investments of $599.2 million in the second quarter of 2022 and an increase in additions to property, plant and equipment relating primarily to our Stage II optimization project and our Fort Worth Facility, partially offset by $5.1 million of proceeds from government awards used for construction, specifically our Stage II optimization project.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $18.8 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $670.5 million in the prior year period. The current year period consisted primarily of tax withholding on stock-based awards and principal payments on debt obligations and finance leases while the prior year period consisted primarily of the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.3 million.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, unless otherwise stated)	2022	2021	2022	2021
Product sales	$139,183	$72,522	$300,938	$132,261
Adjusted for:
Tariff rebate(1)	—	—	—	(2,050)
Total Value Realized	139,183	72,522	300,938	130,211
Divided by:
REO sales volume (in MTs)	10,000	9,877	21,706	19,670
Realized price per REO MT (in dollars)(2)	$13,918	$7,343	$13,864	$6,620
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, unless otherwise stated)	2022	2021	2022	2021
Cost of sales (excluding depreciation, depletion and amortization)	$22,092	$17,955	$45,265	$35,891
Adjusted for:
Stock-based compensation expense(1)	(506)	(578)	(1,221)	(1,896)
Shipping and freight(2)	(3,508)	(2,183)	(6,752)	(4,281)
Other(3)	(580)	(6)	(1,136)	(79)
Production Costs	17,498	15,188	36,156	29,635
Divided by:
REO sales volume (in MTs)	10,000	9,877	21,706	19,670
Production cost per REO MT (in dollars)(4)	$1,750	$1,538	$1,666	$1,507
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales.
(2)Includes $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively, of shipping and freight costs associated with sales of REF stockpiles.
(3)Pertains primarily to costs (excluding shipping and freight) attributable to sales of REF stockpiles.
(4)May not recompute as presented due to rounding.

Adjusted EBITDA
We calculate Adjusted EBITDA as our GAAP net income before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; transaction-related, start-up and other non-recurring costs; accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; tariff rebates; and other income or loss. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,269	$27,166	$158,820	$43,285
Adjusted for:
Depreciation, depletion and amortization	5,407	6,666	10,667	12,816
Interest expense, net	1,326	2,639	3,231	3,793
Income tax expense	23,371	6,164	51,133	10,655
Stock-based compensation expense(1)	7,440	4,498	17,213	10,171
Transaction-related, start-up and other non-recurring costs(2)	931	247	2,456	1,305
Accretion of asset retirement and environmental obligations	419	592	837	1,185
Loss on sale or disposal of long-lived assets, net(3)	1	170	258	37
Write-down of inventories(4)	—	1,809	—	1,809
Tariff rebate(5)	—	—	—	(2,050)
Other income(6)	(2,212)	(3,504)	(2,406)	(3,559)
Adjusted EBITDA	$109,952	$46,447	$242,209	$79,447
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Amounts for the three and six months ended June 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Start-up costs are included in “Advanced projects, development and other” within our unaudited Condensed Consolidated Statements of Operations. Amounts for the three and six months ended June 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions, and are primarily included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(5)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(6)Amounts for the three and six months ended June 30, 2022, are principally comprised of interest and investment income. Amounts for the three and six months ended June 30, 2021, principally represent a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of depletion; stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings per share (“EPS”) excluding the per share impact, using GAAP diluted weighted-average shares outstanding as the denominator, of depletion; stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments.
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
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,269	$27,166	$158,820	$43,285
Adjusted for:
Depletion(1)	3,075	4,686	6,144	9,217
Stock-based compensation expense(2)	7,440	4,498	17,213	10,171
Transaction-related, start-up and other non-recurring costs(3)	931	247	2,456	1,305
Loss on sale or disposal of long-lived assets, net(4)	1	170	258	37
Write-down of inventories(5)	—	1,809	—	1,809
Tariff rebate(6)	—	—	—	(2,050)
Other(7)	(30)	(3,504)	(224)	(3,559)
Tax impact of adjustments above(8)	(2,745)	(1,632)	(6,389)	(3,569)
Adjusted Net Income	$81,941	$33,440	$178,278	$56,646
(1)Represents the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine.
(2)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Amounts for the three and six months ended June 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Start-up costs are included in “Advanced projects, development and other” within our unaudited Condensed Consolidated Statements of Operations. Amounts for the three and six months ended June 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions, and are primarily included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(6)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(7)Amounts for the three and six months ended June 30, 2021, principally represent a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which is included in “Other income” within our unaudited Condensed Consolidated Statements of Operations.
(8)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 24.0%, 24.7%, 20.6% and 21.1%, for the three and six months ended June 30, 2022 and 2021, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Diluted EPS	$0.38	$0.15	$0.83	$0.24
Adjusted for:
Depletion(1)	0.02	0.03	0.03	0.05
Stock-based compensation expense	0.04	0.02	0.09	0.05
Transaction-related, start-up and other non-recurring costs(2)	0.00	0.00	0.01	0.01
Loss on sale or disposal of long-lived assets, net	0.00	0.00	0.00	0.00
Write-down of inventories(3)	0.00	0.01	0.00	0.01
Tariff rebate(4)	0.00	0.00	0.00	(0.01)
Other(5)	0.00	(0.02)	0.00	(0.02)
Tax impact of adjustments above(6)	(0.01)	(0.01)	(0.03)	(0.02)
Adjusted Diluted EPS	$0.43	$0.18	$0.93	$0.31
Diluted weighted-average shares outstanding	193,414,563	193,145,644	193,452,921	186,282,857
(1)Represents the depletion associated with the mineral rights for the rare earth ores contained in the Company’s mine.
(2)Amounts for the three and six months ended June 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Amounts for the three and six months ended June 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions.
(3)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(4)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(5)Amount for the three and six months ended June 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, excluding the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 24.0%, 24.7%, 20.6% and 21.1%, for the three and six months ended June 30, 2022 and 2021, respectively.
Free Cash Flow
We calculate Free Cash Flow as net cash provided by operating activities less additions to property, plant and equipment, net of proceeds from government awards used for construction. We believe Free Cash Flow is useful for comparing our ability to generate cash with that of our peers. The presentation of Free Cash Flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities(1)	$219,862	$47,969
Additions to property, plant and equipment, net(2)	(117,454)	(44,691)
Free Cash Flow	$102,408	$3,278
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million and $22.9 million of our product sales for the six months ended June 30, 2022 and 2021, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amount for the six months ended June 30, 2022, is net of $5.1 million in proceeds from government awards used for construction, specifically our Stage II optimization project.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2022.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash, cash equivalents and short-term investments totaling $1,264.1 million as of June 30, 2022, of which $1,234.5 million was invested in money market funds, U.S. Treasury and agency securities. Our cash, cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As our short-term investments are classified as available-for-sale, no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related, no losses in such investments are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value is due to credit related factors.
As of June 30, 2022, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our unaudited Condensed Consolidated Financial Statements.
With the exception of the item above, there have been no material changes in our market risk exposures for the three months ended June 30, 2022, as compared to those discussed in our Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2022.
ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	August 5, 2022	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer