Form 10-Q
period 2022-09-30
MP Materials Corp. / DE
filed 2022-11-04
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2022, the number of shares of the registrant’s common stock outstanding was 177,543,027.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$427,969	$1,179,297
Short-term investments	836,288	—
Total cash, cash equivalents and short-term investments	1,264,257	1,179,297
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	16,018	51,009
Inventories	61,645	38,692
Income taxes receivable	3,857	—
Prepaid expenses and other current assets	11,004	7,809
Total current assets	1,356,781	1,276,807
Non-current assets
Property, plant and equipment, net	830,033	610,612
Other non-current assets	2,348	2,247
Total non-current assets	832,381	612,859
Total assets	$2,189,162	$1,889,666
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$70,242	$35,734
Income taxes payable	—	3,463
Current installments of long-term debt—related party	—	16,082
Other current liabilities	4,504	4,264
Total current liabilities	74,746	59,543
Non-current liabilities
Asset retirement obligations	5,244	17,615
Environmental obligations	16,584	16,598
Long-term debt, net of current portion	677,563	674,927
Deferred income taxes	167,028	104,500
Other non-current liabilities	5,691	7,751
Total non-current liabilities	872,110	821,391
Total liabilities	946,856	880,934
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,534,638 and 177,816,554 shares issued and outstanding, as of September 30, 2022, and December 31, 2021, respectively)	18	18
Additional paid-in capital	947,973	936,299
Retained earnings	294,412	72,415
Accumulated other comprehensive loss	(97)	—
Total stockholders’ equity	1,242,306	1,008,732
Total liabilities and stockholders’ equity	$2,189,162	$1,889,666
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Product sales (including related party)	$124,231	$98,581	$425,169	$230,842
Other sales (including related party)	214	1,173	9,096	2,001
Total revenue	124,445	99,754	434,265	232,843

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	22,417	21,907	67,682	57,798
Selling, general and administrative	17,604	14,881	56,391	40,986
Advanced projects, development and other	2,743	1,327	6,229	2,436
Depreciation, depletion and amortization	2,096	6,951	12,763	19,767
Accretion of asset retirement and environmental obligations	418	595	1,255	1,780
Write-down of inventories	—	—	—	1,809
Total operating costs and expenses	45,278	45,661	144,320	124,576
Operating income	79,167	54,093	289,945	108,267
Interest expense, net	(1,224)	(2,624)	(4,455)	(6,417)
Other income, net	6,168	97	8,574	3,656
Income before income taxes	84,111	51,566	294,064	105,506
Income tax expense	(20,934)	(8,803)	(72,067)	(19,458)
Net income	$63,177	$42,763	$221,997	$86,048

Earnings per share:
Basic	$0.36	$0.24	$1.26	$0.50
Diluted	$0.33	$0.23	$1.16	$0.47

Weighted-average shares outstanding:
Basic	176,543,624	176,053,586	176,476,276	172,577,303
Diluted	193,409,857	193,215,313	193,438,939	188,639,373
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$63,177	$42,763	$221,997	$86,048
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	319	—	(97)	—
Total comprehensive income	$63,496	$42,763	$221,900	$86,048
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended September 30, 2022 and 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2022	—	$—	177,534,132	$18	$939,900	$231,235	$(416)	$1,170,737
Stock-based compensation	—	—	506	—	8,073	—	—	8,073
Shares used to settle payroll tax withholding	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	63,177	—	63,177
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	319	319
Balance as of September 30, 2022	—	$—	177,534,638	$18	$947,973	$294,412	$(97)	$1,242,306

Balance as of July 1, 2021	—	$—	177,748,487	$18	$925,944	$(19,337)	$—	$906,625
Stock-based compensation	—	—	—	—	4,552	—	—	4,552
Shares used to settle payroll tax withholding	—	—	(889)	—	(36)	—	—	(36)
Net income	—	—	—	—	—	42,763	—	42,763
Other	—	—	—	—	291	—	—	291
Balance as of September 30, 2021	—	$—	177,747,598	$18	$930,751	$23,426	$—	$954,195

	Nine months ended September 30, 2022 and 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$—	$1,008,732
Stock-based compensation	—	—	60,691	—	25,970	—	—	25,970
Shares used to settle payroll tax withholding	—	—	(342,607)	—	(14,296)	—	—	(14,296)
Net income	—	—	—	—	—	221,997	—	221,997
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(97)	(97)
Balance as of September 30, 2022	—	$—	177,534,638	$18	$947,973	$294,412	$(97)	$1,242,306

Balance as of January 1, 2021	—	$—	170,719,979	$17	$916,482	$(62,622)	$—	$853,877
Redemption of Public Warrants	—	—	7,080,005	1	(2)	—	—	(1)
Stock-based compensation	—	—	54,722	—	14,723	—	—	14,723
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(17,108)	—	(563)	—	—	(563)
Net income	—	—	—	—	—	86,048	—	86,048
Other	—	—	—	—	111	—	—	111
Balance as of September 30, 2021	—	$—	177,747,598	$18	$930,751	$23,426	$—	$954,195
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$221,997	$86,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,763	19,767
Accretion of asset retirement and environmental obligations	1,255	1,780
Accretion of discount on short-term investments	(3,921)	—
Gain on forgiveness of Paycheck Protection Loan	—	(3,401)
Loss on sale or disposal of long-lived assets, net	258	219
Stock-based compensation expense	25,019	14,723
Accretion of debt discount and amortization of debt issuance costs	3,153	5,388
Write-down of inventories	—	1,809
Revenue recognized in exchange for debt principal reduction	(13,566)	(38,858)
Deferred income taxes	62,561	11,262
Decrease (increase) in operating assets:
Accounts receivable (including related party)	34,991	(33,506)
Inventories	(22,386)	(3,663)
Income taxes receivable	(3,857)	—
Prepaid expenses, other current and non-current assets	1,339	(2,352)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(1,271)	4,304
Income taxes payable	(3,463)	8,097
Other current and non-current liabilities	(453)	(1,153)
Net cash provided by operating activities	314,419	70,464
Investing activities:
Additions to property, plant and equipment	(214,332)	(86,420)
Purchases of short-term investments	(1,358,390)	—
Proceeds from sales of short-term investments	313,865	—
Proceeds from maturities of short-term investments	212,000	—
Proceeds from sale of property, plant and equipment	—	125
Proceeds from government awards used for construction	5,130	2,615
Net cash used in investing activities	(1,041,727)	(83,680)
Financing activities:
Proceeds from issuance of long-term debt	—	690,000
Principal payments on debt obligations and finance leases	(5,139)	(1,707)
Payment of debt issuance costs	—	(17,749)
Tax withholding on stock-based awards	(14,296)	(563)
Other	—	(371)
Net cash provided by (used in) financing activities	(19,435)	669,610
Net change in cash, cash equivalents and restricted cash	(746,743)	656,394
Cash, cash equivalents and restricted cash beginning balance	1,181,157	532,440
Cash, cash equivalents and restricted cash ending balance	$434,414	$1,188,834

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$427,969	$1,179,371
Restricted cash, current	5,915	339
Restricted cash, non-current	530	9,124
Total cash, cash equivalents and restricted cash	$434,414	$1,188,834
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
In April 2022, the Company entered into a definitive long-term supply agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that is expected to begin in late 2023, starting with alloy. The definitive long-term supply agreement finalized the terms of a binding agreement announced by the Company in December 2021.
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
As of September 30, 2022, Shenghe, a related party of the Company and our principal customer, accounted for more than 90% of product sales. Furthermore, while revenue is generated in the United States, Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar. In addition, there is an ongoing economic conflict between China and the United States that has resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations. See Note 3, “Relationship and Agreements with Shenghe,” for additional information.
The COVID-19 pandemic remains on-going and continues to impact the global economy. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, preventative measures remain prevalent in China as a result of the Chinese government’s “Zero-COVID” policy. Since the first quarter of 2020, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Congestion and slowdowns have affected and may continue to affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic; however, the COVID-19 pandemic has contributed to certain cost and schedule pressures on the Stage II optimization project. The Company has worked proactively and diligently to adjust working schedules and hours to optimize logistics and shipping, which has thus far prevented a significant negative impact on our product sales and has mitigated certain impacts on Stage II construction and recommissioning progress.
As the situation continues to evolve, including as a result of new and potential future variants of COVID-19, the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations, production and sales volumes, or growth projects. Accordingly, the extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.
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
Unrealized non-credit related losses and unrealized gains are reported, net of income taxes, in “Accumulated other comprehensive income or loss” within the Company’s unaudited Condensed Consolidated Balance Sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations upon realization. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. These amounts are reported in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest receivable is included in “Accounts receivable (including related party)” within the Company’s unaudited Condensed Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements: There were no new accounting pronouncements recently issued or effective during the three and nine months ended September 30, 2022, that had or would be expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
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
NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	September 30, 2022				December 31, 2021
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$18,630	$—	$—	$18,630	$26,536	$—	$—	$26,536
Cash equivalents:
Money market funds	243,602	—	—	243,602	1,152,761	—	—	1,152,761
U.S. agency securities	49,985	5	—	49,990	—	—	—	—
U.S. Treasury securities	115,724	23	—	115,747	—	—	—	—
Total cash equivalents	409,311	28	—	409,339	1,152,761	—	—	1,152,761
Total cash and equivalents	427,941	28	—	427,969	1,179,297	—	—	1,179,297
Short-term investments:
U.S. agency securities	225,463	8	(3)	225,468	—	—	—	—
U.S. Treasury securities	610,983	56	(219)	610,820	—	—	—	—
Total short-term investments	836,446	64	(222)	836,288	—	—	—	—
Total cash, cash equivalents and short-term investments	$1,264,387	$92	$(222)	$1,264,257	$1,179,297	$—	$—	$1,179,297
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our available-for-sale investments during the three and nine months ended September 30, 2022. The unrealized losses on our available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of September 30, 2022, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. We recognized $0.1 million of gross realized gains and $0.2 million of gross realized losses during the three and nine months ended September 30, 2022.
As of September 30, 2022, all outstanding available-for-sale securities were due within one year.

NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	September 30, 2022	December 31, 2021
(in thousands)
Materials and supplies(1)	$27,892	$10,711
In-process	31,057	25,574
Finished goods	2,696	2,407
Total inventory	$61,645	$38,692
(1)Includes materials acquired during the third quarter of 2022 to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing facility as a part of Stage III.
During the second quarter of 2021, the Company recognized a non-cash write-down of a portion of its legacy low-grade stockpile inventory of $1.8 million, after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. The write-down is included in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021, as “Write-down of inventories.” No write-down of inventories was recorded for the three and nine months ended September 30, 2022.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021
(in thousands)
Land and land improvements	$16,231	$7,925
Buildings and building improvements	9,263	8,791
Machinery and equipment	67,479	61,822
Assets under construction	352,646	134,327
Mineral rights	438,395	437,376
Property, plant and equipment, gross	884,014	650,241
Less: Accumulated depreciation and depletion	(53,981)	(39,629)
Property, plant and equipment, net	$830,033	$610,612
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $250.1 million and $93.8 million for the nine months ended September 30, 2022 and 2021, respectively, including amounts not yet paid (see Note 15, “Supplemental Cash Flow Information”). The capitalized expenditures for the nine months ended September 30, 2022, related to assets under construction to support the Company’s Stage II optimization project and its rare earth metal, alloy and magnet manufacturing facility as a part of Stage III, including the purchase of approximately 18 acres of land in Fort Worth, Texas, in February 2022. The capitalized expenditures for the nine months ended September 30, 2021, mostly related to vehicles, machinery, equipment, and assets under construction to support the Stage II optimization project and other capital projects at Mountain Pass.
Government Awards: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the nine months ended September 30, 2022 and 2021, pursuant to the TIA, the Company has received $5.1 million and $2.6 million, respectively, in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which are currently included in “Assets under construction.” As of September 30, 2022, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
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
Change in Estimates of Asset Retirement Costs: As a result of a decrement to the Company’s asset retirement obligations (“ARO”) during the third quarter of 2022, the carrying amount of the Company’s total property, plant and equipment was reduced by $10.4 million, the majority of which pertained to buildings, machinery and equipment, and assets under construction, in the amounts of $0.6 million, $2.7 million and $6.7 million, respectively. Additionally, the Company’s depreciation expense for the three and nine months ended September 30, 2022, was reduced by $2.7 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment. See Note 8, “Asset Retirement and Environmental Obligations,” for further information on the decrement.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation expense(1)	$(656)	$2,109	$3,702	$5,528
Depletion expense	$2,664	$4,754	$8,808	$13,971
(1)As noted above, during the three months ended September 30, 2022, we recorded a reduction to depreciation expense, reflecting the excess of the ARO decrement over the carrying amount of the related property, plant and equipment, as a result of changes in our estimates of cash flows underlying our ARO.
There were no impairments recognized for the three and nine months ended September 30, 2022 and 2021.
NOTE 7—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	September 30, 2022	December 31, 2021
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(12,437)	(15,073)
Net carrying amount	677,563	674,927
Less: Current installments of long-term debt	—	—
Long-term debt, net of current portion	$677,563	$674,927

Long-term debt to related party
Offtake Advances	$—	$16,599
Less: Unamortized debt discount	—	(517)
Net carrying amount	—	16,082
Less: Current installments of long-term debt to related party	—	(16,082)
Long-term debt to related party, net of current portion	$—	$—
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of notes. As of September 30, 2022, based on the conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of September 30, 2022.
Interest expense related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Coupon interest	$431	$431	$1,293	$886
Amortization of debt issuance costs	881	876	2,637	1,799
Convertible Notes interest expense	$1,312	$1,307	$3,930	$2,685
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 3.5 years as of September 30, 2022.
Offtake Advances
Under the A&R Offtake Agreement, a portion of the sales prices of products sold to Shenghe was paid in the form of debt reduction, rather than cash. In addition, the Company had to pay the following amounts to Shenghe in cash to reduce the debt obligation until repaid in full: (i) an agreed-upon percentage of sales of products to parties other than Shenghe under the A&R Offtake Agreement; (ii) 100% of net profits from asset sales; and (iii) 100% of net income determined under GAAP, less the tax-effected amount of total non-cash recoupment from sales of products to Shenghe. For the three and nine months ended September 30, 2022, zero and $14.2 million, respectively, of the sales prices of products sold to Shenghe was paid in the form of debt reduction (see Note 15, “Supplemental Cash Flow Information”), as compared to $15.9 million and $36.8 million, for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the Company made payments to Shenghe of zero and $0.2 million, respectively, based on sales to other parties, as compared to $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2021. No amounts were required to be paid based on asset sales.
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
Paycheck Protection Loan
In April 2020, the Company obtained a loan of $3.4 million pursuant to the Paycheck Protection Program under the CARES Act, (the “Paycheck Protection Loan”). In June 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Loan and related accrued interest was forgiven. Consequently, during the nine months ended September 30, 2021, the Company recorded a gain on forgiveness of the Paycheck Protection Loan in the amount of $3.4 million, which is included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
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
In January 2021, the Company received information from Shenghe regarding its successful negotiation of additional tariff rebates. Consequently, the Company revised its estimates of variable consideration and recognized $2.0 million of revenue for the nine months ended September 30, 2021. Additionally, for the nine months ended September 30, 2021, the Company recorded a reduction in the principal balance of the debt obligation and the corresponding debt discount of $2.2 million and $0.2 million, respectively.
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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	September 30, 2022	December 31, 2021
(in thousands)
Equipment notes
Current	$2,423	$2,566
Non-current	5,340	7,095
	$7,763	$9,661
As of September 30, 2022, none of the agreements or indentures governing our indebtedness contain financial covenants.
NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates ARO based on the requirements to reclaim certain land and facilities associated with mining activity at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of September 30, 2022, the Company estimated a significant portion of the cash outflows for the major reclamation and the retirement of Mountain Pass will be incurred beginning in 2057.
In June 2021, San Bernardino County approved the Company’s re-zoning request for certain of its properties such that certain of the Company’s processing and separations facilities would be zoned for industrial end uses as opposed to the prior “resource conservation” designation. In September 2022, and as a result of the re-zoning of this land, the Company received final approval from San Bernardino County and the Division of Mine Reclamation (California) on a revised reclamation plan. The revision removed from the regulatory oversight under The Surface Mining and Reclamation Act of 1975 the majority of the buildings and equipment used in the processing and separations facilities, including the land underlying such buildings and equipment.
As a result of the final county approval, in the third quarter of 2022, the Company revised its estimated cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass, including removing the previous estimates of the cash flows associated with the processing and separations facilities that no longer require reclamation. The changes in estimates resulted in an ARO decrement of $13.1 million, of which $10.4 million reduced the carrying amounts of the associated property, plant and equipment, and $2.7 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment, was recorded as a reduction to depreciation expense for the three and nine months ended September 30, 2022.

The following is a summary of the Company’s ARO:

	September 30, 2022	December 31, 2021
(in thousands)
Beginning balance	$17,757	$25,646
Obligations settled	(123)	(199)
Accretion expense	879	1,876
Additional ARO	—	213
Revisions in estimated cash flows	(13,114)	(9,779)
Ending balance	$5,399	$17,757
As of September 30, 2022, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the layer or increment was recognized. There were no significant increments for the three and nine months ended September 30, 2022, and there were no significant increments or decrements for the three and nine months ended September 30, 2021.
The balance as of September 30, 2022, and December 31, 2021, included current portions of $0.2 million and $0.1 million, respectively. The total estimated future undiscounted cash flows required to satisfy the asset retirement obligations were $50.4 million and $167.3 million as of September 30, 2022, and December 31, 2021, respectively.
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
As of September 30, 2022, management estimated the cash outflows related to these environmental activities will be incurred annually over the next 25 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and nine months ended September 30, 2022 and 2021.
The total estimated aggregate undiscounted cost of $27.3 million and $27.7 million as of September 30, 2022, and December 31, 2021, respectively, was principally related to water monitoring and treatment activities required by state and local agencies. Based on management’s best estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of September 30, 2022, and December 31, 2021, included current portions of $0.5 million.
Financial Assurances
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of September 30, 2022, and December 31, 2021, the Company had financial assurance requirements of $43.4 million and $39.0 million, respectively, which were satisfied with surety bonds placed with the California state and regional agencies.
NOTE 9—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 24.9% and 24.5% for the three and nine months ended September 30, 2022, respectively, as compared to 17.1% and 18.4% for the three and nine months ended September 30, 2021, respectively. Our effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, other permanent book/tax items, and changes to our valuation allowance against deferred tax assets. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and provides several tax incentives to promote clean energy for tax years beginning after December 31, 2022. At this time, we do not expect the minimum tax or excise tax to have a material impact on our unaudited Condensed Consolidated Financial Statements. We are continuing to evaluate the impact of the clean energy incentives.
NOTE 10—COMMITMENTS AND CONTINGENCIES
Litigation: The Company may become party to lawsuits, administrative proceedings and government investigations, including environmental, regulatory, and other matters, in the ordinary course of business. Large, and sometimes unspecified, damages or penalties may be sought in some matters, and certain matters may require years to resolve. The Company is not aware of any pending or threatened litigation that would have a material adverse effect on its unaudited Condensed Consolidated Financial Statements.
In January 2019, a former employee filed a complaint with the California Labor & Workforce Development Agency alleging numerous violations of California labor law, and subsequently filed a representative action against the Company. In October 2021, we entered into a memorandum of understanding to settle the lawsuit in the amount of $1.0 million, including legal fees, which is included in “Selling, general and administrative” within the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. In August 2022, the court granted final approval of the class settlement, and in September 2022, the Company paid the settlement amount.
NOTE 11—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights; restricted stock, restricted stock units, and other stock awards; and performance awards. As of September 30, 2022, there were 6,454,233 shares available for future grants under the 2020 Incentive Plan.
Stock-Based Compensation: During the three and nine months ended September 30, 2022, the Company recognized $7.8 million and $25.0 million, respectively, of stock-based compensation expense, as compared to $4.5 million and $14.7 million for the three and nine months ended September 30, 2021, respectively, which is principally included in the unaudited Condensed Consolidated Statements of Operations in “Selling, general and administrative.” Additionally, during the three and nine months ended September 30, 2022, the Company capitalized $0.3 million and $1.0 million, respectively, of stock-based compensation to “Property, plant and equipment, net.” No stock-based compensation was capitalized to “Property, plant and equipment, net” during the three and nine months ended September 30, 2021.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$427,969	$427,969	$427,969	$—	$—
Short-term investments	$836,288	$836,288	$836,288	$—	$—
Restricted cash	$6,445	$6,445	$6,445	$—	$—
Financial liabilities:
Convertible Notes	$677,563	$628,763	$628,763	$—	$—
Equipment notes	$7,763	$7,232	$—	$7,232	$—

	December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,179,297	$1,179,297	$1,179,297	$—	$—
Restricted cash	$1,860	$1,860	$1,860	$—	$—
Financial liabilities:
Convertible Notes	$674,927	$880,026	$880,026	$—	$—
Offtake Advances	$16,082	$16,501	$—	$—	$16,501
Equipment notes	$9,661	$9,737	$—	$9,737	$—

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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Weighted-average shares outstanding, basic	176,543,624	176,053,586	176,476,276	172,577,303
Assumed conversion of public warrants(1)	—	—	—	3,787,498
Assumed conversion of Convertible Notes	15,584,409	15,584,409	15,584,409	10,789,206
Assumed conversion of restricted stock	840,786	1,283,194	944,925	1,214,349
Assumed conversion of restricted stock units	441,038	294,124	433,329	271,017
Weighted-average shares outstanding, diluted	193,409,857	193,215,313	193,438,939	188,639,373
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
The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Calculation of basic EPS:
Net income	$63,177	$42,763	$221,997	$86,048
Weighted-average shares outstanding, basic	176,543,624	176,053,586	176,476,276	172,577,303
Basic EPS	$0.36	$0.24	$1.26	$0.50

Calculation of diluted EPS:
Net income	$63,177	$42,763	$221,997	$86,048
Interest expense, net of tax(1):
Convertible Notes	985	1,084	2,967	2,190
Diluted income	$64,162	$43,847	$224,964	$88,238
Weighted-average shares outstanding, diluted	193,409,857	193,215,313	193,438,939	188,639,373
Diluted EPS	$0.33	$0.23	$1.16	$0.47
(1)The three and nine months ended September 30, 2022 and 2021, were tax-effected at a rate of 24.9%, 24.5%, 17.1% and 18.4%, respectively.
NOTE 14—RELATED-PARTY TRANSACTIONS
Product Sales and Cost of Sales: The Company and Shenghe enter into sales agreements in which Shenghe purchases the Company’s rare earth products at sale prices based on the ultimate market price of the product realized by Shenghe upon sales to their customers. Product sales from these agreements with Shenghe were $114.9 million and $401.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $97.3 million and $229.2 million for the three and nine months ended September 30, 2021, respectively. Additionally, in March 2022, the Company entered into a sales agreement with Shenghe for certain stockpiles of rare earth fluoride (“REF”). Sales of REF, which are included in the unaudited Condensed Consolidated Statements of Operations in “Other sales (including related party),” were $8.5 million for the nine months ended September 30, 2022. Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $21.8 million and $65.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $21.5 million and $57.2 million for the three and nine months ended September 30, 2021, respectively.

Purchases of Materials and Supplies: The Company purchases certain reagent products (produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $15.3 million and $18.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.2 million and $3.3 million for the three and nine months ended September 30, 2021, respectively.
Accounts Receivable: As of September 30, 2022, and December 31, 2021, $13.7 million and $49.9 million of the accounts receivable, respectively, and as stated on the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
Indebtedness: The Company’s related-party debt is described in Note 7, “Debt Obligations.”
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the nine months ended September 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$1,140	$1,116
Cash payments related to income taxes	$16,827	$1
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with seller-financed equipment notes	$—	$9,407
Property, plant and equipment purchased but not yet paid	$35,779	$7,416
Revenue recognized in exchange for debt principal reduction	$13,566	$38,858
Paycheck Protection Loan forgiveness(1)	$—	$3,401
Decrease in estimates of asset retirement costs	$10,395	$—
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
We currently produce a rare earth concentrate that we sell pursuant to an offtake agreement (the “Offtake Agreement”), which became effective upon the termination of the A&R Offtake Agreement (as defined in Note 3, “Relationship and Agreements with Shenghe,” in the notes to the unaudited Condensed Consolidated Financial Statements), to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), an affiliate of Shenghe Resources Holding Co., Ltd., which, in turn, typically sells that product to refiners in China. These refiners separate the constituent REE contained in our concentrate and sell the separated products to their customers. Upon completion of our Stage II optimization project (“Stage II”), we anticipate producing separated rare earth oxides (“REO”), including NdPr oxide, and selling these products directly to end users, at which time we may no longer sell our concentrate.
In February 2022, we commenced construction of our initial rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”). Furthermore, in April 2022, we entered into a definitive long-term supply agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials, alloy and finished magnets for the electric motors in more than a dozen models using GM’s Ultium Platform, with a gradual production ramp that is expected to begin in late 2023, starting with alloy. The definitive long-term supply agreement finalized the terms of a binding agreement announced by the Company in December 2021. These developments are a part of our Stage III downstream expansion strategy (“Stage III”).

Key Performance Indicators
We use the following key performance indicators to evaluate the performance of our business. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units or dollars, except percentages)	2022	2021	$	%	2022	2021	$	%
REO production volume (MTs)	10,886	11,998	(1,112)	(9)%	32,014	32,152	(138)	—%
REO sales volume (MTs)	10,676	12,814	(2,138)	(17)%	32,382	32,484	(102)	—%
Realized price per REO MT	$11,636	$7,693	$3,943	51%	$13,130	$7,043	$6,087	86%
Production cost per REO MT	$1,653	$1,449	$204	14%	$1,661	$1,484	$177	12%
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
Production cost per REO MT is a key indicator of our concentrate production efficiency. As a significant portion of our cash costs of Stage I production are fixed, our production cost per REO MT is influenced by mineral recovery, REO grade, plant feed rate and production uptime. See the “Non-GAAP Financial Measures” section below for a reconciliation of our Production Costs, which is a non-GAAP financial measure, to our cost of sales (excluding depletion, depreciation and amortization), which is determined in accordance with GAAP, as well as the calculation of production cost per REO MT.

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
Development of Our REE Refining Capabilities and Other Opportunities
Stage II is focused on advancing our operations from the production of rare earth concentrate to the separation of individual REE. Construction is nearing completion and commissioning activities have commenced. The project incorporates upgrades and enhancements to the existing facility process flow to reliably produce separated REE at a lower cost and with an expected smaller environmental footprint per unit of REO produced than previously achieved. As part of Stage II, we are reintroducing an oxidizing roasting circuit, reorienting the plant process flow, increasing product finishing capacity, improving wastewater management, and making other improvements to materials handling and storage. Upon completion of Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our concentrate.
Further, we are pursuing vertical integration opportunities to process NdPr oxide into metal alloys and magnets, and incorporating magnet recycling capability. Our long-term plans to expand our presence as a global source for rare earth magnets began with our recent announcement to build the Fort Worth Facility. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our Stage III efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
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
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of September 30, 2021, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimates total proven and probable reserves of 2.1 million short tons of REO contained in 30.4 million short tons of ore at Mountain Pass, with an average ore grade of 6.36%. These estimates use an estimated economical cut-off of 2.49% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon completion of Stage II, as of September 30, 2021, our expected mine life was approximately 35 years. Over time, we expect to be able to continue to grow our expected mine life through additional exploratory drilling and improved processing capabilities.
Mining activities in the United States are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.
COVID-19 Pandemic
The COVID-19 pandemic remains on-going and continues to impact the global economy. Varying degrees of preventative measures are still in place in China and other parts of the world, including city-wide lockdowns, travel restrictions, closures of non-essential businesses and other quarantine measures. In particular, preventative measures remain prevalent in China as a result of the Chinese government’s “Zero-COVID” policy. Since the first quarter of 2020, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Congestion and slowdowns have affected and may continue to affect the capacity at ports to receive deliveries of products or the loading of shipments onto vessels. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic; however, the COVID-19 pandemic has contributed to certain cost and schedule pressures on the Stage II optimization project. The Company has worked proactively and diligently to adjust working schedules and hours to optimize logistics and shipping, which has thus far prevented a significant negative impact on our product sales and has mitigated certain impacts on Stage II construction and recommissioning progress.
As the situation continues to evolve, including as a result of new and potential future variants of COVID-19, the possibility of federal or state mandates on vaccinations, or other factors that may affect international shipping and logistics or involve responses to government actions such as strikes or other disruptions, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations, production and sales volumes, or growth projects. Accordingly, the extent and duration of any business disruptions, and related financial impact, cannot be estimated at this time.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue:
Product sales	$124,231	$98,581	$25,650	26%	$425,169	$230,842	$194,327	84%
Other sales	214	1,173	(959)	(82)%	9,096	2,001	7,095	355%
Total revenue	124,445	99,754	24,691	25%	434,265	232,843	201,422	87%

Operating costs and expenses:
Cost of sales(1)	22,417	21,907	510	2%	67,682	57,798	9,884	17%
Selling, general and administrative	17,604	14,881	2,723	18%	56,391	40,986	15,405	38%
Advanced projects, development and other	2,743	1,327	1,416	107%	6,229	2,436	3,793	156%
Depreciation, depletion and amortization	2,096	6,951	(4,855)	(70)%	12,763	19,767	(7,004)	(35)%
Accretion of asset retirement and environmental obligations	418	595	(177)	(30)%	1,255	1,780	(525)	(29)%
Write-down of inventories	—	—	—	n.m.	—	1,809	(1,809)	(100)%
Total operating costs and expenses	45,278	45,661	(383)	(1)%	144,320	124,576	19,744	16%
Operating income	79,167	54,093	25,074	46%	289,945	108,267	181,678	168%
Interest expense, net	(1,224)	(2,624)	1,400	(53)%	(4,455)	(6,417)	1,962	(31)%
Other income, net	6,168	97	6,071	6259%	8,574	3,656	4,918	135%
Income before income taxes	84,111	51,566	32,545	63%	294,064	105,506	188,558	179%
Income tax expense	(20,934)	(8,803)	(12,131)	138%	(72,067)	(19,458)	(52,609)	270%
Net income	$63,177	$42,763	$20,414	48%	$221,997	$86,048	$135,949	158%

Adjusted EBITDA	$91,372	$68,287	$23,085	34%	$333,581	$147,734	$185,847	126%
Adjusted Net Income	$68,119	$48,213	$19,906	41%	$241,771	$97,585	$144,186	148%
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.
Revenue consists primarily of product sales, which pertain to our sales of rare earth concentrate principally to Shenghe under the A&R Offtake Agreement for sales between January 2021 and February 2022, or the Offtake Agreement for sales beginning in March 2022. The sales price of rare earth concentrate sold to Shenghe under both agreements is based on an agreed-upon price per MT, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
The increase in product sales for the three months ended September 30, 2022, as compared to the prior year period, was driven by a higher realized price per REO MT, which increased by 51%, reflecting higher demand for rare earth products. The increase was partially offset by lower REO sales volume, which decreased by 17%, as compared to the prior year period. REO production volume for the three months ended September 30, 2022, decreased by 9% due primarily to lower ore feed grade and mineral recoveries, as compared to the prior year period, despite higher year-over-year ore feed rates.
The increase in product sales for the nine months ended September 30, 2022, as compared to the prior year period, was driven by a higher realized price per REO MT, which increased by 86%, reflecting higher demand for rare earth products. REO sales volume and REO production volume were relatively unchanged for the nine months ended September 30, 2022, as compared to the prior year period. For the nine months ended September 30, 2022, higher ore feed rates largely offset lower ore feed grade, as compared to the prior year period.

REO sales volume varies period-to-period based on the timing of shipments, but generally tracks our REO production volumes over time given our take-or-pay offtake arrangement with Shenghe. See also the “Quarterly Performance Trend” section below.
The increase in other sales for the nine months ended September 30, 2022, as compared to the prior year period, was driven by $8.5 million of revenue related to a sales agreement with Shenghe entered into in March 2022 for certain stockpiles of rare earth fluoride (“REF”).
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
Cost of sales for the three and nine months ended September 30, 2022, increased year over year primarily due to increases in production cost per REO MT from $1,449 for the three months ended September 30, 2021, to $1,653 for the three months ended September 30, 2022, and $1,484 for the nine months ended September 30, 2021, to $1,661 for the nine months ended September 30, 2022. The increases in production cost per REO MT were driven by higher materials, supplies and payroll costs, including an increase in employee headcount to support the expansion of operations, as well as higher energy costs incurred following the restart of our CHP plant in January 2022. These increases in costs offset production efficiencies achieved during the three and nine months ended September 30, 2022. Cost of sales for the three months ended September 30, 2022, were also impacted by lower year-over-year REO sales volume. Additionally, shipping and freight costs increased by $1.0 million and $3.5 million for the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods.
Notwithstanding the increase in employee headcount discussed above and the impact of costs associated with recommissioning the CHP plant, we believe our production cost per REO MT has stabilized in the short-term, with operating efficiencies helping to offset the impact of inflationary pressure on materials, supplies, energy and labor. In addition, we continue to anticipate efficiency opportunities as we increase REO production volumes in our milling and flotation circuit over time. Production cost per REO MT varies period-to-period based on the timing of scheduled outages of our production facilities for maintenance as well as anticipated tie-ins of certain other Stage II-related facilities in the next year. See also the “Quarterly Performance Trend” section below.
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
Selling, general and administrative expenses for the three and nine months ended September 30, 2022, reflect an increase in stock-based compensation expense of $3.0 million and $10.7 million, respectively, primarily from a grant of restricted stock units made to our chief executive officer during the fourth quarter of 2021. Excluding stock-based compensation expense, selling, general and administrative expenses for the three months ended September 30, 2022, decreased by $0.3 million, or 3%, primarily due to a legal settlement of $1.0 million, including legal fees, recorded in the prior year period, offset by an increase in personnel costs in the current year period. Excluding stock-based compensation expense, selling, general and administrative expenses for the nine months ended September 30, 2022, increased by $4.7 million, or 16%, primarily due to increases in personnel costs and other general and administrative costs.
Advanced projects, development and other consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, certain government contracts, and start-up costs, as well as costs incurred to support growth and development initiatives or other opportunities. Advanced projects, development and other for the three and nine months ended September 30, 2022, increased year over year primarily due to certain start-up costs that do not qualify for capitalization associated with our Stage II optimization project and our Stage III initiatives. In addition, the year-over-year increase for the nine months ended September 30, 2022, includes one-time start-up costs associated with restart of our CHP plant.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year decrease in depreciation, depletion and amortization for the three and nine months ended September 30, 2022, primarily reflects a reduction in depreciation of $2.7 million as a result of a decrement to our asset retirement obligation (“ARO”) (see Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for more information), as well as decreases in depletion of $2.1 million and $5.2 million, respectively, resulting from a revision to extend our estimate of the remaining useful life of the mineral rights at the beginning of the fourth quarter of 2021.
Accretion of asset retirement and environmental obligations is based on the estimated future cash flows required to reclaim our mine pit and related facilities at Mountain Pass and to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligations for the three and nine months ended September 30, 2022, decreased year over year primarily as a result of a decrement to the Company’s ARO during the fourth quarter of 2021. The ARO decrement recorded in the third quarter of 2022 (noted above) will further reduce the accretion of our ARO in future periods.
Write-down of inventories for the nine months ended September 30, 2021, pertains to a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021. See Note 5, “Inventories,” in the notes to the unaudited Condensed Consolidated Financial Statements for more information.
Interest expense, net consists of the amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below); the amortization of the discount on our debt obligation to Shenghe; and the expense associated with the 0.25% per annum interest rate on our Convertible Notes, offset by interest capitalized. Interest expense, net for the three and nine months ended September 30, 2022, decreased year over year due to the full repayment of the Offtake Advances in the first quarter of 2022, offset by the timing of the issuance of the Convertible Notes in March 2021.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three and nine months ended September 30, 2022, increased year over year as a result of interest and investment income earned on our short-term investments, which were purchased in the second quarter of 2022. The year-over-year increase in other income, net for the nine months ended September 30, 2022, was offset by a non-cash gain recognized during the second quarter of 2021 as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which had a principal amount of $3.4 million.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) was 24.9% and 24.5% for the three and nine months ended September 30, 2022, respectively, as compared to 17.1% and 18.4% for the three and nine months ended September 30, 2021. The effective tax rates differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officer’s compensation, partially offset by the California competes tax credit awarded to us in the fourth quarter of 2021 and a partial release of the valuation allowance against deferred tax assets in the third quarter of 2022.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and provides several tax incentives to promote clean energy for tax years beginning after December 31, 2022. At this time, we do not expect the minimum tax or excise tax to have a material impact on our unaudited Condensed Consolidated Financial Statements. We are continuing to evaluate the impact of the clean energy incentives.
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
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2022			FY2021				FY2020
(in whole units or dollars)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
REO production volume (MTs)	10,886	10,300	10,828	10,261	11,998	10,305	9,849	9,337	10,197
REO sales volume (MTs)	10,676	10,000	11,706	9,674	12,814	9,877	9,793	10,320	9,429
Realized price per REO MT	$11,636	$13,918	$13,818	$10,101	$7,693	$7,343	$5,891	$4,070	$3,393
Production cost per REO MT	$1,653	$1,750	$1,594	$1,525	$1,449	$1,538	$1,475	$1,589	$1,389

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of September 30, 2022, we had $1,264.3 million of cash, cash equivalents and short-term investments and $690.0 million principal amount of long-term debt.
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
Our current working capital needs relate mainly to our mining and beneficiation operations. Our principal capital expenditure requirements relate mainly to our Stage II optimization project and related HREE project and the development of the Fort Worth Facility, as well as the periodic replacement of mining or processing equipment. Our future capital requirements will depend on several factors, including future acquisitions and potential additional investments in further downstream production.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. In accelerating the strategic opportunity for the separation of HREE, enhancements were made to the initial scope of the Stage II project. Including these enhancements and other factors impacting the remaining cost of completion, and including certain early design and procurement costs associated with the HREE separation facility, and the development and construction costs of the Fort Worth Facility, as well as other growth and infrastructure investments at Mountain Pass, we expect to spend approximately $350 million on capital assets in 2022. We expect to spend additional amounts in 2023 and 2024 for final payments related to the Stage II optimization project and to complete the HREE separation facility and the Fort Worth Facility.
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
Equipment Notes: We have previously entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery, most recently in February 2021. As of September 30, 2022, we had $7.8 million in principal (and accrued interest) outstanding under the equipment notes.
Cash Flows
The following table summarizes our cash flows:

	For the nine months ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$314,419	$70,464	$243,955	346%
Investing activities	$(1,041,727)	$(83,680)	$(958,047)	1145%
Financing activities	$(19,435)	$669,610	$(689,045)	n.m.
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities increased by $244.0 million for the nine months ended September 30, 2022, as compared to the prior year period, reflecting the increase in product sales and a net increase due to the timing of receipt or payment of working capital items, such as accounts receivable, partially offset by increases in our cost of sales; selling, general and administrative expenses; and payments for income taxes of $16.8 million. In addition, $13.6 million of our product sales was excluded from cash provided by operating activities for the nine months ended September 30, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, compared to $38.9 million in the prior year period.
Net Cash Used in Investing Activities: Net cash used in investing activities increased by $958.0 million for the nine months ended September 30, 2022, compared to the prior year period, reflecting purchases of short-term investments of $1,358.4 million and an increase in additions to property, plant and equipment relating primarily to our Stage II optimization project and our Fort Worth Facility, partially offset by proceeds from sales and maturities of short-term investments of $525.9 million and a $2.5 million increase in proceeds from government awards used for construction, specifically our Stage II optimization project.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $19.4 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $669.6 million in the prior year period. The current year period consisted primarily of tax withholding on stock-based awards and principal payments on debt obligations and finance leases while the prior year period consisted primarily of the net proceeds received from the issuance of the Convertible Notes in March 2021 of $672.3 million.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, unless otherwise stated)	2022	2021	2022	2021
Product sales	$124,231	$98,581	$425,169	$230,842
Adjusted for:
Tariff rebate(1)	—	—	—	(2,050)
Total Value Realized	124,231	98,581	425,169	228,792
Divided by:
REO sales volume (in MTs)	10,676	12,814	32,382	32,484
Realized price per REO MT (in dollars)(2)	$11,636	$7,693	$13,130	$7,043
(1)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(2)May not recompute as presented due to rounding.
Production Costs
Production Costs, which we use to calculate our key performance indicator, production cost per REO MT, is a non-GAAP financial measure. As mentioned above, production cost per REO MT is a key indicator of our concentrate production efficiency. The following table presents a reconciliation of our Production Costs to our cost of sales (excluding depreciation, depletion and amortization), which is determined in accordance with GAAP, as well as the calculation of production cost per REO MT:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, unless otherwise stated)	2022	2021	2022	2021
Cost of sales (excluding depreciation, depletion and amortization)	$22,417	$21,907	$67,682	$57,798
Adjusted for:
Stock-based compensation expense(1)	(889)	(542)	(2,110)	(2,438)
Shipping and freight(2)	(3,796)	(2,795)	(10,548)	(7,076)
Other(3)	(89)	—	(1,225)	(79)
Production Costs	17,643	18,570	53,799	48,205
Divided by:
REO sales volume (in MTs)	10,676	12,814	32,382	32,484
Production cost per REO MT (in dollars)(4)	$1,653	$1,449	$1,661	$1,484
(1)Pertains only to the amount of stock-based compensation expense included in cost of sales.
(2)Includes $1.3 million for the nine months ended September 30, 2022, of shipping and freight costs associated with sales of REF stockpiles.
(3)Amount for the nine months ended September 30, 2022, pertains primarily to costs (excluding shipping and freight) attributable to sales of REF stockpiles.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$63,177	$42,763	$221,997	$86,048
Adjusted for:
Depreciation, depletion and amortization	2,096	6,951	12,763	19,767
Interest expense, net	1,224	2,624	4,455	6,417
Income tax expense	20,934	8,803	72,067	19,458
Stock-based compensation expense(1)	7,806	4,552	25,019	14,723
Transaction-related, start-up and other non-recurring costs(2)	1,885	1,914	4,341	3,219
Accretion of asset retirement and environmental obligations	418	595	1,255	1,780
Loss on sale or disposal of long-lived assets, net(3)	—	182	258	219
Write-down of inventories(4)	—	—	—	1,809
Tariff rebate(5)	—	—	—	(2,050)
Other income, net(6)	(6,168)	(97)	(8,574)	(3,656)
Adjusted EBITDA	$91,372	$68,287	$333,581	$147,734
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Amounts for the three and nine months ended September 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Start-up costs are included in “Advanced projects, development and other” within our unaudited Condensed Consolidated Statements of Operations. Amounts for the three and nine months ended September 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions, and are primarily included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(5)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(6)Amounts for the three and nine months ended September 30, 2022, are principally comprised of interest and investment income. Amount for the nine months ended September 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. We calculate Adjusted Diluted EPS as our GAAP diluted earnings per share (“EPS”) excluding the per share impact, using GAAP diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; transaction-related, start-up and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. Adjusted Net Income and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
Historically, the Company excluded the depletion on the mineral rights for the rare earth ores contained in our mine, which were recorded at fair value upon the acquisition of Secure Natural Resources LLC, from Adjusted Net Income and Adjusted Diluted EPS. Effective September 30, 2022, the Company no longer excludes depletion expense when calculating and presenting Adjusted Net Income and Adjusted Diluted EPS. For purposes of comparability, we have revised the prior year periods for this change.
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
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$63,177	$42,763	$221,997	$86,048
Adjusted for:
Stock-based compensation expense(1)	7,806	4,552	25,019	14,723
Transaction-related, start-up and other non-recurring costs(2)	1,885	1,914	4,341	3,219
Loss on sale or disposal of long-lived assets, net(3)	—	182	258	219
Write-down of inventories(4)	—	—	—	1,809
Tariff rebate(5)	—	—	—	(2,050)
Other(6)	(23)	(97)	(247)	(3,656)
Tax impact of adjustments above(7)	(2,299)	(1,101)	(7,170)	(2,727)
Release of valuation allowance(8)	(2,427)	—	(2,427)	—
Adjusted Net Income	$68,119	$48,213	$241,771	$97,585
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Amounts for the three and nine months ended September 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Start-up costs are included in “Advanced projects, development and other” within our unaudited Condensed Consolidated Statements of Operations. Amounts for the three and nine months ended September 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions, and are primarily included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(3)Included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(5)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(6)Amount for the nine months ended September 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which is included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
(7)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 23.8%, 24.4%, 16.8% and 19.1%, for the three and nine months ended September 30, 2022 and 2021, respectively.
(8)Reflects the impact of a release of a portion of our valuation allowance.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Diluted EPS	$0.33	$0.23	$1.16	$0.47
Adjusted for:
Stock-based compensation expense	0.04	0.02	0.13	0.08
Transaction-related, start-up and other non-recurring costs(1)	0.01	0.01	0.02	0.02
Loss on sale or disposal of long-lived assets, net	0.00	0.00	0.00	0.00
Write-down of inventories(2)	0.00	0.00	0.00	0.01
Tariff rebate(3)	0.00	0.00	0.00	(0.01)
Other(4)	0.00	0.00	0.00	(0.02)
Tax impact of adjustments above(5)	(0.01)	0.00	(0.03)	(0.02)
Release of valuation allowance(6)	(0.01)	0.00	(0.01)	0.00
Adjusted Diluted EPS	$0.36	$0.26	$1.27	$0.53
Diluted weighted-average shares outstanding	193,409,857	193,215,313	193,438,939	188,639,373
(1)Amounts for the three and nine months ended September 30, 2022, are principally comprised of start-up costs that do not qualify for capitalization, which relate to the restart of our CHP plant as well as certain costs associated with our Stage II optimization project and Stage III initiatives. Amounts for the three and nine months ended September 30, 2021, relate to advisory, consulting, accounting and legal expenses pertaining to non-recurring transactions.
(2)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(3)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(4)Amount for the nine months ended September 30, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.
(5)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 23.8%, 24.4%, 16.8% and 19.1%, for the three and nine months ended September 30, 2022 and 2021, respectively.
(6)Reflects the impact of a release of a portion of our valuation allowance.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities(1)	$314,419	$70,464
Additions to property, plant and equipment, net(2)	(209,202)	(83,805)
Free Cash Flow	$105,217	$(13,341)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million and $38.9 million of our product sales for the nine months ended September 30, 2022 and 2021, respectively, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amounts for the nine months ended September 30, 2022 and 2021, are net of $5.1 million and $2.6 million, respectively, in proceeds from government awards used for construction, specifically our Stage II optimization project.

Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2022.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash, cash equivalents and short-term investments totaling $1,264.3 million as of September 30, 2022, of which $1,245.6 million was invested in money market funds, U.S. Treasury and agency securities. Our cash, cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2022, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our unaudited Condensed Consolidated Financial Statements.
With the exception of the item above, there have been no material changes in our market risk exposures for the three months ended September 30, 2022, as compared to those discussed in our Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended September 30, 2022.
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

MP MATERIALS CORP.

Dated:	November 4, 2022	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer