Form 10-Q
period 2023-03-31
MP Materials Corp. / DE
filed 2023-05-05
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39277
MP MATERIALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-4465489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 S. Pavilion Center Drive, Suite 800
Las Vegas, Nevada 89135
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2023, the number of shares of the registrant’s common stock outstanding was 177,620,849.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•ability to maintain our governmental licenses, registrations, permits, and approvals with numerous governmental agencies necessary for us to operate our business;
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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$651,215	$136,627
Short-term investments	517,831	1,045,718
Total cash, cash equivalents and short-term investments	1,169,046	1,182,345
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	21,245	32,856
Inventories	61,804	57,554
Income taxes receivable	1,727	2,201
Prepaid expenses and other current assets	13,566	18,872
Total current assets	1,267,388	1,293,828
Non-current assets
Property, plant and equipment, net	1,002,240	935,743
Non-current inventories	6,844	5,744
Other non-current assets	4,630	2,472
Total non-current assets	1,013,714	943,959
Total assets	$2,281,102	$2,237,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable, construction payables and accrued liabilities	$68,574	$72,265
Income taxes payable	21,161	21,163
Other current liabilities	4,139	4,053
Total current liabilities	93,874	97,481
Non-current liabilities
Asset retirement obligations	5,351	5,295
Environmental obligations	16,571	16,580
Long-term debt, net	679,326	678,444
Deferred income taxes	129,711	122,353
Other non-current liabilities	4,464	5,000
Total non-current liabilities	835,423	827,672
Total liabilities	929,297	925,153
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,619,805 and 177,706,608 shares issued and outstanding, as of March 31, 2023, and December 31, 2022, respectively)	17	18
Additional paid-in capital	952,791	951,008
Retained earnings	398,866	361,419
Accumulated other comprehensive income	131	189
Total stockholders’ equity	1,351,805	1,312,634
Total liabilities and stockholders’ equity	$2,281,102	$2,237,787
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenue:
Product sales (including related party)	$95,666	$161,755
Other sales (including related party)	34	4,503
Total revenue	95,700	166,258

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	24,216	23,173
Selling, general and administrative	19,403	20,308
Advanced projects, start-up, development and other	8,280	1,818
Depreciation, depletion and amortization	8,122	5,260
Accretion of asset retirement and environmental obligations	227	418
Loss on sale or disposal of long-lived assets, net	2,490	257
Total operating costs and expenses	62,738	51,234
Operating income	32,962	115,024
Interest expense, net	(1,359)	(1,905)
Other income, net	13,693	194
Income before income taxes	45,296	113,313
Income tax expense	(7,849)	(27,762)
Net income	$37,447	$85,551

Earnings per share:
Basic	$0.21	$0.49
Diluted	$0.20	$0.45

Weighted-average shares outstanding:
Basic	176,881,723	176,355,566
Diluted	193,613,539	193,490,330
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2023	2022
Net income	$37,447	$85,551
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities	(58)	—
Total comprehensive income	$37,389	$85,551
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended March 31, 2023 and 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	177,706,608	$18	$951,008	$361,419	$189	$1,312,634
Stock-based compensation	—	—	98,418	—	7,758	—	—	7,758
Shares used to settle payroll tax withholding	—	—	(185,221)	(1)	(5,975)	—	—	(5,976)
Net income	—	—	—	—	—	37,447	—	37,447
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(58)	(58)
Balance as of March 31, 2023	—	$—	177,619,805	$17	$952,791	$398,866	$131	$1,351,805

Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$—	$1,008,732
Stock-based compensation	—	—	46,882	—	10,179	—	—	10,179
Shares used to settle payroll tax withholding	—	—	(337,429)	—	(14,094)	—	—	(14,094)
Net income	—	—	—	—	—	85,551	—	85,551
Balance as of March 31, 2022	—	$—	177,526,007	$18	$932,384	$157,966	$—	$1,090,368
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income	$37,447	$85,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,122	5,260
Accretion of asset retirement and environmental obligations	227	418
Accretion of discount on short-term investments	(8,842)	—
Loss (gain) on sale or disposal of long-lived assets, net	(5)	257
Stock-based compensation expense	7,013	9,773
Accretion of debt discount and amortization of debt issuance costs	882	1,394
Revenue recognized in exchange for debt principal reduction	—	(13,566)
Deferred income taxes	7,377	23,479
Decrease (increase) in operating assets:
Accounts receivable (including related party)	11,611	13,901
Inventories	(5,024)	(927)
Income taxes receivable	474	—
Prepaid expenses, other current and non-current assets	(351)	694
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(3,586)	(7,176)
Income taxes payable	(2)	1,783
Other current and non-current liabilities	148	130
Net cash provided by operating activities	55,491	120,971
Investing activities:
Additions to property, plant and equipment	(74,462)	(54,932)
Purchases of short-term investments	(320,884)	—
Proceeds from sales of short-term investments	447,227	—
Proceeds from maturities of short-term investments	410,307	—
Proceeds from government awards used for construction	—	5,130
Net cash provided by (used in) investing activities	462,188	(49,802)
Financing activities:
Principal payments on debt obligations and finance leases	(846)	(3,817)
Tax withholding on stock-based awards	(5,976)	(14,094)
Net cash used in financing activities	(6,822)	(17,911)
Net change in cash, cash equivalents and restricted cash	510,857	53,258
Cash, cash equivalents and restricted cash beginning balance	143,509	1,181,157
Cash, cash equivalents and restricted cash ending balance	$654,366	$1,234,415

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$651,215	$1,233,300
Restricted cash, current	2,552	587
Restricted cash, non-current	599	528
Total cash, cash equivalents and restricted cash	$654,366	$1,234,415
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. The Company, which is headquartered in Las Vegas, Nevada, owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. MP Materials currently produces a rare earth concentrate that is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 13, “Related-Party Transactions,”), a related party of the Company, that, in turn, typically sells that product to refiners in China. These refiners separate the constituent rare earth elements contained in the Company’s concentrate and sell the separated products to their customers.
Upon completing commissioning of the Stage II optimization project (“Stage II”), the Company anticipates producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, to customers globally. In February 2023, the Company entered into a distributorship agreement (“Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo will serve as the exclusive distributor of NdPr oxide produced by the Company to Japanese customers. Further, in connection with the Distribution Agreement, the Company and Sumitomo intend to collaborate on the supply of rare earth metals and other products.
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, Shenghe was the Company’s principal customer and accounted for more than 90% of product sales. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and continued into 2023 due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of rare earth products. Furthermore, while revenue is generated in the United States, Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar. In addition, there is an ongoing economic conflict between China and the United States that has previously resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations. See Note 13, “Related-Party Transactions,” for additional information.
The impact of the COVID-19 pandemic and its effects continue to evolve. Since the onset of the pandemic, the Company has experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Despite these factors, the Company has not experienced a reduction in production or sales due to the COVID-19 pandemic. However, the COVID-19 pandemic has contributed to certain cost and schedule pressures for capital projects and may impact the reliability of transportation, particularly as the Company expects a significant increase in inbound logistics of raw materials to be consumed in Stage II operations.
The Company continues to monitor the global situation, including the impacts of new and potential future variants of COVID-19, or other factors that may affect international shipping, logistics, and supply chain, or involve responses to government actions such as strikes or other disruptions. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations, production and sales volumes, or growth projects.
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. The fair value of Stock Awards (as defined in Note 10, “Stock-based Compensation,”) is equal to the fair value of the Company’s stock on the grant date. The fair value of performance awards that include performance and/or market conditions is determined using a Monte Carlo simulation technique. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, expected volatility, correlation coefficient to relevant peer groups or indices, risk-free interest rate and dividend yield.
Compensation cost for Stock Awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, which results in accelerated recognition of compensation cost. Compensation cost for performance awards with cliff vesting schedules is recognized on a straight-line basis over the requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures. See also Note 10, “Stock-based Compensation.”
Recently Issued Accounting Pronouncements: During the three months ended March 31, 2023, there were no accounting pronouncements adopted by the Company that had a material impact on the Company's unaudited Condensed Consolidated Financial Statements. Additionally, as of March 31, 2023, there were no accounting pronouncements pending adoption that are expected to have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	March 31, 2023				December 31, 2022
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$24,572	$—	$—	$24,572	$7,373	$—	$—	$7,373
Cash equivalents:
Money market funds	626,643	—	—	626,643	64,855	—	—	64,855
U.S. agency securities	—	—	—	—	63,605	1	(2)	63,604
U.S. Treasury securities	—	—	—	—	795	—	—	795
Total cash equivalents	626,643	—	—	626,643	129,255	1	(2)	129,254
Total cash and equivalents	651,215	—	—	651,215	136,628	1	(2)	136,627
Short-term investments:
U.S. agency securities	482,012	201	(12)	482,201	979,878	361	(17)	980,222
U.S. Treasury securities	35,644	—	(14)	35,630	65,586	1	(91)	65,496
Total short-term investments	517,656	201	(26)	517,831	1,045,464	362	(108)	1,045,718
Total cash, cash equivalents and short-term investments	$1,168,871	$201	$(26)	$1,169,046	$1,182,092	$363	$(110)	$1,182,345
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three months ended March 31, 2023. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of March 31, 2023, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized $0.5 million of gross realized gains and $0.1 million of gross realized losses during the three months ended March 31, 2023. Additionally, the Company recognized $13.3 million of interest and investment income on its available-for-sale securities and other money market funds for the three months ended March 31, 2023. These amounts are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.
As of March 31, 2023, the fair values of available-for-sale investments, by remaining contractual maturity, were as follows:

(in thousands)
Due within one year	$494,930
Due after one year through two years	22,901
Total	$517,831
NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2023	December 31, 2022
(in thousands)
Materials and supplies(1)	$31,402	$28,590
In-process	28,929	27,212
Finished goods	1,473	1,752
Total current inventories	61,804	57,554
Add: Non-current portion(2)	6,844	5,744
Total inventories	$68,648	$63,298
(1)Includes materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing facility as a part of Stage III.
(2)Represents stockpiled ore that is not expected to be processed within the next 12 months.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022
(in thousands)
Land and land improvements	$16,112	$16,102
Buildings and building improvements	15,856	15,111
Machinery and equipment	275,541	186,388
Assets under construction	323,444	338,482
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,069,348	994,478
Less: Accumulated depreciation and depletion	(67,108)	(58,735)
Property, plant and equipment, net	$1,002,240	$935,743
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $74.3 million and $68.0 million for the three months ended March 31, 2023 and 2022, respectively, including amounts not yet paid (see Note 14, “Supplemental Cash Flow Information”). The capitalized expenditures related to machinery, equipment, and assets under construction to support the Company’s Stage II optimization project, and assets under construction for its rare earth metal, alloy and magnet manufacturing facility as a part of Stage III. Additionally, the capitalized expenditures for the three months ended March 31, 2022, included the purchase of approximately 18 acres of land in Fort Worth, Texas.
Placement of Certain Stage II Assets into Service: At the end of the first quarter of 2023, the Company transferred certain of its assets totaling $86.4 million and pertaining to its Stage II optimization project from assets under construction to buildings, machinery and equipment, with $85.7 million relating to machinery and equipment.
Government Awards: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the three months ended March 31, 2023 and 2022, pursuant to the TIA, the Company had received zero and $5.1 million, respectively, in reimbursements from the DOD. As of March 31, 2023, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Production Project Agreement”). As of March 31, 2023, the Company has not yet received any funds from the DOD under the HREE Production Project Agreement.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended March 31,
(in thousands)	2023	2022
Depreciation expense	$5,245	$2,101
Depletion expense	$2,800	$3,069
The Company recognized $2.5 million of demolition costs for the three months ended March 31, 2023, which are included in “Loss on sale or disposal of long-lived assets, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have not been used in the Company’s operations. There were no impairments recognized for the three months ended March 31, 2023 and 2022.

NOTE 6—DEBT OBLIGATIONS
The Company’s long-term debt was as follows:

	March 31, 2023	December 31, 2022
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(10,674)	(11,556)
Long-term debt, net	$679,326	$678,444
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of notes. As of March 31, 2023, based on the conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of March 31, 2023.
Interest expense related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2023	2022
Coupon interest	$431	$431
Amortization of debt issuance costs	882	877
Convertible Notes interest expense	$1,313	$1,308
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 3.0 years as of March 31, 2023.
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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2023	December 31, 2022
(in thousands)
Equipment notes
Current	$2,327	$2,392
Non-current	4,187	4,743
	$6,514	$7,135
As of March 31, 2023, none of the agreements or indentures governing the Company’s indebtedness contain financial covenants.

NOTE 7—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of March 31, 2023, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056 and 2057.
As of March 31, 2023, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three months ended March 31, 2023 and 2022.
The balance as of both March 31, 2023, and December 31, 2022, included current portions of $0.2 million. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $50.3 million and $50.4 million as of March 31, 2023, and December 31, 2022, respectively.
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
As of March 31, 2023, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 25 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three months ended March 31, 2023 and 2022.
The total estimated aggregate undiscounted cost of $27.0 million and $27.2 million as of March 31, 2023, and December 31, 2022, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both March 31, 2023, and December 31, 2022, included current portions of $0.5 million.
Financial Assurances
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of both March 31, 2023, and December 31, 2022, the Company had financial assurance requirements of $43.5 million, which were satisfied with surety bonds placed with California state and regional agencies.
NOTE 8—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 17.3% and 24.5% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit, and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and projections of pretax earnings, are considered in assessing its ability to realize its net deferred tax assets.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and provides several tax incentives to promote clean energy for tax years beginning after December 31, 2022. The Company does not expect the minimum tax or excise tax to have a material impact on the unaudited Condensed Consolidated Financial

Statements. The Company expects to benefit from the Section 45X Advanced Manufacturing Production Credit, which provides a credit equal to 10% of the costs incurred with respect to the production of certain critical minerals, including NdPr oxide.
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
NOTE 10—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of March 31, 2023, the Company has not issued any stock options or SARs and there were 6,326,026 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In February 2023, pursuant to the 2020 Incentive Plan, the Company’s Compensation Committee of the Board of Directors adopted a performance share plan (the “2023 Performance Share Plan”). Pursuant to the 2023 Performance Share Plan, for the three months ended March 31, 2023, the Company granted 62,709 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
Stock-Based Compensation: The Company’s stock-based compensation was recorded as follows:

	For the three months ended March 31,
(in thousands)	2023	2022
Cost of sales	$1,122	$715
Selling, general and administrative	5,774	8,968
Advanced projects, start-up, development and other	117	90
Total stock-based compensation expense	$7,013	$9,773

Stock-based compensation capitalized to property, plant and equipment, net	$745	$406
NOTE 11—FAIR VALUE MEASUREMENTS
Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$651,215	$651,215	$651,215	$—	$—
Short-term investments	$517,831	$517,831	$517,831	$—	$—
Restricted cash	$3,151	$3,151	$3,151	$—	$—
Financial liabilities:
Convertible Notes	$679,326	$652,485	$652,485	$—	$—
Equipment notes	$6,514	$6,350	$—	$6,350	$—

	December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$136,627	$136,627	$136,627	$—	$—
Short-term investments	$1,045,718	$1,045,718	$1,045,718	$—	$—
Restricted cash	$6,882	$6,882	$6,882	$—	$—
Financial liabilities:
Convertible Notes	$678,444	$610,650	$610,650	$—	$—
Equipment notes	$7,135	$6,807	$—	$6,807	$—
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended March 31,
	2023	2022
Weighted-average shares outstanding, basic	176,881,723	176,355,566
Assumed conversion of Convertible Notes	15,584,409	15,584,409
Assumed conversion of restricted stock	723,145	1,148,539
Assumed conversion of RSUs	424,262	401,816
Weighted-average shares outstanding, diluted	193,613,539	193,490,330
The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the three months ended March 31,
(in thousands, except share and per share data)	2023	2022
Calculation of basic EPS:
Net income	$37,447	$85,551
Weighted-average shares outstanding, basic	176,881,723	176,355,566
Basic EPS	$0.21	$0.49

Calculation of diluted EPS:
Net income	$37,447	$85,551
Interest expense, net of tax(1):
Convertible Notes	1,086	988
Diluted income	$38,533	$86,539
Weighted-average shares outstanding, diluted	193,613,539	193,490,330
Diluted EPS	$0.20	$0.45
(1)The three months ended March 31, 2023 and 2022, were tax-effected at a rate of 17.3% and 24.5%, respectively.
NOTE 13—RELATED-PARTY TRANSACTIONS
Offtake Agreement: In March 2022, the Company entered into an offtake agreement (the “Offtake Agreement”) with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe

Rare Earth Co., Ltd. (“Leshan Shenghe”) whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. The Offtake Agreement became effective upon the termination of the A&R Offtake Agreement (as discussed and defined below). The initial term of the Offtake Agreement is two years, with the option to extend the term at the Company’s discretion for an additional one-year period.
Pursuant to the Offtake Agreement, and subject to certain exclusions, Shenghe is obligated to purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. Under the Offtake Agreement, Shenghe will be paid a variable commission on net proceeds to the Company.
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
Tolling Agreement with VREX: In March 2023, the Company entered into a tolling agreement with Vietnam Rare Earth Company Limited (“VREX”), a majority-owned subsidiary of Shenghe, which owns and operates a metal processing plant and related facilities in Vietnam (the “Tolling Agreement”). Pursuant to the Tolling Agreement, the Company would deliver NdPr oxide to VREX which VREX would then process into NdPr metal for delivery to the Company’s customers globally. During the term of the Tolling Agreement, the Company will pay VREX a processing fee per unit of rare earth metal produced. The Company will maintain title to the products and directly enter into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms. As of March 31, 2023, there have not yet been any transactions as contemplated under the Tolling Agreement.
Product Sales and Cost of Sales: Product sales from sales agreements with Shenghe for rare earth products were $89.1 million and $155.0 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company also entered into sales agreements with Shenghe for non-concentrate products, including certain stockpiles of rare earth fluoride. These sales, which are included in the unaudited Condensed Consolidated Statements of Operations in “Other sales (including related party),” were $4.1 million for the three months ended March 31, 2022.
Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $22.7 million and $22.6 million for the three months ended March 31, 2023 and 2022, respectively.
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $0.9 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Accounts Receivable: As of March 31, 2023, and December 31, 2022, $18.8 million and $29.8 million, respectively, of the accounts receivable as stated in the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$105	$83
Cash payments related to income taxes	$—	$2,500
Change in construction payables	$(130)	$13,096
Supplemental non-cash investing and financing activities:
Revenue recognized in exchange for debt principal reduction	$—	$13,566

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. We currently produce a rare earth concentrate that is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 13, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. These refiners separate the constituent rare earth elements (“REE”) contained in our concentrate and sell the separated products to their customers.
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
Certain REE serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as electric vehicles (“EVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Recent Developments and Other Information
Distribution Agreement with Sumitomo
In February 2023, we entered into a distributorship agreement (“Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo will serve as the exclusive distributor of NdPr oxide, produced by us, to Japanese customers. Further, in connection with the Distribution Agreement, we intend to collaborate with Sumitomo on the supply of rare earth metals and other products. Under the terms of the Distribution Agreement, Sumitomo will be paid a variable commission. The initial term of the Distribution Agreement is through the end of 2025 with options to renew annually.
Tolling Agreement with VREX
In March 2023, we entered into a tolling agreement with Vietnam Rare Earth Company Limited (“VREX”), a majority-owned subsidiary of Shenghe, which owns and operates a metal processing plant and related facilities in Vietnam (the “Tolling Agreement”). Pursuant to the Tolling Agreement, we will deliver NdPr oxide to VREX which VREX would then process into NdPr metal for delivery to our customers globally. As several of our potential customers that manufacture magnets outside of China prefer to purchase NdPr metal in addition to NdPr oxide, this Tolling Agreement will enable us to distribute NdPr products more widely to customers in Japan and other global markets. During the term of the Tolling Agreement, we will pay VREX a processing fee per unit of rare earth metal produced. We will maintain title to the products and directly enter into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms.

COVID-19 Pandemic
The impact of the COVID-19 pandemic and its effects continue to evolve. Since the onset of the pandemic, we have experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Despite these factors, we have not experienced a reduction in production or sales due to the COVID-19 pandemic. However, the COVID-19 pandemic has contributed to certain cost and schedule pressures for capital projects, and may impact reliability of transportation, particularly as we expect a significant increase in inbound logistics of raw materials to be consumed in our Stage II operations.
We continue to monitor the global situation, including the impacts of new and potential future variants of COVID-19, or other factors that may affect international shipping, logistics, and supply chain, or involve responses to government actions such as strikes or other disruptions. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our business, results of operations, production and sales volumes, or growth projects.
Key Performance Indicators
We have historically used the following key performance indicators to evaluate the performance of our business. However, as we evolve as a business and transition from a producer of rare earth concentrate to a producer of separated rare earth products upon completing the commissioning of our Stage II project, the metrics that management anticipates using to evaluate the business may change or be revised. For example, in completing the transition to separated rare earth products, we may determine that production cost per rare earth oxide (“REO”) equivalent metric ton (“MT”), which is a metric focused solely on Stage I concentrate operations, is no longer meaningful in evaluating and understanding our business or operating results. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2023	2022	$	%
REO production volume (MTs)	10,671	10,828	(157)	(1)%
REO sales volume (MTs)	10,215	11,706	(1,491)	(13)%
Realized price per REO MT	$9,365	$13,818	$(4,453)	(32)%
Production cost per REO MT	$1,978	$1,594	$384	24%
REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency. Our REO production volume for the three months ended March 31, 2023, included certain concentrate that is stored in bulk silos as mechanically dried and/or roasted concentrate.
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
REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold for purposes of this key performance indicator once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO sales volume is a key measure of our ability to convert our production into revenue. Our REO sales volume for the three months ended March 31, 2023, included both traditional concentrate as well as roasted concentrate.
Realized Price per REO MT
We calculate the realized price per REO MT for a given period as the quotient of: (i) our product sales, which is determined in accordance with GAAP, for a given period and (ii) our REO sales volume for the same period. Realized price per

REO MT is an important measure of the market price of our concentrate product. Historically, we used Total Value Realized, which was a non-GAAP financial measure defined as our product sales adjusted for the revenue impact of tariff rebates related to prior period sales, as the numerator in the calculation of realized price per REO MT. As we no longer expect to receive any additional tariff rebates, we no longer utilize Total Value Realized in the calculation of realized price per REO MT.
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
Demand for REE
The key demand driver for REE is their use in a diverse array of growing end markets, including clean-energy and transportation technologies, consumer and medical applications, critical defense systems, and essential industrial infrastructure. We believe we benefit from the continued growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of key minerals; and the increasing acceptance of environmental, social and governance mandates.
However, changes in technology could also drive down the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. Such actual, or perceived, decreases in demand for REE, could result in a decline in the market price of REE, including NdPr, and/or result in pricing volatility. We also operate in a competitive industry, and many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards and production costs are typically lower than in the United States.
Maximizing Production Efficiency
In 2022, REO production remained 3.5x greater than the highest production in a twelve-month period achieved at Mountain Pass by the former operator prior to the implementation of Stage I. This was achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, that has allowed us to sustain approximately 95% uptime. Our Stage I optimization project enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
The success of our business reflects our ability to continue to manage our costs. Our production achievements in Stage I have provided economies of scale to lower production costs per MT of REO produced in concentrate. Furthermore, we designed our Stage II process flow to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, that is well-suited to low-cost refining by selectively eliminating the need to carry cerium, a lower-value mineral, through the separations process. Additionally, our location offers transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping of our final products.
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

Development of Our REE Refining, Metal Alloy, and Magnet-Making Capabilities
Stage II advances our operations from the production of rare earth concentrate to the separation of individual REE. The project incorporated upgrades and enhancements to the prior facility process flow to reliably produce separated REE at a low cost and with the intent of minimizing our impact on the environment. More specifically, we have reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage. Significant commissioning activities commenced in the fourth quarter of 2022 beginning with the concentrate drying and roasting circuits, and continued into the first quarter of 2023 with most of the remaining circuits. Upon reaching run-rate production of REE in Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our concentrate.
Partially supported by a $35.0 million award from the Department of Defense’s Office of Industrial Base Policy, Industrial Base Analysis and Sustainment program, we are currently advancing the facilitating works, engineering and procurement on a processing and separations facility for heavy rare earth elements (“HREE”) (the “HREE Facility”), which will be built at Mountain Pass and will be integrated into the rest of our Stage I and Stage II facilities. The HREE Facility is expected to support the separating of HREE contained in the Mountain Pass ore as well as from third-party feedstocks.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Revenue:
Product sales	$95,666	$161,755	$(66,089)	(41)%
Other sales	34	4,503	(4,469)	(99)%
Total revenue	95,700	166,258	(70,558)	(42)%
Operating costs and expenses:
Cost of sales(1)	24,216	23,173	1,043	5%
Selling, general and administrative	19,403	20,308	(905)	(4)%
Advanced projects, start-up, development and other	8,280	1,818	6,462	355%
Depreciation, depletion and amortization	8,122	5,260	2,862	54%
Accretion of asset retirement and environmental obligations	227	418	(191)	(46)%
Loss on sale or disposal of long-lived assets, net	2,490	257	2,233	869%
Total operating costs and expenses	62,738	51,234	11,504	22%
Operating income	32,962	115,024	(82,062)	(71)%
Interest expense, net	(1,359)	(1,905)	546	(29)%
Other income, net	13,693	194	13,499	n.m.
Income before income taxes	45,296	113,313	(68,017)	(60)%
Income tax expense	(7,849)	(27,762)	19,913	(72)%
Net income	$37,447	$85,551	$(48,104)	(56)%

Adjusted EBITDA(2)	$58,700	$132,257	$(73,557)	(56)%
Adjusted Net Income(2)	$51,327	$94,043	$(42,716)	(45)%
Free Cash Flow(2)	$(18,971)	$71,169	$(90,140)	n.m.
n.m. - Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)See the “Non-GAAP Financial Measures” section below.
Revenue consists primarily of product sales, which pertain to our sales of rare earth concentrate, including roasted concentrate, principally to Shenghe under the amended and restated offtake agreement (“A&R Offtake Agreement”) for sales between January 2022 and February 2022, or the Offtake Agreement for sales beginning in March 2022. The sales price of rare earth concentrate sold to Shenghe under both agreements is based on an agreed-upon price per MT, subject to certain quality adjustments depending on the measured characteristics of the product, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
The decrease in product sales for the three months ended March 31, 2023, as compared to the prior year period, was driven by lower realized price per REO MT, which decreased by 32%, and lower REO sales volume, which decreased by 13%. Realized price per REO MT for the three months ended March 31, 2023, reflects a significantly softer pricing environment for rare earth products, as compared to the prior year period when recent pricing peaked. As noted above in the “Factors Affecting Our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The lower sales volume per REO MT for the three months ended March 31, 2023, as compared to the prior year period, was primarily due to the timing of shipments as REO production volumes were largely flat year over year.
Historically, given our take-or-pay offtake arrangement with Shenghe, our REO sales volume has generally tracked our REO production volumes over time despite period-to-period differences caused by the timing of shipments. However, as we accelerate commissioning activities for Stage II, we expect that significant volumes of REO produced from Stage I operations will be retained for separation rather than sold as concentrate. See also the “Quarterly Performance Trend” section below.
The decrease in other sales for the three months ended March 31, 2023, as compared to the prior year period, was driven by $4.1 million of revenue related to a sales agreement with Shenghe entered into in March 2022 for certain stockpiles of rare earth fluoride.
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
Cost of sales for the three months ended March 31, 2023, increased year over year primarily due to an increase in production cost per REO MT from $1,594 for the three months ended March 31, 2022, to $1,978 for the three months ended March 31, 2023. The increase in production cost per REO MT was principally driven by higher payroll costs, including the continued increase in employee headcount to support the expansion of operations, and to a lesser extent, materials and supplies costs, which increased slightly. The increase in cost of sales was partially offset by lower year-over-year REO sales volume, and lower shipping and freight costs, which are included in cost of sales but excluded from production cost per REO MT. Shipping and freight costs decreased by $1.0 million for the three months ended March 31, 2023, as compared to the prior year period, partially due to the lower REO sales volume.
Production cost per REO MT varies period to period based on the timing of scheduled outages of our production facilities for maintenance. See also the “Quarterly Performance Trend” section below.
Selling, general and administrative expenses consist primarily of accounting, finance and administrative personnel costs, including stock-based compensation expense related to these personnel; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; facilities rent and other costs; office supplies; general facilities expenses; and certain environmental, health, and safety expenses.
Selling, general and administrative expenses for the three months ended March 31, 2023, decreased by $0.9 million, or 4%, as compared to the prior year period, driven by lower stock-based compensation expense, which decreased by $3.2 million when compared to the prior year period due primarily to the accelerated recognition of stock-based compensation on virtually all of our stock awards. This decrease was offset by year-over-year increases in personnel costs (other than stock-based compensation expense), which increased $1.7 million, and other general and administrative costs required to further build out our corporate infrastructure in support of our downstream expansion.
Advanced projects, start-up, development and other consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; start-up costs associated with restarting an existing facility or commissioning a new facility, circuit or process of our production, manufacturing, or separations facilities prior to achievement of commercial production; as well as costs incurred to support growth initiatives or pursue other opportunities.
Advanced projects, start-up, development and other for the three months ended March 31, 2023, increased year over year primarily due to a $3.2 million increase in start-up costs, which primarily relate to certain costs that do not qualify for capitalization, such as salaries and wages, outside services, parts, and training, used or consumed directly in the commissioning and starting up of our Stage II circuits and facilities that are not yet in commercial production. The remaining increase primarily relates to costs incurred to support growth initiatives or pursue other opportunities.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increase in depreciation, depletion and amortization for the three months ended March 31, 2023, primarily reflects an increase in depreciation of $3.1 million resulting from the placement of several new circuits and facilities associated with our Stage II optimization project into service at the end of the fourth quarter of 2022.
Accretion of asset retirement and environmental obligations is based on the estimated future cash flows required to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass and to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligations for the three months ended March 31, 2023, decreased year over year primarily as a result of a significant decrement to our asset retirement obligation during the third quarter of 2022, which reduced the accretion of our asset retirement obligation in subsequent periods.

Loss on sale or disposal of long-lived assets, net consists of gains or losses on the sale or disposal of property, plant and equipment, as well as demolition costs. The year-over-year increase in loss on sale or disposal of long-lived assets, net, for the three months ended March 31, 2023, principally relates to demolition costs incurred in connection with demolishing and removing certain out-of-use older facilities and infrastructure from Mountain Pass to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of expense associated with the 0.25% per annum interest rate and amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below) and amortization of the discount on a previous debt obligation to Shenghe, offset by interest capitalized. Interest expense, net for the three months ended March 31, 2023, decreased year over year due to the full repayment of the debt obligation to Shenghe in the first quarter of 2022.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three months ended March 31, 2023, increased year over year as a result of interest and investment income earned on our short-term investments, which were purchased starting in the second quarter of 2022. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income taxes as a percentage of income or loss before income taxes) was 17.3% and 24.5% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023, differed from the statutory tax rate of 21% primarily due to excess tax benefits associated with stock-based compensation. The effective tax rate for the three months ended March 31, 2022, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, partially offset by the California competes tax credit awarded to us in the fourth quarter of 2021.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and provides several tax incentives to promote clean energy for tax years beginning after December 31, 2022. We do not expect the minimum tax or excise tax to have a material impact on our unaudited Condensed Consolidated Financial Statements. We expect to benefit from the Section 45X Advanced Manufacturing Production Credit, which provides a credit equal to 10% of the costs incurred with respect to the production of certain critical minerals, including NdPr oxide.
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
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2023	FY2022				FY2021
(in whole units or dollars)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
REO production volume (MTs)	10,671	10,485	10,886	10,300	10,828	10,261	11,998	10,305	9,849
REO sales volume (MTs)	10,215	10,816	10,676	10,000	11,706	9,674	12,814	9,877	9,793
Realized price per REO MT	$9,365	$8,515	$11,636	$13,918	$13,818	$10,101	$7,693	$7,343	$5,891
Production cost per REO MT	$1,978	$1,928	$1,653	$1,750	$1,594	$1,525	$1,449	$1,538	$1,475
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of March 31, 2023, we had $1,169.0 million of cash, cash equivalents and short-term investments and $690.0 million principal amount of long-term debt.

Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future, uncertainty exists as to the market price of REO, as evidenced by the volatility experienced in 2022, especially in light of the ongoing COVID-19 pandemic, including the emergence of new and potential future variants. Volatility in the market price of REO continued into 2023 due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of rare earth products.
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
Equipment Notes: We have previously entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of March 31, 2023, we had $6.5 million in principal (and accrued interest) outstanding under the equipment notes.
Asset Retirement and Environmental Obligations: See Note 7, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.

Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$55,491	$120,971	$(65,480)	(54)%
Investing activities	$462,188	$(49,802)	$511,990	n.m.
Financing activities	$(6,822)	$(17,911)	$11,089	(62)%
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities decreased by $65.5 million for the three months ended March 31, 2023, as compared to the prior year period, reflecting the decrease in product sales and an increase in inventories as we prepare for the operation of our Stage II separations facilities. The decrease was partially offset as a result of excluding $13.6 million of our product sales from cash provided by operating activities for the three months ended March 31, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, with no similar amount in the current year period.
Net Cash Provided by (Used in) Investing Activities: Net cash provided by investing activities was $462.2 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $49.8 million in the prior year period. The change related primarily to gross sales and maturities of short-term investments of $857.5 million and purchases of short-term investments of $320.9 million in the current year period. Additions to property, plant and equipment for the three months ended March 31, 2023, increased by $19.5 million when compared to the prior year period, relating primarily to continued construction spend on our Stage II optimization project and the Fort Worth Facility, which has ramped up significantly when comparing both periods.
Net Cash Used in Financing Activities: Net cash used in financing activities decreased by $11.1 million for the three months ended March 31, 2023, as compared to the prior year period, reflecting lower tax withholding on stock-based awards and lower principal payments on debt obligations and finance leases, principally due to a $2.9 million payment to Shenghe in the prior year period to fully satisfy the debt obligation.
Non-GAAP Financial Measures
We present Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, Production Costs, and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, Production Costs, and Free Cash Flow are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries. As noted above, we no longer utilize Total Value Realized since we do not expect to receive any additional tariff rebates, which we previously adjusted from our product sales as determined in accordance with GAAP.
Adjusted EBITDA
We calculate Adjusted EBITDA as our GAAP net income before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; start-up costs; transaction-related and other non-recurring costs; accretion of asset retirement and environmental obligations; gain or loss on sale or disposal of long-lived assets; and other income or loss. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.

The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2023	2022
Net income	$37,447	$85,551
Adjusted for:
Depreciation, depletion and amortization	8,122	5,260
Interest expense, net	1,359	1,905
Income tax expense	7,849	27,762
Stock-based compensation expense(1)	7,013	9,773
Start-up costs(2)	4,564	1,508
Transaction-related and other non-recurring costs(3)	3,322	17
Accretion of asset retirement and environmental obligations	227	418
Loss on sale or disposal of long-lived assets, net	2,490	257
Other income, net	(13,693)	(194)
Adjusted EBITDA	$58,700	$132,257
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Relates to certain costs that do not qualify for capitalization incurred in connection with the initial commissioning and starting up of our separations capability at Mountain Pass and our metal alloy and magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include payroll of employees directly involved in such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to develop such capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs.
(3)The majority of the amount for the three months ended March 31, 2023, is included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operations, and pertains to legal, professional services, and other costs associated with non-recurring transactions.
Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of stock-based compensation expense; start-up costs; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings per share (“EPS”) excluding the per share impact, using GAAP diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; start-up costs; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. Adjusted Net Income and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.

The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2023	2022
Net income	$37,447	$85,551
Adjusted for:
Stock-based compensation expense(1)	7,013	9,773
Start-up costs(2)	4,564	1,508
Transaction-related and other non-recurring costs(3)	3,322	17
Loss on sale or disposal of long-lived assets, net	2,490	257
Other	(20)	(194)
Tax impact of adjustments above(4)	(3,489)	(2,869)
Adjusted Net Income(5)	$51,327	$94,043
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Relates to certain costs that do not qualify for capitalization incurred in connection with the initial commissioning and starting up of our separations capability at Mountain Pass and our metal alloy and magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include payroll of employees directly involved in such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to develop such capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs.
(3)The majority of the amount for the three months ended March 31, 2023, is included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operations, and pertains to legal, professional services, and other costs associated with non-recurring transactions.
(4)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 20.1% and 25.3% for the three months ended March 31, 2023 and 2022, respectively.
(5)Effective September 30, 2022, we no longer exclude depletion expense when calculating and presenting Adjusted Net Income. For purposes of comparability, we have revised the prior year for this change.
The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the three months ended March 31,
	2023	2022
Diluted EPS	$0.20	$0.45
Adjusted for:
Stock-based compensation expense	0.04	0.05
Start-up costs	0.02	0.01
Transaction-related and other non-recurring costs	0.02	0.00
Loss on sale or disposal of long-lived assets, net	0.01	0.00
Tax impact of adjustments above(1)	(0.02)	(0.02)
Adjusted Diluted EPS(2)	$0.27	$0.49
Diluted weighted-average shares outstanding	193,613,539	193,490,330
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 20.1% and 25.3% for the three months ended March 31, 2023 and 2022, respectively.
(2)Effective September 30, 2022, we no longer exclude depletion expense when calculating and presenting Adjusted Diluted EPS. For purposes of comparability, we have revised the prior year for this change.
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

	For the three months ended March 31,
(in thousands, unless otherwise stated)	2023	2022
Cost of sales (excluding depreciation, depletion and amortization)	$24,216	$23,173
Adjusted for:
Stock-based compensation expense(1)	(1,122)	(715)
Shipping and freight	(2,288)	(3,244)
Other	(603)	(556)
Production Costs	20,203	18,658
Divided by:
REO sales volume (in MTs)	10,215	11,706
Production cost per REO MT (in dollars)	$1,978	$1,594
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities(1)	$55,491	$120,971
Additions to property, plant and equipment, net(2)	(74,462)	(49,802)
Free Cash Flow	$(18,971)	$71,169
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million of our product sales for the three months ended March 31, 2022 were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amounts for the three months ended March 31, 2023 and 2022, are net of zero and $5.1 million, respectively, in proceeds from government awards used for construction, specifically our Stage II optimization project.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2023.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended March 31, 2023, as compared to those discussed in our Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A.    RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2022. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2023.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*†	Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Agreement with Performance Conditions.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	May 5, 2023	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer