Form 10-Q
period 2023-06-30
MP Materials Corp. / DE
filed 2023-08-04
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2023, the number of shares of the registrant’s common stock outstanding was 177,648,549.

MP MATERIALS CORP. AND SUBSIDIARIES

i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

iii

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$927,245	$136,627
Short-term investments	200,828	1,045,718
Total cash, cash equivalents and short-term investments	1,128,073	1,182,345
Accounts receivable (including related party), net of allowance for credit losses of $0 and $0, respectively	11,106	32,856
Inventories	67,783	57,554
Income taxes receivable	4,127	2,201
Prepaid expenses and other current assets	12,788	18,872
Total current assets	1,223,877	1,293,828
Non-current assets
Property, plant and equipment, net	1,044,839	935,743
Operating lease right-of-use assets	10,133	99
Non-current inventories	7,410	5,744
Other non-current assets	3,186	2,373
Total non-current assets	1,065,568	943,959
Total assets	$2,289,445	$2,237,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable, construction payables and accrued liabilities	$71,661	$72,265
Income taxes payable	—	21,163
Current portion of operating lease liabilities	309	84
Other current liabilities	3,803	3,969
Total current liabilities	75,773	97,481
Non-current liabilities
Asset retirement obligations	5,406	5,295
Environmental obligations	16,562	16,580
Long-term debt, net	680,210	678,444
Operating lease liabilities, net of current portion	7,050	15
Deferred income taxes	135,592	122,353
Other non-current liabilities	3,921	4,985
Total non-current liabilities	848,741	827,672
Total liabilities	924,514	925,153
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 177,626,668 and 177,706,608 shares issued and outstanding, as of June 30, 2023, and December 31, 2022, respectively)	17	18
Additional paid-in capital	958,819	951,008
Retained earnings	406,261	361,419
Accumulated other comprehensive income (loss)	(166)	189
Total stockholders’ equity	1,364,931	1,312,634
Total liabilities and stockholders’ equity	$2,289,445	$2,237,787
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue:
Product sales (including related party)	$64,001	$139,183	$159,667	$300,938
Other sales (including related party)	23	4,379	57	8,882
Total revenue	64,024	143,562	159,724	309,820

Operating costs and expenses:
Cost of sales (including related party)(excluding depreciation, depletion and amortization)	22,704	22,092	46,920	45,265
Selling, general and administrative	18,865	18,120	38,268	38,428
Advanced projects, start-up, development and other	7,222	1,769	15,502	3,587
Depreciation, depletion and amortization	12,203	5,407	20,325	10,667
Accretion of asset retirement and environmental obligations	227	419	454	837
Loss on sale or disposal of long-lived assets, net	2,320	1	4,810	258
Total operating costs and expenses	63,541	47,808	126,279	99,042
Operating income	483	95,754	33,445	210,778
Interest expense, net	(1,392)	(1,326)	(2,751)	(3,231)
Other income, net	13,821	2,212	27,514	2,406
Income before income taxes	12,912	96,640	58,208	209,953
Income tax expense	(5,517)	(23,371)	(13,366)	(51,133)
Net income	$7,395	$73,269	$44,842	$158,820

Earnings per share:
Basic	$0.04	$0.42	$0.25	$0.90
Diluted	$0.04	$0.38	$0.24	$0.83

Weighted-average shares outstanding:
Basic	176,984,917	176,527,570	176,933,605	176,442,043
Diluted	177,859,118	193,414,563	193,528,819	193,452,921
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,395	$73,269	$44,842	$158,820
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities	(297)	(416)	(355)	(416)
Total comprehensive income	$7,098	$72,853	$44,487	$158,404
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended June 30, 2023 and 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2023	—	$—	177,619,805	$17	$952,791	$398,866	$131	$1,351,805
Stock-based compensation	—	—	14,268	—	6,184	—	—	6,184
Shares used to settle payroll tax withholding	—	—	(7,405)	—	(156)	—	—	(156)
Net income	—	—	—	—	—	7,395	—	7,395
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(297)	(297)
Balance as of June 30, 2023	—	$—	177,626,668	$17	$958,819	$406,261	$(166)	$1,364,931

Balance as of April 1, 2022	—	$—	177,526,007	$18	$932,384	$157,966	$—	$1,090,368
Stock-based compensation	—	—	13,303	—	7,718	—	—	7,718
Shares used to settle payroll tax withholding	—	—	(5,178)	—	(202)	—	—	(202)
Net income	—	—	—	—	—	73,269	—	73,269
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(416)	(416)
Balance as of June 30, 2022	—	$—	177,534,132	$18	$939,900	$231,235	$(416)	$1,170,737

	Six months ended June 30, 2023 and 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	177,706,608	$18	$951,008	$361,419	$189	$1,312,634
Stock-based compensation	—	—	112,686	—	13,942	—	—	13,942
Shares used to settle payroll tax withholding	—	—	(192,626)	(1)	(6,131)	—	—	(6,132)
Net income	—	—	—	—	—	44,842	—	44,842
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(355)	(355)
Balance as of June 30, 2023	—	$—	177,626,668	$17	$958,819	$406,261	$(166)	$1,364,931

Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$—	$1,008,732
Stock-based compensation	—	—	60,185	—	17,897	—	—	17,897
Shares used to settle payroll tax withholding	—	—	(342,607)	—	(14,296)	—	—	(14,296)
Net income	—	—	—	—	—	158,820	—	158,820
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(416)	(416)
Balance as of June 30, 2022	—	$—	177,534,132	$18	$939,900	$231,235	$(416)	$1,170,737
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2023	2022
Operating activities:
Net income	$44,842	$158,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,325	10,667
Accretion of asset retirement and environmental obligations	454	837
Accretion of discount on short-term investments	(13,933)	(1,008)
Loss on sale or disposal of long-lived assets, net	103	258
Stock-based compensation expense	12,743	17,213
Accretion of debt discount and amortization of debt issuance costs	1,766	2,274
Revenue recognized in exchange for debt principal reduction	—	(13,566)
Deferred income taxes	13,356	42,106
Decrease (increase) in operating assets:
Accounts receivable (including related party)	21,750	18,261
Inventories	(11,406)	(3,552)
Income taxes receivable	(1,926)	(4,271)
Prepaid expenses, other current and non-current assets	(1,412)	1,437
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	252	(5,476)
Income taxes payable	(21,163)	(3,463)
Other current and non-current liabilities	(292)	(675)
Net cash provided by operating activities	65,459	219,862
Investing activities:
Additions to property, plant and equipment	(130,236)	(122,584)
Purchases of short-term investments	(320,884)	(599,195)
Proceeds from sales of short-term investments	447,327	—
Proceeds from maturities of short-term investments	731,907	—
Proceeds from government awards used for construction	—	5,130
Net cash provided by (used in) investing activities	728,114	(716,649)
Financing activities:
Principal payments on debt obligations and finance leases	(1,467)	(4,488)
Tax withholding on stock-based awards	(6,132)	(14,296)
Net cash used in financing activities	(7,599)	(18,784)
Net change in cash, cash equivalents and restricted cash	785,974	(515,571)
Cash, cash equivalents and restricted cash beginning balance	143,509	1,181,157
Cash, cash equivalents and restricted cash ending balance	$929,483	$665,586

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$927,245	$664,457
Restricted cash, current	1,888	600
Restricted cash, non-current	350	529
Total cash, cash equivalents and restricted cash	$929,483	$665,586
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. The Company, which is headquartered in Las Vegas, Nevada, owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. MP Materials currently produces a rare earth concentrate that is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 14, “Related-Party Transactions,”), a related party of the Company, that, in turn, typically sells that product to refiners in China. These refiners separate the constituent rare earth elements contained in the Company’s concentrate and sell the separated products to their customers.
Upon completing commissioning of the Stage II optimization project (“Stage II”), the Company anticipates producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, to customers globally. In February 2023, the Company entered into a distributorship agreement (“Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo would serve as the exclusive distributor of NdPr oxide produced by the Company to Japanese customers. Further, in connection with the Distribution Agreement, the Company and Sumitomo intend to collaborate on the supply of rare earth metals and other products.
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
The cash flows and profitability of the Company’s operations are significantly affected by the market price of rare earth products. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a primary focus in the Asian market due to the refining capabilities of the region. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications.
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
As of June 30, 2023, Shenghe was the Company’s principal customer and accounted for more than 90% of product sales. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and continued into 2023 due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of rare earth products. Furthermore, while revenue is generated in the United States, Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar. In addition, there is an ongoing economic conflict between China and the United States that has previously resulted in tariffs and trade barriers that may negatively affect the Company’s business and results of operations. See Note 14, “Related-Party Transactions,” for additional information.
The impact of the COVID-19 pandemic and its effects continue to evolve. Since the onset of the pandemic, the Company has experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. Despite these factors, the Company has not experienced a reduction in production or sales due to the COVID-19 pandemic. However, the COVID-19 pandemic has contributed to certain cost and schedule pressures for capital projects and may impact reliability of transportation, particularly as the Company expects a significant increase in inbound logistics of raw materials to be consumed in Stage II operations.
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
Leases: The Company determines if an arrangement is, or contains, a lease at contract inception. In some cases, the Company has determined that its lease arrangements include both lease and non-lease components. The Company has elected to use a practical expedient to account for each separate lease component and its associated non-lease components as a single lease component for the majority of its asset classes. The Company recognizes right-of-use (“ROU”) assets and lease liabilities upon commencement for all leases with a lease term greater than 12 months. The Company has elected to use a practical expedient to not recognize leases with a lease term of 12 months or less in the unaudited Condensed Consolidated Balance Sheets for the majority of its asset classes. These short-term leases are expensed on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of lease prepayments, initial lease costs, or lease incentives received. The lease term may include periods covered by options to extend or terminate the lease when it is either reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset amortizes on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset (or the useful life of the underlying asset if title transfers at the end of the lease term or there is a purchase option the Company is reasonably certain to exercise) and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. For operating and finance leases, variable lease payments not included in the lease liability are expensed as incurred unless such costs are capitalized as part of another asset (e.g., inventory). Additionally, ROU assets are subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. See also Note 7, “Leases.”
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. The fair value of Stock Awards (as defined in Note 11, “Stock-based

Compensation,”) is equal to the fair value of the Company’s stock on the grant date. The fair value of performance awards that include performance and/or market conditions is determined using a Monte Carlo simulation technique. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, expected volatility, correlation coefficient to relevant peer groups or indices, risk-free interest rate and dividend yield.
Compensation cost for Stock Awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, which results in accelerated recognition of compensation cost. Compensation cost for performance awards with cliff vesting schedules is recognized on a straight-line basis over the requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures. See also Note 11, “Stock-based Compensation.”
Recently Issued Accounting Pronouncements: During the three and six months ended June 30, 2023, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. Additionally, as of June 30, 2023, there were no accounting pronouncements pending adoption that are expected to have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	June 30, 2023				December 31, 2022
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$5,129	$—	$—	$5,129	$7,373	$—	$—	$7,373
Cash equivalents:
Money market funds	922,116	—	—	922,116	64,855	—	—	64,855
U.S. agency securities	—	—	—	—	63,605	1	(2)	63,604
U.S. Treasury securities	—	—	—	—	795	—	—	795
Total cash equivalents	922,116	—	—	922,116	129,255	1	(2)	129,254
Total cash and equivalents	927,245	—	—	927,245	136,628	1	(2)	136,627
Short-term investments:
U.S. agency securities	165,265	7	(253)	165,019	979,878	361	(17)	980,222
U.S. Treasury securities	35,783	26	—	35,809	65,586	1	(91)	65,496
Total short-term investments	201,048	33	(253)	200,828	1,045,464	362	(108)	1,045,718
Total cash, cash equivalents and short-term investments	$1,128,293	$33	$(253)	$1,128,073	$1,182,092	$363	$(110)	$1,182,345
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and six months ended June 30, 2023 and 2022. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of June 30, 2023, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized $0.5 million of gross realized gains and $0.1 million of gross realized losses during the six months ended June 30, 2023. There were no realized gains or losses recognized for the three months ended June 30, 2023 and for the three and six months ended June 30, 2022. Additionally, the Company recognized $13.8 million and $27.1 million of interest and investment income on its available-for-sale securities and other money market funds for the three and six months ended June 30, 2023, respectively, as compared to $1.7 million for the three and six months ended June 30, 2022. These amounts are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2023, the fair values of available-for-sale investments, by remaining contractual maturity, were as follows:

(in thousands)
Due within one year	$178,001
Due after one year through two years	22,827
Total	$200,828
NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2023	December 31, 2022
(in thousands)
Materials and supplies(1)	$33,729	$28,590
In-process	31,683	27,212
Finished goods	2,371	1,752
Total current inventories	67,783	57,554
Add: Non-current portion(2)	7,410	5,744
Total inventories	$75,193	$63,298
(1)Includes materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing facility as a part of Stage III.
(2)Represents stockpiled ore that is not expected to be processed within the next 12 months.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022
(in thousands)
Land and land improvements	$16,211	$16,102
Buildings and building improvements	25,625	15,111
Machinery and equipment	436,439	186,388
Assets under construction	207,393	338,482
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,124,063	994,478
Less: Accumulated depreciation and depletion	(79,224)	(58,735)
Property, plant and equipment, net	$1,044,839	$935,743
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $128.6 million and $154.4 million for the six months ended June 30, 2023 and 2022, respectively, including amounts not yet paid (see Note 15, “Supplemental Cash Flow Information”). The capitalized expenditures related to machinery, equipment, and assets under construction to support the Company’s Stage II optimization project, and assets under construction for its rare earth metal, alloy and magnet manufacturing facility as a part of Stage III. Additionally, the capitalized expenditures for the six months ended June 30, 2022, included the purchase of approximately 18 acres of land in Fort Worth, Texas.
Placement of Certain Stage II Assets into Service: During the six months ended June 30, 2023, the Company transferred certain of its assets totaling $219.9 million and pertaining to its Stage II optimization project from assets under construction to buildings, machinery and equipment, with $211.3 million relating to machinery and equipment.
Government Awards: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the six months ended June 30, 2023 and 2022, pursuant to the TIA, the Company had received zero and $5.1 million, respectively, in reimbursements from the DOD. As of June 30, 2023, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the

“HREE Production Project Agreement”). As of June 30, 2023, the Company has not yet received any funds from the DOD under the HREE Production Project Agreement.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$9,189	$2,257	$14,434	$4,358
Depletion expense	$2,963	$3,075	$5,763	$6,144
The Company recognized $2.2 million and $4.7 million of demolition costs for the three and six months ended June 30, 2023, which are included in “Loss on sale or disposal of long-lived assets, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have not been used in the Company’s operations. There were no impairments recognized for the three and six months ended June 30, 2023 and 2022.
NOTE 6—DEBT OBLIGATIONS
The Company’s long-term debt was as follows:

	June 30, 2023	December 31, 2022
(in thousands)
Long-term debt
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(9,790)	(11,556)
Long-term debt, net	$680,210	$678,444
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of the Convertible Notes. As of June 30, 2023, based on the conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of June 30, 2023.
Interest expense related to the Convertible Notes was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Coupon interest	$431	$431	$862	$862
Amortization of debt issuance costs	884	879	1,766	1,756
Convertible Notes interest expense	$1,315	$1,310	$2,628	$2,618
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 2.8 years as of June 30, 2023.

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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2023	December 31, 2022
(in thousands)
Equipment notes
Current	$2,279	$2,392
Non-current	3,651	4,743
	$5,930	$7,135
As of June 30, 2023, none of the agreements or indentures governing the Company’s indebtedness contain financial covenants.
NOTE 7—LEASES
The Company has operating and finance leases for certain office space, warehouses, vehicles and equipment used in its operations. In November 2021, the Company entered into a lease agreement for corporate office space. The lease commenced during the second quarter of 2023, and at lease commencement, the Company recorded an operating lease liability of $7.3 million and an ROU asset of $10.3 million, primarily comprised of the lease liability as well as $2.9 million of payments for lessor-owned tenant improvements. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the election of the Company. Excluding rent abatement in the first year of the lease, the initial annual base rent payment is $1.2 million, subject to an annual escalator.
The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of June 30, 2023, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements.
As of June 30, 2023, the maturities of the Company’s operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
Period:
Remainder of 2023	$154	$94
2024	1,284	186
2025	1,304	137
2026	1,337	17
2027	1,370	12
Thereafter	4,066	48
Total lease payments	9,515	494
Less: Imputed interest	(2,156)	(51)
Total	$7,359	$443

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	June 30, 2023	December 31, 2022
(in thousands)
Operating Leases:
Right-of-use assets	Operating lease right-of-use assets	$10,133	$99

Operating lease liability, current	Current portion of operating lease liabilities	$309	$84
Operating lease liability, non-current	Operating lease liabilities, net of current portion	7,050	15
Total operating lease liabilities		$7,359	$99

Finance Leases:
Right-of-use assets	Other non-current assets	$472	$451

Finance lease liability, current	Other current liabilities	$173	$354
Finance lease liability, non-current	Other non-current liabilities	270	242
Total finance lease liabilities		$443	$596
NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of June 30, 2023, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056 and 2057.
As of June 30, 2023, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2023 and 2022.
The balance as of both June 30, 2023, and December 31, 2022, included current portions of $0.2 million. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $50.3 million and $50.4 million as of June 30, 2023, and December 31, 2022, respectively.
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
As of June 30, 2023, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 25 years. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and six months ended June 30, 2023 and 2022.
The total estimated aggregate undiscounted cost of $26.9 million and $27.2 million as of June 30, 2023, and December 31, 2022, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both June 30, 2023, and December 31, 2022, included current portions of $0.5 million.

Financial Assurances
The Company is required to provide the applicable government agencies with financial assurances relating to the closure and reclamation obligations. As of June 30, 2023, and December 31, 2022, the Company had financial assurance requirements of $45.4 million and $43.5 million, respectively, which were satisfied with surety bonds placed with California state and regional agencies.
NOTE 9—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense as a percentage of income before income taxes) including discrete items was 42.7% and 23.0% for the three and six months ended June 30, 2023, respectively, as compared to 24.2% and 24.4% for the three and six months ended June 30, 2022, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit, and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and projections of pretax earnings, are considered in assessing its ability to realize its net deferred tax assets.
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
NOTE 10—COMMITMENTS AND CONTINGENCIES
Litigation: The Company may become party to lawsuits, administrative proceedings, and government investigations, including environmental, regulatory, construction, and other matters, in the ordinary course of business. Large, and sometimes unspecified, damages or penalties may be sought in some matters, and certain matters may require years to resolve. The Company is not aware of any pending or threatened litigation that it believes would have a material adverse effect on its unaudited Condensed Consolidated Financial Statements.
NOTE 11—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of June 30, 2023, the Company has not issued any stock options or SARs and there were 6,244,076 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In February 2023, pursuant to the 2020 Incentive Plan, the Company’s Compensation Committee of the Board of Directors adopted a performance share plan (the “2023 Performance Share Plan”). Pursuant to the 2023 Performance Share Plan, for the six months ended June 30, 2023, the Company granted 62,709 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.

Stock-Based Compensation: The Company’s stock-based compensation was recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$795	$506	$1,917	$1,221
Selling, general and administrative	4,636	6,837	10,410	15,805
Advanced projects, start-up, development and other	299	97	416	187
Total stock-based compensation expense	$5,730	$7,440	$12,743	$17,213

Stock-based compensation capitalized to property, plant and equipment, net	$454	$278	$1,199	$684
NOTE 12—FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$927,245	$927,245	$927,245	$—	$—
Short-term investments	$200,828	$200,828	$200,828	$—	$—
Restricted cash	$2,238	$2,238	$2,238	$—	$—
Financial liabilities:
Convertible Notes	$680,210	$612,789	$612,789	$—	$—
Equipment notes	$5,930	$5,764	$—	$5,764	$—

	December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$136,627	$136,627	$136,627	$—	$—
Short-term investments	$1,045,718	$1,045,718	$1,045,718	$—	$—
Restricted cash	$6,882	$6,882	$6,882	$—	$—
Financial liabilities:
Convertible Notes	$678,444	$610,650	$610,650	$—	$—
Equipment notes	$7,135	$6,807	$—	$6,807	$—
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Weighted-average shares outstanding, basic	176,984,917	176,527,570	176,933,605	176,442,043
Assumed conversion of Convertible Notes	—	15,584,409	15,584,409	15,584,409
Assumed conversion of restricted stock	555,282	845,450	639,214	996,994
Assumed conversion of RSUs	318,919	457,134	371,591	429,475
Weighted-average shares outstanding, diluted	177,859,118	193,414,563	193,528,819	193,452,921

The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted EPS because to do so would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Convertible Notes	15,584,409	—	—	—
RSUs	399,817	6,013	3,184	6,013
The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Calculation of basic EPS:
Net income	$7,395	$73,269	$44,842	$158,820
Weighted-average shares outstanding, basic	176,984,917	176,527,570	176,933,605	176,442,043
Basic EPS	$0.04	$0.42	$0.25	$0.90

Calculation of diluted EPS:
Net income	$7,395	$73,269	$44,842	$158,820
Interest expense, net of tax(1):
Convertible Notes(2)	—	993	2,025	1,981
Diluted income	$7,395	$74,262	$46,867	$160,801
Weighted-average shares outstanding, diluted	177,859,118	193,414,563	193,528,819	193,452,921
Diluted EPS	$0.04	$0.38	$0.24	$0.83
(1)The six months ended June 30, 2023, was tax-effected at a rate of 23.0%, and the three and six months ended June 30, 2022, were tax-effected at a rate of 24.2% and 24.4%, respectively.
(2)The Convertible Notes were antidilutive for the three months ended June 30, 2023. Convertible debt becomes antidilutive whenever its interest expense (net of tax) per common share obtainable upon conversion exceeds basic EPS.
NOTE 14—RELATED-PARTY TRANSACTIONS
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
Tolling Agreement with VREX: In March 2023, the Company entered into a tolling agreement with Vietnam Rare Earth Company Limited (“VREX”), a majority-owned subsidiary of Shenghe, which owns and operates a metal processing plant and related facilities in Vietnam (the “Tolling Agreement”). Pursuant to the Tolling Agreement, the Company will deliver NdPr oxide to VREX which VREX will then process into NdPr metal for delivery to the Company’s customers globally. During the term of the Tolling Agreement, the Company will pay VREX a processing fee per unit of rare earth metal produced. The Company will maintain title to the products and directly enter into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms. As of June 30, 2023, there have not yet been any transactions as contemplated under the Tolling Agreement.
Product Sales and Cost of Sales: Product sales from sales agreements with Shenghe for rare earth products were $62.6 million and $151.7 million for the three and six months ended June 30, 2023, respectively, as compared to $131.6 million and $286.6 million for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2022, the Company also entered into sales agreements with Shenghe for non-concentrate products, including certain stockpiles of rare earth fluoride. These sales, which are included in the unaudited Condensed Consolidated Statements of Operations in “Other sales (including related party),” were $4.4 million and $8.5 million for the three and six months ended June 30, 2022, respectively.
Cost of sales, which includes shipping and freight, related to these agreements with Shenghe was $22.3 million and $45.0 million for the three and six months ended June 30, 2023, respectively, as compared to $21.0 million and $43.6 million for the three and six months ended June 30, 2022, respectively.
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, as compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2022, respectively.
Accounts Receivable: As of June 30, 2023, and December 31, 2022, $10.1 million and $29.8 million, respectively, of the accounts receivable as stated in the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$1,045	$1,040
Cash payments related to income taxes	$23,101	$16,621
Change in construction payables	$(1,600)	$31,839
Supplemental non-cash investing and financing activities:
Revenue recognized in exchange for debt principal reduction	$—	$13,566
Operating right-of-use assets obtained in exchange for lease liabilities	$7,304	$168

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
Business Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America. We currently produce a rare earth concentrate that is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 14, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. These refiners separate the constituent rare earth elements (“REE”) contained in our concentrate and sell the separated products to their customers.
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
Recent Developments and Other Information
Distribution Agreement with Sumitomo
In February 2023, we entered into a distributorship agreement (“Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo would serve as the exclusive distributor of NdPr oxide, produced by us, to Japanese customers. Further, in connection with the Distribution Agreement, we intend to collaborate with Sumitomo on the supply of rare earth metals and other products. Under the terms of the Distribution Agreement, Sumitomo will be paid a variable commission. The initial term of the Distribution Agreement is through the end of 2025 with options to renew annually.
Tolling Agreement with VREX
In March 2023, we entered into a tolling agreement with Vietnam Rare Earth Company Limited (“VREX”), a majority-owned subsidiary of Shenghe, which owns and operates a metal processing plant and related facilities in Vietnam (the “Tolling Agreement”). Pursuant to the Tolling Agreement, we will deliver NdPr oxide to VREX which VREX will then process into NdPr metal for delivery to our customers globally. As several of our potential customers that manufacture magnets outside of China prefer to purchase NdPr metal in addition to NdPr oxide, this Tolling Agreement will enable us to distribute NdPr products more widely to customers in Japan and other global markets. During the term of the Tolling Agreement, we will pay VREX a processing fee per unit of rare earth metal produced. We will maintain title to the products and directly enter into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms.

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
Key Performance Indicators
We have historically used and currently use the following key performance indicators to evaluate the performance of our business. However, as we evolve as a business and transition from a producer of rare earth concentrate to a producer of separated rare earth products upon completing the commissioning of our Stage II project, the metrics that management anticipates using to evaluate the business may change or be revised. For example, in completing the transition to separated rare earth products, we may determine that production cost per rare earth oxide (“REO”) equivalent metric ton (“MT”), which is a metric focused solely on Stage I concentrate operations, is no longer meaningful in evaluating and understanding our business or operating results. Our calculations of these performance indicators may differ from similar measures published by other companies in our industry or in other industries. The following table presents our key performance indicators:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
REO production volume (MTs)	10,863	10,300	563	5%	21,534	21,128	406	2%
REO sales volume (MTs)	10,271	10,000	271	3%	20,486	21,706	(1,220)	(6)%
Realized price per REO MT	$6,231	$13,918	$(7,687)	(55)%	$7,794	$13,864	$(6,070)	(44)%
Production cost per REO MT	$1,938	$1,750	$188	11%	$1,958	$1,666	$292	18%
REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale. This measure refers to the REO content contained in the rare earth concentrate we produce. Our REO production volume is a key indicator of our mining and processing capacity and efficiency. Our REO production volume for the three and six months ended June 30, 2023, included certain concentrate that was stored in bulk silos as mechanically dried and/or roasted concentrate or was fed into downstream circuits as Stage II commissioning activities advanced.
The rare earth concentrate is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of embedded REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals, loss-on-ignition, and residual moisture from the production process. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore.
REO Sales Volume
Our REO sales volume for a given period is calculated in MTs. A unit, or MT, is considered sold for purposes of this key performance indicator once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO sales volume is a key measure of our ability to convert our production into revenue. Our REO sales volume for the three and six months ended June 30, 2023, included both traditional concentrate as well as certain roasted concentrate.

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
Demand for REE
The key demand drivers for REE are a diverse array of growing end markets, including clean-energy and transportation technologies, consumer and medical applications, critical defense systems, and essential industrial infrastructure. We believe we benefit from the continued growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of key minerals; and the increasing acceptance of environmental, social and governance mandates.
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
Maximizing Production Efficiency
Since the implementation of our Stage I optimization plan and the achievement of commercial production on July 1, 2019, our quarterly REO production has exceeded 8,500 MTs, and we have produced at least 10,000 MTs of REO production every quarter since the second quarter of 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which has allowed us to sustain approximately 95% uptime. Our Stage I optimization plan enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
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
Development of Our REE Refining, Metal Alloy, and Magnet-Making Capabilities
Stage II advances our operations from the production of rare earth concentrate to the separation of individual REE. The project incorporated upgrades and enhancements to the prior facility process flow to reliably produce separated REE at a low cost and with the intent of minimizing our impact on the environment. More specifically, we have reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage. Significant commissioning activities commenced in the fourth quarter of 2022 beginning with the concentrate drying and roasting circuits, and continued through the second quarter of 2023, expanding to most of the remaining circuits. Upon reaching run-rate production of REE in Stage II, we expect to be a global low-cost, high-volume producer of NdPr oxide, which represents a majority of the value contained in our concentrate.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue:
Product sales	$64,001	$139,183	$(75,182)	(54)%	$159,667	$300,938	$(141,271)	(47)%
Other sales	23	4,379	(4,356)	(99)%	57	8,882	(8,825)	(99)%
Total revenue	64,024	143,562	(79,538)	(55)%	159,724	309,820	(150,096)	(48)%
Operating costs and expenses:
Cost of sales(1)	22,704	22,092	612	3%	46,920	45,265	1,655	4%
Selling, general and administrative	18,865	18,120	745	4%	38,268	38,428	(160)	—%
Advanced projects, start-up, development and other	7,222	1,769	5,453	308%	15,502	3,587	11,915	332%
Depreciation, depletion and amortization	12,203	5,407	6,796	126%	20,325	10,667	9,658	91%
Accretion of asset retirement and environmental obligations	227	419	(192)	(46)%	454	837	(383)	(46)%
Loss on sale or disposal of long-lived assets, net	2,320	1	2,319	n.m.	4,810	258	4,552	n.m.
Total operating costs and expenses	63,541	47,808	15,733	33%	126,279	99,042	27,237	28%
Operating income	483	95,754	(95,271)	(99)%	33,445	210,778	(177,333)	(84)%
Interest expense, net	(1,392)	(1,326)	(66)	5%	(2,751)	(3,231)	480	(15)%
Other income, net	13,821	2,212	11,609	525%	27,514	2,406	25,108	n.m.
Income before income taxes	12,912	96,640	(83,728)	(87)%	58,208	209,953	(151,745)	(72)%
Income tax expense	(5,517)	(23,371)	17,854	(76)%	(13,366)	(51,133)	37,767	(74)%
Net income	$7,395	$73,269	$(65,874)	(90)%	$44,842	$158,820	$(113,978)	(72)%

Adjusted EBITDA(2)	$26,951	$109,952	$(83,001)	(75)%	$85,651	$242,209	$(156,558)	(65)%
Adjusted Net Income(2)	$17,023	$79,609	$(62,586)	(79)%	$68,350	$173,652	$(105,302)	(61)%
Free Cash Flow(2)	$(45,806)	$31,239	$(77,045)	n.m.	$(64,777)	$102,408	$(167,185)	n.m.
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
The decrease in product sales for the three months ended June 30, 2023, as compared to the prior year period, was driven by lower realized price per REO MT, which decreased by 55%, slightly offset by higher REO sales volume, which increased by 3%. Realized price per REO MT for the three months ended June 30, 2023, reflects a significantly softer pricing environment for rare earth products, as compared to the prior year period. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The higher REO sales volume for the three months ended June 30, 2023, as compared to the prior year period, was due to higher REO production volume, which increased 5% year over year primarily as a result of higher uptime, despite further processing a portion of the volume of REO produced from Stage I operations into the Stage II circuits as commissioning activities advance.

The decrease in product sales for the six months ended June 30, 2023, as compared to the prior year period, was driven by lower realized price per REO MT, which decreased by 44%, and lower REO sales volume, which decreased by 6%. Realized price per REO MT for the six months ended June 30, 2023, reflects the significantly softer pricing environment for rare earth products, as compared to the prior year period when recent pricing peaked. The lower sales volume per REO MT for the six months ended June 30, 2023, as compared to the prior year period, was largely due to the timing of shipments as well as further processing a portion of the volume of REO produced from Stage I operations into the Stage II circuits as commissioning activities advance.
Historically, given our take-or-pay offtake arrangement with Shenghe, our REO sales volume has generally tracked our REO production volumes over time despite period-to-period differences caused by the timing of shipments. However, as we continue to accelerate commissioning activities for Stage II and production of separated rare earth materials, we expect that significant volumes of REO produced from Stage I operations will be retained for separation and not sold as concentrate. Accordingly, we expect that REO sales volume will be significantly lower than REO production volume in the second half of 2023. See also the “Quarterly Performance Trend” section below.
The decrease in other sales for the three and six months ended June 30, 2023, as compared to the prior year periods, was driven by $4.4 million and $8.5 million, respectively, of revenue related to a sales agreement with Shenghe entered into in March 2022 for certain stockpiles of rare earth fluoride.
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
Cost of sales for the three and six months ended June 30, 2023, increased year over year, primarily due to increases in production cost per REO MT. Production cost per REO MT increased from $1,750 for the three months ended June 30, 2022, to $1,938 for the three months ended June 30, 2023, and from $1,666 for the six months ended June 30, 2022, to $1,958 for the six months ended June 30, 2023. The increases were principally driven by higher payroll costs, including the increase in employee headcount to support the expansion of operations, and to a lesser extent, materials and supplies costs, which increased slightly. Shipping and freight costs, which are included in cost of sales but excluded from production cost per REO MT, decreased by $1.5 million and $2.5 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, primarily due to year-over-year declines in trucking rates and diesel fuel prices as well as lower transportation cost per MT of roasted concentrate. Production cost per REO MT varies period to period based on the timing of scheduled outages of our production facilities for maintenance. See also the “Quarterly Performance Trend” section below.
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
Selling, general and administrative expenses for the three months ended June 30, 2023, increased by $0.7 million, or 4%, and decreased by $0.2 million, or less than 1%, for the six months ended June 30, 2023, as compared to the respective prior year periods. Stock-based compensation expense included in selling, general and administrative expenses for the three and six months ended June 30, 2023, decreased by $2.2 million and $5.4 million, respectively, when compared to the respective prior year periods, due primarily to the timing of grants and the recognition of stock-based compensation on an accelerated basis for virtually all of our stock awards. These decreases were offset by year-over-year increases in personnel costs (other than stock-based compensation expense), which increased $2.4 million and $4.0 million, respectively, and other general and administrative costs required to further build out our corporate infrastructure in support of our downstream expansion.
Advanced projects, start-up, development and other consists principally of start-up costs associated with restarting an existing facility or commissioning a new facility, circuit or process of our production, manufacturing, or separations facilities prior to achievement of commercial production; costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; as well as costs incurred to support growth initiatives or pursue other opportunities.
Advanced projects, start-up, development and other for the three and six months ended June 30, 2023, increased year over year primarily due to an increase of $3.3 million and $6.4 million, respectively, in start-up costs, which primarily relate to certain costs that do not qualify for capitalization, such as salaries and wages, outside services, parts, and training, used or consumed directly in the commissioning and starting up of our Stage II circuits and facilities that are not yet in commercial production. The remaining increase primarily relates to costs incurred to support growth initiatives or pursue other opportunities.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increase in depreciation, depletion and amortization for the three and six months ended June 30, 2023, primarily reflects an increase in depreciation of $6.9 million and $10.1 million, respectively, resulting from the continued placement of new circuits and facilities associated with our Stage II optimization project into service, which began at the end of the fourth quarter of 2022.
Accretion of asset retirement and environmental obligations is based on the estimated future cash flows required to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass and to monitor groundwater contamination, respectively. Accretion of asset retirement and environmental obligations for the three and six months ended June 30, 2023, decreased year over year primarily as a result of a decrement to our asset retirement obligation during the third quarter of 2022, which reduced the accretion of our asset retirement obligation in subsequent periods.
Loss on sale or disposal of long-lived assets, net consists of gains or losses on the sale or disposal of property, plant and equipment, as well as demolition costs. The year-over-year increase in loss on sale or disposal of long-lived assets, net, for the three and six months ended June 30, 2023, principally relates to demolition costs incurred in connection with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of expense associated with the 0.25% per annum interest rate and amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below) and amortization of the discount on a previous debt obligation to Shenghe, offset by capitalized interest. Interest expense, net for the six months ended June 30, 2023, decreased year over year due to the full repayment of the debt obligation to Shenghe in the first quarter of 2022.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three and six months ended June 30, 2023, increased year over year as a result of interest and investment income earned on our short-term investments, which were purchased starting in the second quarter of 2022. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income tax expense as a percentage of income before income taxes) was 42.7% and 23.0% for the three and six months ended June 30, 2023, respectively, as compared to 24.2% and 24.4% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, offset by the Section 45X Advanced Manufacturing Production Credit and the California Competes Tax Credit (“CCTC”). The effective tax rate for the three and six months ended June 30, 2022, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, partially offset by the CCTC.
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

Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. In addition, quarterly production is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarters. As noted above, as we evolve as a business and transition from a producer of rare earth concentrate to a producer of separated rare earth products, the metrics that management anticipates using to evaluate the business may change or be revised.
The following table presents our key performance indicators for the quarterly periods indicated:

	FY2023		FY2022				FY2021
(in whole units or dollars)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
REO production volume (MTs)	10,863	10,671	10,485	10,886	10,300	10,828	10,261	11,998	10,305
REO sales volume (MTs)	10,271	10,215	10,816	10,676	10,000	11,706	9,674	12,814	9,877
Realized price per REO MT	$6,231	$9,365	$8,515	$11,636	$13,918	$13,818	$10,101	$7,693	$7,343
Production cost per REO MT	$1,938	$1,978	$1,928	$1,653	$1,750	$1,594	$1,525	$1,449	$1,538
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of June 30, 2023, we had $1,128.1 million of cash, cash equivalents and short-term investments and $690.0 million principal amount of long-term debt.
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
Equipment Notes: We have previously entered into several financing agreements for the purchase of equipment, including trucks, tractors, loaders, graders, and various other machinery. As of June 30, 2023, we had $5.9 million in principal (and accrued interest) outstanding under the equipment notes.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of June 30, 2023, we had future expected lease payment obligations totaling $10.0 million, with $0.5 million due within the next 12 months. See Note 7, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$65,459	$219,862	$(154,403)	(70)%
Investing activities	$728,114	$(716,649)	$1,444,763	n.m.
Financing activities	$(7,599)	$(18,784)	$11,185	(60)%
n.m. - Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities decreased by $154.4 million for the six months ended June 30, 2023, as compared to the prior year period, reflecting a decrease in product sales, an increase in inventories as we prepare for the operation of our Stage II separations facilities, and a $6.5 million increase in cash paid for income taxes, as compared to the prior year period. The decrease in net cash provided by operating activities was partially offset by an $11.7 million increase in interest received on our short-term investments and money market funds for the six months ended June 30, 2023, as compared to the prior year period. In addition, $13.6 million of our product sales was excluded from cash provided by operating activities for the six months ended June 30, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, with no similar amount in the current year period.
Net Cash Provided by (Used in) Investing Activities: Net cash provided by investing activities was $728.1 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $716.6 million in the prior year period. The change related primarily to gross sales and maturities of short-term investments of $1,179.2 million and purchases of short-term investments of $320.9 million in the current year period, compared to purchases of short-term investments of $599.2 million in the prior year period. Additions to property, plant and equipment for the six months ended June 30, 2023, increased by $7.7 million when compared to the prior year period, relating primarily to continued construction spend on our Stage II optimization project and the Fort Worth Facility.

Net Cash Used in Financing Activities: Net cash used in financing activities decreased by $11.2 million for the six months ended June 30, 2023, as compared to the prior year period, reflecting lower tax withholding on stock-based awards and lower principal payments on debt obligations and finance leases, principally due to a $2.9 million payment to Shenghe in the prior year period to fully satisfy the debt obligation.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,395	$73,269	$44,842	$158,820
Adjusted for:
Depreciation, depletion and amortization	12,203	5,407	20,325	10,667
Interest expense, net	1,392	1,326	2,751	3,231
Income tax expense	5,517	23,371	13,366	51,133
Stock-based compensation expense(1)	5,730	7,440	12,743	17,213
Start-up costs(2)	3,828	812	8,392	2,320
Transaction-related and other non-recurring costs(3)	2,160	119	5,482	136
Accretion of asset retirement and environmental obligations	227	419	454	837
Loss on sale or disposal of long-lived assets, net	2,320	1	4,810	258
Other income, net	(13,821)	(2,212)	(27,514)	(2,406)
Adjusted EBITDA	$26,951	$109,952	$85,651	$242,209
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Relates to certain costs included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operations that do not qualify for capitalization incurred in connection with the initial commissioning and starting up of our separations capability at Mountain Pass and our metal alloy and magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include payroll of employees directly involved in such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to develop such capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs.
(3)The majority of the amounts for the three and six months ended June 30, 2023, are included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operations, and pertain to legal, professional services, and other costs associated with non-recurring transactions.

Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of stock-based compensation expense; start-up costs; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings per share (“EPS”) excluding the per share impact, using adjusted diluted weighted-average shares outstanding, of stock-based compensation expense; start-up costs; transaction-related and other non-recurring costs; gain or loss on sale or disposal of long-lived assets; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. Adjusted Net Income and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,395	$73,269	$44,842	$158,820
Adjusted for:
Stock-based compensation expense(1)	5,730	7,440	12,743	17,213
Start-up costs(2)	3,828	812	8,392	2,320
Transaction-related and other non-recurring costs(3)	2,160	119	5,482	136
Loss on sale or disposal of long-lived assets, net	2,320	1	4,810	258
Other	(21)	(30)	(41)	(224)
Tax impact of adjustments above(4)	(4,389)	(2,002)	(7,878)	(4,871)
Adjusted Net Income(5)	$17,023	$79,609	$68,350	$173,652
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Relates to certain costs included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operation that do not qualify for capitalization incurred in connection with the initial commissioning and starting up of our separations capability at Mountain Pass and our metal alloy and magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include payroll of employees directly involved in such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to develop such capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs.
(3)The majority of the amounts for the three and six months ended June 30, 2023, are included in “Advanced projects, start-up, development and other” within our unaudited Condensed Consolidated Statements of Operations, and pertain to legal, professional services, and other costs associated with non-recurring transactions.
(4)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 31.3%, 25.1%, 24.0% and 24.7% for the three and six months ended June 30, 2023 and 2022, respectively.
(5)Effective September 30, 2022, we no longer exclude depletion expense when calculating and presenting Adjusted Net Income. For purposes of comparability, we have revised the prior year for this change.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Diluted EPS	$0.04	$0.38	$0.24	$0.83
Adjusted for:
Stock-based compensation expense	0.03	0.04	0.07	0.09
Start-up costs	0.02	—	0.04	0.01
Transaction-related and other non-recurring costs	0.01	—	0.03	—
Loss on sale or disposal of long-lived assets, net	0.01	—	0.02	—
Tax impact of adjustments above(1)	(0.02)	(0.01)	(0.04)	(0.02)
Adjusted Diluted EPS(2)	$0.09	$0.41	$0.36	$0.91

Diluted weighted-average shares outstanding	177,859,118	193,414,563	193,528,819	193,452,921
Assumed conversion of Convertible Notes(3)	15,584,409	—	—	—
Adjusted diluted weighted-average shares outstanding	193,443,527	193,414,563	193,528,819	193,452,921
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 31.3%, 25.1%, 24.0% and 24.7% for the three and six months ended June 30, 2023 and 2022, respectively.
(2)Effective September 30, 2022, we no longer exclude depletion expense when calculating and presenting Adjusted Diluted EPS. For purposes of comparability, we have revised the prior year for this change.
(3)The Convertible Notes were antidilutive for GAAP purposes for the three months ended June 30, 2023. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of the Convertible Notes since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Production Costs to our cost of sales (excluding depreciation, depletion and amortization), which is determined in accordance with GAAP, as well as the calculation of production cost per REO MT:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, unless otherwise stated)	2023	2022	2023	2022
Cost of sales (excluding depreciation, depletion and amortization)	$22,704	$22,092	$46,920	$45,265
Adjusted for:
Stock-based compensation expense(1)	(795)	(506)	(1,917)	(1,221)
Shipping and freight	(1,995)	(3,508)	(4,283)	(6,752)
Other	(11)	(580)	(614)	(1,136)
Production Costs	19,903	17,498	40,106	36,156
Divided by:
REO sales volume (in MTs)	10,271	10,000	20,486	21,706
Production cost per REO MT (in dollars)	$1,938	$1,750	$1,958	$1,666
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities(1)	$65,459	$219,862
Additions to property, plant and equipment, net(2)	(130,236)	(117,454)
Free Cash Flow	$(64,777)	$102,408
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million of our product sales for the six months ended June 30, 2022, were excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amounts for the six months ended June 30, 2023 and 2022, are net of zero and $5.1 million, respectively, in proceeds from government awards used for construction, specifically our Stage II optimization project.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2023.
Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended June 30, 2023, as compared to those discussed in our Form 10-K for the year ended December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2023.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

MP MATERIALS CORP.

Dated:	August 4, 2023	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer