Form 10-K
period 2023-12-31
MP Materials Corp. / DE
filed 2024-02-28
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.6 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2023. As of February 20, 2024, the number of shares of the registrant’s common stock outstanding was 178,077,678.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2024 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Annual Report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•fluctuations and uncertainties related to demand for and pricing of rare earth products;
•uncertainties regarding the growth of existing and emerging uses for rare earth products and ability to compete with substitutions for such products;
•the intense competition within the rare earth mining and processing industry;
•uncertainties relating to our commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd., an affiliate of Shenghe Resources Holding Co., Ltd., a global rare earth company listed on the Shanghai Stock Exchange;
•potential changes in China’s political environment and policies;
•unanticipated costs or delays associated with the ramp-up of our Stage II optimization project;
•unanticipated costs or delays associated with our Stage III project;
•risks associated with our intellectual property rights, including uncertainties related to the Company’s ability to obtain the intellectual property rights or licenses of intellectual property rights to produce NdFeB magnets and precursor materials;
•uncertainties related to the Company’s ability to produce and supply NdFeB magnets and precursor materials;
•the ability to convert current commercial discussions with customers for the sale of rare earth oxide and metal products, NdFeB magnets and other products into contracts;
•potential power shortages and interruptions at the Mountain Pass Rare Earth Mine and Processing Facility;
•increasing costs or limited access to raw materials that may adversely affect our profitability;
•fluctuations in transportation costs or disruptions in transportation services;
•inability to meet individual customer specifications;
•diminished access to water;
•regulatory and business risks associated with the Company’s investment in VREX Holdco Pte. Ltd.;
•uncertainty in our estimates of rare earth oxide reserves;
•risks associated with work stoppages;
•a shortage of skilled technicians and engineers;
•loss of key personnel;
•risks associated with the inherent dangers involved in mining activity and manufacturing of magnet materials;
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
iii

PART I
ITEM 1.    BUSINESS
Overview
MP Materials Corp., including its subsidiaries (the “Company,” “MP Materials,” “we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. The Company, which is headquartered in Las Vegas, Nevada, owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America, and is constructing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”), where the Company anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets and its precursor products.
The Company produces rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreement (as defined in Note 20, “Related Party Transactions,” in the notes to the Consolidated Financial Statements) to Shenghe (as defined in the “Customers” section below), that, in turn, typically sells that product to refiners in China. Following the commissioning of the Company’s Stage II optimization project (“Stage II”) in the third quarter of 2023, the Company began producing separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, that it began selling to customers globally in the fourth quarter of 2023. Additionally, in April 2022, the Company entered into a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. These developments are part of the Company’s Stage III downstream expansion strategy (“Stage III”).
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability. As electrification drives significant global growth in demand for REE, the Company believes global economic trends, geopolitical realities and sustainability mandates are coalescing to further its opportunity to create stockholder value. Further, the Company believes businesses are increasingly prioritizing diversification and security of their global supply chains to reduce reliance on a single producer or region for critical materials. As the only scaled source in North America for critical rare earths, with a processing footprint designed to operate with best-in-class sustainability and an industry-leading cost structure, the Company believes it is well-positioned to thrive as the global economy electrifies.
The Company’s mission is to maximize stockholder returns over the long-term by executing a disciplined business strategy to restore the full rare earth supply chain to the United States of America. The Company believes it will generate positive outcomes for U.S. national security and industry, the U.S. workforce, and the environment.
Rare Earth Industry Overview
When compared to industrial elements found in nature, such as aluminum, copper, and lead, the global annual production of REE is noticeably low. However, REE have become crucial enablers of technologies that are at the core of climate change initiatives worldwide, as well as ubiquitous gadgets, electronics, and robotics that have permeated modern society. REE are used in small, but often necessary, amounts in hundreds of different technologies, materials, and chemicals worldwide for commercial, industrial, social, medical, and environmental applications. In just a period of decades, REE have deeply integrated into the foundation of modern technology and industry, and have proven to be difficult to duplicate or replace.
By economic value, NdPr is the largest segment of the REE market. NdPr is primarily used in NdFeB permanent magnets for EV traction motors, wind power generators, drones, robotics, electronics and a growing list of other applications. The rapid growth of these and other end-use markets is expected to drive substantial demand growth for NdPr and NdFeB magnets in the years ahead.
The REE group includes 17 elements, primarily the 15 lanthanide elements. Lanthanum, cerium, praseodymium, neodymium and promethium are considered “light” REE (“LREE”); samarium, europium and gadolinium are often referred to as “medium” REE; while terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy” REE (“HREE”). Two additional elements, yttrium and scandium, are often classified as HREE although they are not lanthanides. Depending upon the rare earth-bearing mineral, the mixture of light, medium and heavy REE will differ. The REE in the Mountain Pass ore body are contained primarily within bastnaesite and related minerals in which LREE are most abundant.

The aggregate global market for rare earth oxides (“REO”) totaled approximately 209,000 metric tons (“MTs”) in 2023 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 6.1% through 2035, according to research by Adamas Intelligence Inc. (“Adamas”). Further, Adamas estimates that the NdPr segment of the REO market, which makes up a significant majority of the market value, is expected to grow at an 8.5% CAGR through 2035 (excluding the impact of swarf recycling), well in excess of the overall REO market. This expected growth will be driven by secular growth in demand for NdPr magnets.
Rare earth materials are used in a diverse array of end markets, including:
•Electric Mobility: traction motors in passenger xEVs, commercial xEVs, special purpose vehicles, two-wheelers, and other applications;
•Renewable Power Generation: wind power generators, for on- and offshore applications;
•Energy-Efficient Motors, Pumps and Compressors: heating, ventilation and air conditioning (“HVAC”) systems, elevators, escalators, consumer appliances and other industrial applications;
•Industrial and Service Robotics: motors, actuators, brakes and sensors used in industrial robots and welders, as well as service robots;
•Consumer and Medical Applications: smart phones, tablets, laptops, hard disk drives, audio speakers, microphones, cameras, printers, cordless power tools as well as fiber optics, laser crystals, x-ray equipment, prostheses, dental crowns and more;
•Critical Defense Systems: guidance and control systems, communications, avionics, global positioning systems, radar and sonar, drones, thermal barrier coatings and firearms; and
•Catalysts and Phosphors: catalysts for vehicle emissions reduction and fuel refining, as well as phosphors for energy-efficient lighting and counterfeit currency detection.
Process
The Company has established a three-stage business plan to enable and scale the full rare earth supply chain. Processing of rare earth materials at Mountain Pass includes five primary process steps: (i) mining and crushing; (ii) milling and flotation; (iii) roasting, leaching and impurity removal; (iv) separation and extraction; and (v) product finishing. Through its upstream operations (“Stage I”) (discussed below), which are comprised of the first two of these process steps, the Company produces rare earth concentrate that is marketed to refiners via a distribution arrangement. In 2023, the Company commenced midstream operations (“Stage II”), which consist of the latter three primary process steps to produce separated rare earth products that are marketed directly to end users and indirectly via distributors, with revenue generated primarily from the magnet supply chain. Lastly, the Company is establishing downstream (“Stage III”) capabilities at its Fort Worth Facility to convert a portion of the REO produced at Mountain Pass into rare earth magnets and its precursor products to be marketed directly to end users.
Stage I
Following the acquisition of Mountain Pass in July 2017, the Company began implementing Stage I, which was designed to re-establish stable, scaled production of rare earth concentrate leveraging the site’s existing processing facility. Stage I includes the mining of primarily bastnaesite ore followed by comminution, which involves crushing and grinding the ore into a milled slurry. Then, the milled bastnaesite slurry is processed by froth flotation, whereby the bastnaesite is carried to the surface while the gangue, or non-desired, elements are suppressed and disposed as tailings.
Since restarting operations from cold-idle status, the Company implemented changes in the milling, flotation and tailings management processes; implemented and continue to advance an improved reagent scheme to improve mineral recovery; and implemented operational best practices. Together, these changes materially increased plant uptime and reliability driving enhanced flotation throughput, REO recovery and production as well as tailings facility reliability and throughput at a lower cost per processed ton. Since the implementation of the Company’s Stage I optimization plan and the achievement of commercial production of concentrate, the Company’s quarterly REO Production Volume (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) has exceeded 8,500 MTs, and the Company has achieved at least 40,000 MTs of annual REO Production Volume since 2021. The Company’s Stage I optimization plan enabled it to achieve what the Company believes to be world-class production cost levels for rare earth concentrate.
In November 2023, the Company announced its “Upstream 60K” strategy whereby the Company intends to grow its annual REO Production Volume to approximately 60,000 MTs by expanding upstream capacity via investments in further beneficiation, including the ability to process alternative feedstocks and upgrade lower-grade feedstocks. The Company aims to achieve this initiative within the next four years with modest incremental capital investment.

Stage II
Stage II advanced the Company’s operations from the production of rare earth concentrate to the separation of individual REE. The project incorporated upgrades and enhancements to the prior facility process flow intended to reliably produce separated REE at a low cost while minimizing the impact on the environment. More specifically, the Company reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage.
The roasting step that oxidizes the rare earth concentrate in a rotary kiln is crucial to ensuring cost-competitiveness. One of the unique attributes of bastnaesite ore is the ability to convert the trivalent cerium in the mixed rare earth concentrate to tetravalent cerium that has a low propensity to dissolve, enabling cerium to be removed expediently along with other insoluble gangue elements without selective extraction. Removal of the lower-value cerium early in the Company’s separations process allows for a significant reduction in the mass of material to be separated and finished, thus reducing the energy, reagents, and wastewater required to produce the higher-value NdPr. Additionally, roasting facilitates a lower temperature leach that reduces maintenance costs and downtime.
During the third quarter of 2023, the Company began producing separated rare earth products. However, the Company expects that it may take several quarters to achieve its designed throughput of separated products. As the Company increases production of separated products over time, it expects to improve the Company’s per-unit costs of NdPr oxide, which represents a majority of the value contained in the Company’s concentrate. In addition, in the fourth quarter of 2023, the Company began utilizing a tolling partner in Southeast Asia to process the Company’s NdPr oxide into NdPr metal for delivery to the Company’s customers globally.
In February 2022, the Company was awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Policy, Industrial Base Analysis and Sustainment program, to design and build a facility to process HREE. Successful completion of this project will establish, for the first time in many years, commercial-scale processing and separation of HREE in support of commercial and defense applications in the U.S. The HREE processing and separations facility (the “HREE Facility”) will be built at Mountain Pass and will be integrated into the rest of the Company’s Stage I and Stage II facilities. The Company is currently advancing the facilitating works, engineering and procurement for the HREE Facility, which is expected to support the separating of HREE contained in the Mountain Pass ore as well as from third-party feedstocks.
Stage III
The Company’s mission is to restore the full rare earth magnetics supply chain to the U.S. by pursuing opportunities to integrate further downstream by converting NdPr oxide into permanent magnets and precursor products, as well as advancing magnet recycling capabilities. In February 2022, the Company commenced construction of a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas, completing the building and office space in November 2023. As currently designed, the Company expects the Fort Worth Facility to produce approximately 1,000 MTs of finished rare earth magnets per year, sufficient to power more than 700,000 electric vehicle motors annually. The rare earth magnets and precursor products produced may also support other key markets, including clean energy, electronic and defense technologies. The Fort Worth Facility serves as the business and engineering headquarters for the Company’s magnetics division.
The Company’s vertical integration into magnet production would establish MP Materials as the first and only fully-integrated source of supply for rare earth magnets in the Western Hemisphere. By offering magnet customers a complete, end-to-end Western supply chain solution, the Company believes vertical integration represents a material incremental value creation opportunity. The Company believes that the ability to capture significant value from magnet production requires a scaled, steady supply of NdPr, which the Company believes it is uniquely positioned to provide in the Western Hemisphere.
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
Upon achieving our designed throughput of separated products, the Company believes Mountain Pass will be one of the largest, most advanced and efficient fully-integrated REO processing facilities in the world, and the only such facility located in the Western Hemisphere. The Company aims to provide users of rare earths a domestic alternative that helps avoid the risks associated with the single point-of-failure that Chinese producers represent. In addition, the U.S. government is actively seeking to end the country’s reliance on foreign REE sources, and the Company believes that its constructive relationship with key regulatory agencies and the relative stability of U.S. policies provide it with an advantage relative to non-U.S. REE producers.
The global effort to curb carbon emissions and address climate change often focuses on the impact of the transportation system. The Company believes that its products will play a large role in advancing those efforts. To date, nearly all U.S. states and the District of Columbia have mandated or offer incentives to support deployment of xEVs or alternative fuel vehicles and supporting infrastructure, either through state legislation or private utility incentives within the state, with similar mandates and incentives in other countries globally. Additionally, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, provides several tax incentives to promote clean energy adoption, including tax credits on the purchase of xEVs and the production of certain critical minerals such as NdPr oxide. The NdPr oxide that the Company began producing in the third quarter of 2023 at Mountain Pass is essential to the permanent magnet motor technology deployed in a significant majority of current xEVs.
In addition, the Company believes end consumers will demand that the materials used to build these vehicles be extracted sustainably. MP Materials is committed to environmental responsibility. The Company’s environmental management plans cover biodiversity impacts, waste and noise management, air and water pollution, water extraction and discharge, as well as natural resource disturbance and toxic chemical usage. The Company believes this commitment to responsible production of REO is a strong competitive advantage.
A confluence of geopolitical and economic factors is causing downstream customers, such as automotive original equipment manufacturers (“OEMs”), to be increasingly focused on supply risk, highlighting the need to develop domestic production of REE and related products. To meet the growth in demand for xEVs, the Company believes automotive OEMs will redesign their supply chains to ensure a ready and stable supply of rare earth products as they transition their facilities to build electric vehicle components. MP Materials aims to capitalize on and accelerate this opportunity by seeking to partner with current and future customers in their efforts to re-position the capital and labor in their supply chain and to meet the growth in electrification.
Leverage the Company’s low-cost position to maximize earnings power in all commodity price environments.
The success of the Company’s business reflects its ability to manage its costs. The Company’s production achievements in Stage I have provided economies of scale to lower production costs per unit of REO produced in concentrate. Furthermore, Stage II was designed to enable the Company to continue to manage its cost structure for separating REE through an optimized facility process flow. This process flow allows the Company to use less energy and raw materials per ton of separated REO. Despite the initial phase of NdPr oxide production leading to elevated per-unit costs, the Company anticipates a decrease in per-unit production costs over time as production volumes expand.
Optimization of logistics is also central to maintaining a low-cost position relative to other global producers. Mountain Pass, located immediately adjacent to Interstate 15 and within a one-hour drive of a major railhead and a four-hour drive of the Ports of Los Angeles and Long Beach, offers transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping its final products. The Company believes the self-contained nature of its operations, with mining, milling, separations, and finishing all on one site, creates additional cost advantages and operational risk mitigation. Upon achieving the designed throughput of separated products, the Company’s integrated site will incur lower costs of packaging, handling and transportation as compared to competitors who lack co-located processing.
Further the Company’s mission and ability to capture the full rare earth value chain through downstream integration into rare earth magnet production.
Beyond re-establishing a supply chain for REE in the Western Hemisphere, the Company expects to recognize compelling longer-term opportunities to further its mission through the capture of additional value by pairing its attractive access to a large domestic rare earth supply with growing demands for downstream magnetic materials. The Company is currently pursuing vertical integration through further downstream processing of REO into finished magnet products and precursor materials, and incorporating process waste and end-of-life magnet recycling. The Company intends to accomplish this through a buy, build and/or joint venture strategy to achieve technical and cost leadership. The Company is developing a greenfield metal, alloy and magnet manufacturing facility in Fort Worth, Texas, with GM as a foundational customer. The Company intends to continue exploring future opportunities to invest in, develop, and/or sponsor new downstream opportunities for REO and rare earth products that contribute to the electrification of the industrial economy.
MP Materials believes its successes to date at Mountain Pass demonstrate a competency in identifying undervalued assets, creating a disciplined, execution-focused strategy, and assembling the management talent to create value. The Company intends to apply its experience and skill sets across the critical minerals and related value chain, while allocating capital effectively and responsibly, toward opportunities demonstrated to be in the best interest of its stockholders and consistent with its mission.
Human Capital Resources
The people of MP Materials are the Company’s most valuable asset in fulfilling the Company’s mission. At the core of the Company’s success is the relentless pursuit to maintain and nurture an owner-operator culture that instills an entrepreneurial spirit where its employees feel motivated and empowered to deliver results through an unwavering commitment to doing what is right in a safe environment. Throughout 2023, in living up to the owner-operator culture, all employees received a time-vested equity grant at the time of joining the Company. The Company believes equity ownership reinforces the employees’ sense of their contribution to the Company’s success.
Ensuring the Company attracts, develops and retains top talent across all functions with diverse experiences, backgrounds and perspectives is critical to the Company’s success. An employee retention rate of 95% or higher, which was achieved in every calendar quarter during 2023, continues to demonstrate the Company’s priorities of ensuring its team is healthy, incentivized, proud to work for MP Materials, and believes in the Company’s mission.
Employees
Since relaunching production at Mountain Pass in July 2017, the Company has increased its full-time equivalent (“FTE”) employee base from eight contractors in 2017 to 681 employees as of December 31, 2023, of which approximately 81% were field-based employees. This represents a 40% increase of FTE employees in 2023, on top of a 33% increase in 2022. None of the Company’s employees are subject to any collective bargaining agreements. The Company is committed to creating employment opportunities for U.S. workers, and with the completion of the initial commissioning of Stage II, the Company has added approximately 200 employees over the past two years. In addition, the Company has hired 32 employees at its Fort Worth Facility in 2023 and plans for at least 100 additional full-time employees as part of Stage III.
Health, Safety and Well-Being
The health, safety, and well-being of the Company’s employees, suppliers and communities are a priority, with “Safety” being one of the Company’s six core values, along with “Empowerment,” “Entrepreneurship,” “Integrity,” “Results,” and “Unwavering” effort. MP Materials is committed to maintaining a strong safety culture and continuing to emphasize the importance of its employees’ role in identifying, mitigating and communicating safety risks. To ensure the ongoing safety of employees and any contractors working on-site, the Company has a clear set of health and safety guidelines in place and routinely conducts general as well as equipment- and process-specific safety training. The Company believes that the achievement of superior safety performance is both an important short-term and long-term strategic imperative in managing its operations.
All newly-hired employees at Mountain Pass complete a minimum of 24 hours of Federal Mine Safety and Health Administration (“MSHA”) training during the onboarding process and must, at a minimum, complete annual refresher training. Following their initial training, depending on their job classification, new employees complete targeted online and supervised field training specific to their roles and responsibilities. For example, operations and maintenance workers go through specific Lock Out/Tag Out/Try Out training, confined-space work and rescue, forklift classroom, and in-the-field training. In total, during 2023, the Company’s employees completed over 22,000 hours of new hire and/or annual refresher training and 1,600 hours of emergency medical response training, including first aid and CPR.
The Company utilizes a formalized digital data reporting system to track all incidents reportable to the California Occupational Health and Safety Administration and MSHA. The Company tracks lost time injuries, recordable injuries, recordable injury rates, and near-miss reports. MP Materials strongly encourages the reporting of near-miss incidents so that it can mitigate hazards or change procedures to improve workforce safety in advance of any actual incident. As of December 31, 2023, the Company had completed over 1,300 days without a lost-time injury.
Diversity, Inclusion and Meritocracy
MP Materials believes that a diverse, inclusive and meritocratic workforce and Board of Directors produces better overall decision-making for employees, which benefits the organization. In addition to hiring employees with requisite skills, the Company has taken steps and will continue to strive to assemble a diverse and inclusive workforce. As of December 31, 2023, based on employees’ self-reporting, veterans and women represented 4% and 17%, respectively, of the Company’s workforce and 21% of managerial or supervisory positions were occupied by women. As of December 31, 2023, women represented 28%

of the Company’s Board of Directors. Additionally, as of December 31, 2023, 49% of the Company’s workforce was composed of underrepresented minorities.
Employee Engagement and Development
Employee engagement efforts are critical in ensuring all employees feel heard, respected and valued, and that applicable actions are taken when feedback is received. In the fourth quarter of 2023, the Company achieved professional certification for its engagement efforts, and will continue its focus on providing opportunities for employees to interact with executive management through events such as virtual town hall sessions, family days and routine stand-up briefings.
Methodical execution is key to ensuring Company goals are achieved and exceeded. To ensure the Company’s employees receive the feedback they need to grow and thrive in their careers, MP Materials continually reviews and updates its performance-management processes. The Company ensures that new hires receive the feedback and support they need by scheduling periodic performance evaluations three to six months after their introductory periods. Managers hold reviews with all employees no less than annually to give them an opportunity to discuss work performance. This performance management process, rooted in the values of the organization, sets the foundation for applicable goal setting, individual development plans and career pathways going forward.
MP Materials is dedicated to the continual training and development of its employees, especially of those in field operations, to ensure the Company develops future managers and leaders from within its organization. The training starts on an employee’s first day with on-boarding procedures that focus on safety, responsibility, ethical conduct and inclusive teamwork. In addition, the Company has partnered with educational institutions, governmental authorities and strategic outside organizations to further enhance and improve access to the talent required to advance the Company’s mission. The Company also has an electrical and instrumentation apprenticeship program that pays for employees to attend trade school to increase their opportunity for future advancement.
Sustainability and Natural Resources
The Company’s business provides a key input to carbon-reducing technologies critical for the transition to a low-carbon economy. Further, MP Materials is solving for the foreign-controlled overconcentration of the rare earth supply while helping to enable a more sustainable future. Sustainability at MP Materials means much more than maintaining environmentally conscious operations; it means caring for the health, safety, and well-being of our employees; encouraging a spirit of joint ownership, entrepreneurship, and continuous growth; supporting the communities that surround us; and operating with integrity. The Company recognizes that it has a responsibility to operate as efficiently as possible to reduce emissions.
The Company believes Mountain Pass is the world’s cleanest and most environmentally sustainable rare earth production facility. Producing rare earth materials requires significant energy and resources and can lead to environmental challenges if not carefully managed. MP Materials understands that our natural resources, such as water, are precious and limited. As such, the Company is committed to limiting resource consumption, increasing efficiency, and achieving as light of an environmental footprint as possible. The Company does this, in part, by investing in water recycling, reducing reagent usage, implementing energy reduction initiatives, and utilizing a dry stack tailings process.
The Company believes it is unique among scaled rare earth producers in its use of a dry tailings process that allows recycling of the water used in the milling and flotation circuit and eliminates the need for high-risk wet tailings ponds and traditional impoundment dams. The Company’s tailings and concentrate dewatering methods provide a closed-loop water resource for its beneficiation process satisfying approximately 95% of those processes’ water needs at Mountain Pass. The Company also has a variety of initiatives underway at Mountain Pass to limit freshwater withdrawal and maximize recycling. In addition, the Company remains focused on ensuring the most efficient use of energy to minimize hydrocarbon consumption and greenhouse gas (“GHG”) emissions.
The materials that the Company produces are essential to the supply chains for many technologies that help decarbonize the global economy, improve productivity in the workforce, and better the lives of many. Without MP Materials’ conscientiously-mined materials, not only will the future of low-carbon technologies depend on more highly polluting traditional production methods, but the advanced research and development related to these vital applications and their manufacturing will continue to follow that supply overseas. MP Materials is restoring the resource independence of the U.S.— removing the single point-of-failure in the supply chain for these products and ensuring that American industry can determine its own future in the automotive, robotics, aerospace, renewable energy, and information technologies industries.

Customers
Currently, the Company sells the vast majority of its rare earth concentrate to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”) under the terms of the Offtake Agreement, which became effective in March 2022. Shenghe is an indirect majority-owned subsidiary of Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. Under the Offtake Agreement, Shenghe is contractually obligated to purchase the Company’s rare earth concentrate product meeting certain minimum specifications as the exclusive distributor in China on a “take-or-pay” basis (such that they are obliged to pay for product even if they are unable or unwilling to take delivery), with certain exceptions for the Company’s direct sales globally. Shenghe then sells the rare earth concentrate it acquires to customers in China for processing into refined products. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take-or-pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. The Company also regularly enters into short- and long-term sales contracts with other customers for the sale of its rare earth concentrate.
In January 2024, the Company entered into a new offtake agreement with Shenghe (the “New Offtake Agreement”), that replaced and extended the Offtake Agreement. The initial term of the New Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period. The terms of the New Offtake Agreement are substantially the same as those of the Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products.
In February 2023, the Company entered into a distributorship agreement (the “Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo serves as the exclusive distributor of the NdPr oxide and NdPr metal produced by the Company to Japanese customers. The initial term of the Distribution Agreement extends through the end of 2025 with options to renew annually. The Company intends to enter into other short- and long-term sales contracts with existing and new customers for separated rare earth products.
In April 2022, as discussed above, the Company entered into a long-term agreement with GM to supply magnets and related products manufactured at the Fort Worth Facility. The Company is also pursuing sales opportunities to other customers for its future magnet products.
Suppliers
The Company uses certain proprietary chemical reagents in its flotation process, which it currently purchases from third-party suppliers. The hydrometallurgy, separations, and product finishing processes are reliant upon certain commodity reagents. These chemicals are subject to pricing volatility, supply availability and other restrictions and guidelines. In the event of a supply disruption or any other restriction, the Company believes that alternative reagents could be sourced for certain processes.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect its proprietary intellectual property rights. The Company utilizes trade secret protection and nondisclosure agreements to protect its proprietary rare earth technology.
Competition
The rare earth mining and processing markets are capital intensive and highly competitive. With continued state-sponsored consolidation, there remain two major rare earth groups in China. These groups and their affiliates control (and/or allocate to unaffiliated third parties) substantially all of China’s quota for concentrate production and rare earth refining. Outside of China, there are few other producers operating at scale, with processing capabilities located in Australia and Malaysia.
Environmental and Regulatory Matters
The Company is subject to numerous federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining and mineral processing industry, including, without limitation, those pertaining to employee health and safety, air quality standards and emissions, water usage, wastewater and stormwater discharges, GHG emissions, hazardous and radioactive and other waste management, storage and handling of naturally occurring radioactive material, plant and wildlife protection, remediation of contamination, land use, reclamation and restoration of properties, procurement of certain materials used in the Company’s operations, groundwater quality and the use of explosives. Environmental laws and regulation continue to evolve which may require the Company to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit operations, or other restrictions upon the Company’s current or future operations, or result in the imposition of fines and penalties for failure to comply.
Complying with these regulations is complicated and requires significant attention and resources. The Company expects to continue to incur significant sums for ongoing operating environmental expenditures, including salaries, and the costs for monitoring, compliance, remediation, reporting, pollution control equipment and permitting.
Information About Our Executive Officers
The persons serving as executive officers of MP Materials and their positions with the Company are as follows:

Name	Age	Position
James H. Litinsky	46	Chairman of the Board and Chief Executive Officer
Michael Rosenthal	45	Chief Operating Officer
Ryan Corbett	34	Chief Financial Officer
Elliot Hoops	49	General Counsel and Secretary
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
Risk Factor Summary
Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are:
•We may be adversely affected by fluctuations in demand for, and prices of, REE and magnet materials.
•The success of our business will depend, in part, on the growth of existing and emerging uses for rare earth products.
•An increase in the global supply of rare earth products, dumping, predatory pricing and other tactics designed to inhibit our further downstream integration by our competitors may materially adversely affect our profitability.
•We operate in a highly competitive industry.
•Our ability to generate revenue will be diminished if we are unable to compete with substitutions for our rare earth materials.
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
•The production of rare earth products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient resources to provide for such production, it could have a material adverse effect on our financial condition or results of operations.
•Our continued growth depends on our ability to reach anticipated production rates for the separation of REE as part of the Stage II project at Mountain Pass, our only rare earth mining and processing facility.
•The production of magnet materials in Stage III is dependent upon our ability to complete the buildout of our Fort Worth Facility; an unanticipated delay in the completion of Stage III could have a material adverse effect on our ability to produce magnets.
•If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
•If we are unable to perform the obligations under our long-term supply agreement with GM, this could have a material adverse effect on our financial position and results of operations.
•We may not be able to convert current commercial discussions with customers for the sale of REO products into contracts, which may have a material adverse effect on our financial position and results of operations.
•We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, which could adversely affect our ability to vertically integrate into further downstream processing of our REO.
•Outbreaks, epidemics or pandemics could have an adverse effect on our business.
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
•We are subject to regulatory and business risks associated with our investment in VREX Holdco Pte. Ltd. (“VREX Holdco”).
•The conditional conversion feature of our Convertible Notes (as defined in Note 10, “Debt Obligations” in the notes to the Consolidated Financial Statements), if triggered, may adversely affect our financial condition and operating results.
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
Risks Relating to our Business and Industry
We may be adversely affected by fluctuations in demand for, and prices of, REE and magnet materials.
Because our revenue is, and will be for the foreseeable future, from the sale of rare earth products, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon REE and magnet materials could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of REE and magnet materials. For example, as a result of the decrease in the market price of NdPr oxide in 2023, our Realized Price per REO MT (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) decreased from $11,974 for the year ended December 31, 2022, to $6,854 for the year ended December 31, 2023, which negatively impacted our results of operations and cash flows.
REE and magnet material prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure REE and magnet materials. Furthermore, supply side factors have a significant influence on price volatility for REE and magnet materials. Supply of REE and magnet materials is dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, and, to a lesser extent, regulation of imports, and has and may continue to change such production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of REE and magnet materials can lead to significant fluctuations in the market price of such products.
A prolonged or significant economic contraction in the U.S., China, or worldwide could put downward pressure on market prices of REE and magnet materials. Protracted periods of low prices for REE and magnet materials could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and reduce our proven and probable rare earth ore reserves.
Demand for our products may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronics industries. Lack of growth in these markets may adversely affect the demand for our products.
In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to REE and magnet material supply and demand and ultimately to the broader markets. Periods of high REE market prices generally are beneficial to our financial performance. However, strong REE prices also create economic pressure to identify or create alternate technologies that ultimately could depress long-term demand for rare earth minerals and products, and at the same time may incentivize development of competing mining properties.
The success of our business will depend, in part, on the growth of existing and emerging uses for rare earth products.
Our strategy is to produce REE and magnet products that are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies. The success of our business depends on the continued growth of these end markets and the successful commercialization of rare earth products, including NdPr, in such markets. If the market for these critical existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies, particularly in the automotive industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business. Any unexpected costs or delays in the manufacturing of separated REE products or rare earth magnets, or less than expected demand for the critical existing and emerging technologies that use rare earth products, could have a material adverse effect on our financial condition or results of operations.
An increase in the global supply of rare earth products, dumping, predatory pricing and other tactics designed to inhibit our further downstream integration by our competitors may materially adversely affect our profitability.
The pricing and demand for rare earth products is affected by a number of factors beyond our control, including the global macroeconomic environment and the global supply and demand for REO products. China accounts for the significant majority of global separated REO production and also dominates the manufacture of metals and NdFeB magnets from rare earths, capabilities that are not currently present in the U.S. Over the past few years, there has been significant restructuring of the Chinese rare earth production industry, further centralizing control over production by state-owned enterprises. Chinese competitors may engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
We operate in a highly competitive industry.
The rare earth mining and processing and magnet manufacturing industry is capital intensive with competitive market dynamics. Production of REE and magnet products is dominated by our Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. If we are not able to achieve consistent product quality at our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance and production costs, could have a material adverse effect on our business.
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
Technology changes rapidly in the industries and end markets that utilize our materials. If these industries introduce new technologies or products that no longer require the rare earth materials or NdFeB magnets we produce or may produce in the future, or suitable substitutes become available, this could result in a decline in demand for our rare earth materials or NdFeB magnets. If the demand for our rare earth materials or NdFeB magnets decreases, it will have a material adverse effect on our business and the results of our operations.
We currently rely on Shenghe to purchase the vast majority of our rare earth concentrate product on a “take-or-pay” basis and sell that product to end users in China; we cannot assure you that they will continue to honor their contractual obligations to purchase and sell our products, or that they will make optimum efforts to market and sell our products.
We currently sell the vast majority of our rare earth concentrate to Shenghe, which typically sells that product to refiners in China. Demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. While Shenghe is obligated under the Offtake Agreement to purchase all of the rare earth concentrate product meeting certain minimum specifications on a “take-or-pay” basis (such that they are obliged to pay for product even if they are unable or unwilling to take delivery), we cannot guarantee that Shenghe will continue to purchase all of the products that it is contractually bound to purchase or that they will purchase products that do not meet these specifications. In January 2024, the Company entered into the New Offtake Agreement that replaced and extended the Offtake Agreement. The initial term of the New Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period. The terms of the New Offtake Agreement are substantially the same as those of the Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products.
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
Because the vast majority of our rare earth concentrate product is currently sold to Shenghe under our Offtake Agreement for further processing by third-party customers in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, subsidies to related industries, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or an outbreak of a global pandemic disease could severely interfere with the sale and/or shipment of our products and would have a material adverse effect on our operations.
Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China’s government has exercised and continues to exercise substantial control over many sectors of the Chinese economy through regulation and state ownership. Our ability to sell products to customers in China or obtain materials from suppliers in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs and regulations, raw materials, environmental regulations, land use rights, property and other matters. The U.S. Government has instituted substantial changes to foreign trade policy with China and has assessed punitive tariffs on many categories of Chinese goods. China has retaliated with increased tariffs on U.S. goods. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in U.S. and China relations, including through changes in policies by the Chinese government, could adversely affect our financial condition and results of operations, including changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.
In addition, there may be circumstances where we may have to incur premium freight charges to expedite the delivery of our products to customers to overcome non-tariff restrictions or due to evolving rules or delays at the ports that we typically utilize. If we incur a significant amount of freight charges, our gross profit will be negatively affected if we are unable to pass on those charges to customers. In addition, we may be adversely affected by the need to ship to alternative ports. This could lead to potential delays in the transportation of our goods, which may occur for any reason or as they are affected by domestic or international laws and regulations, taxation, import and export tariffs, environmental regulations, customs and other relevant factors.
The production of rare earth products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient resources to provide for such production, it could have a material adverse effect on our financial condition or results of operations.
Our ability to reach anticipated production rates as part of our Stage II project at Mountain Pass, the completion of our Stage III project, as well as the execution of other capital projects such as the HREE Facility, all require the commitment of substantial resources and capital expenditures. Our estimated expenses may increase for a variety of factors, including as a result of inflationary pressures in the U.S. The progress, the amounts and timing of expenditures and the success of these projects will depend in part on the following: (a) the ability of the Stage II facilities to separate REO as designed and engineered; (b) our ability to timely produce metal at the metal processing plant and related facilities in Vietnam under our tolling agreement with VREX Holdco (the “Tolling Agreement”); (c) our ability to timely procure new equipment and materials, certain of which may involve long lead-times, or to repair existing equipment; (d) the ability of service providers or vendors to meet contractually-negotiated delivery or completion deadlines or meet performance specifications or guarantees; (e) maintaining, and procuring, as required, applicable federal, state and local permits; (f) the incorporation of project change orders, due to engineering, process, health and safety, or other considerations; (g) negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work following commissioning; (h) impact of planned and unplanned shut-downs and delays in our production; (i) impact of stoppages or delays on construction projects; (j) disputes with contractors or other third parties; (k) negotiating sales and offtake contracts for our planned production; (l) the execution of any joint venture agreements or similar arrangements with strategic partners; and (m) other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently. Unanticipated costs or delays could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
Our continued growth depends on our ability to reach anticipated production rates for the separation of REE as part of the Stage II project at Mountain Pass, our only rare earth mining and processing facility.
Our only rare earth mining and processing facility at this time is Mountain Pass. Our continued growth is based on reaching anticipated production rates for the separation of REE in accordance with our expected timeframe. The deterioration or destruction of any part of Mountain Pass, or a failure of any necessary equipment to operate as designed, may significantly hinder our ability to reach or maintain anticipated production rates within the expected timeframe or at all. If we are unsuccessful in reaching and maintaining expected production rates for REO at Mountain Pass, including by failing to reach anticipated throughput, recoveries, uptimes, yields, product quality, or any combination thereof, within expected timeframes or at all, we may not be able to reach our full revenue potential or achieve our anticipated cost structure.
The production of magnet materials in Stage III is dependent upon our ability to complete the buildout of our Fort Worth Facility; an unanticipated delay in the completion of Stage III could have a material adverse effect on our ability to produce magnets.
In February 2022, we commenced construction of our initial rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas, in support of our Stage III initiatives. The building portion of the Fort Worth Facility was completed in 2023. However, the Fort Worth Facility requires substantial capital for equipment purchases, installation, and commissioning, and there may be unanticipated costs or delays associated with these activities. In addition, our ability to reach our full revenue potential will be dependent on our ability to finish the buildout of our Fort Worth Facility and commence the production of magnet materials. Our proposed timeline for producing magnet materials is based on certain estimates and assumptions we have made about our business over the next few years, including reaching anticipated production rates for the separation of REE and the ability to obtain equipment on a timely basis from third party vendors. If any of these estimates or assumptions prove to be wrong, it may significantly hinder our ability to complete the Fort Worth Facility within the expected time frame or at all. If we are unsuccessful in being able to commence production at our Fort Worth Facility, within the expected time frame or at all, we will not be able to take advantage of our downstream value creation opportunity and thus we may not be able to reach our full revenue potential.
If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the U.S. and elsewhere in the world that relate to our rare earth products and processes, including our planned future production of magnet materials in Stage III. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.
Defending ourselves against third-party claims would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our Stage III downstream expansion. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•be prohibited from, or delayed in, selling rare earth products, including magnet materials, or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
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
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. Our intellectual property rights may be challenged or infringed upon by third parties, or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the U.S. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the U.S. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.
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
Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents is limited and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, the specific content required of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the U.S. or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and processes, our competitors may challenge the validity of those patents. Patents also will not protect our products and processes if competitors devise ways of making products without infringing our patents.
If we are unable to perform the obligations under our long-term supply agreement with GM, this could have a material adverse effect on our financial position and results of operations.
We entered into a binding long-term supply agreement with GM. Our ability to fulfil the obligations under our long-term agreement with GM to supply them with magnet materials is subject to a number of risks and contingencies. We are embarking on building the first scaled rare earth magnet manufacturing facility in the U.S. in several decades. While we will be relying on a number of experienced engineers and other third parties in the design, engineering and construction of the Fort Worth Facility, we will be making a number of judgments and assumptions on process design, equipment selection and design, and plant operations, that may or may not prove to be correct. Design, engineering or construction delays may impair our ability to perform under our long-term supply agreement with GM. In addition, we will need to procure the necessary equipment and materials needed to produce magnets and their precursor materials, some of which may be difficult to obtain. There can be no assurance that such equipment and materials will be procured on time or not be delayed due to circumstances beyond our control.
Further, we will need to hire a sufficient number of engineers, operators and other professionals to successfully design and operate the Fort Worth Facility. It may be difficult for us to hire employees with the experience, education and skills needed to produce magnet materials, and we may need to hire employees from other countries if we cannot recruit employees in the U.S. We will also face competition for these employees.
There can be no assurance that, following the completion of construction of the Fort Worth Facility, we will obtain the equipment and materials needed and hire the necessary employees in order to successfully produce magnet materials at the volumes and quality necessary to meet the requirements under our long-term supply agreement with GM. In the event that we are not able to mitigate these risks and fail to comply with the terms of the agreement with GM, this could have a material adverse effect on our financial position and results of operations.
We may not be able to convert current commercial discussions with customers for the sale of REO products into contracts, which may have a material adverse effect on our financial position and results of operations.
In 2023, we completed construction and the initial commissioning of our Stage II project, which included installing a concentrate drying and roasting circuit, upgrading and restarting the product leaching circuit, recommissioning separation and extraction circuits, improving materials handling and brine management capability, and constructing new product finishing circuits to re-establish the full capability to produce separated rare earth products at Mountain Pass. Upon reaching anticipated production rates for REO and other planned downstream products at Mountain Pass, we expect to produce approximately 20,000 MTs of separated REO per year, which includes approximately 6,075 MTs of NdPr oxide per year, excluding cerium concentrate. Prior to reaching expected production rates for REO and other planned downstream products at Mountain Pass, we intend to enter into short- and long-term sales contracts with new customers. However, there can be no assurance that these customers will enter into sales contracts for REO. The failure to enter into such contracts may have a material adverse effect on our financial position and results of operations.
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
Outbreaks, epidemics or pandemics could have an adverse effect on our business.
Outbreaks of infectious diseases, epidemics or pandemics can significantly impact the national and global economy and commodity and financial markets. Impacts may include, among other things, extreme volatility in financial markets, a slowdown in economic activity, extreme volatility in commodity prices and a global recession. Outbreaks, epidemics or pandemics may lead to significant restrictions on travel, temporary business closures, quarantines, and a general reduction in consumer activity and sentiment globally and may impact our business and operations by, among others, increasing the cost of operations, causing shipping delays, reducing employee productivity, limiting travel of our personnel, adversely affecting the health and welfare of our personnel, or preventing or delaying important third-party service providers from performing normal and contracted activities crucial to the operation of our business.
Decisions beyond our control, such as canceled events, restricted travel, barriers to entry, temporary closures or limited availability of county, state or federal government agencies, or other factors may affect our ability to perform mining operations, corporate activities, and other actions that would normally be accomplished without such limitations. The extent to which an outbreak, epidemic or pandemic will impact our operations, our business and the economy is highly uncertain and will also depend on future developments that cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, including the spread of variants, the scope of travel restrictions imposed, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact, including the effectiveness and availability of vaccines. We cannot predict the impact of an outbreak, epidemic or pandemic, but it may materially and adversely affect our business, financial condition and results of operations.
A power outage or shortage at Mountain Pass could temporarily delay mining and processing operations and increase costs, which may materially adversely impact our business.
Our facilities at Mountain Pass are currently powered by a natural gas-powered combined heat and power (“CHP”) plant that produces electricity and steam and eliminates reliance on the regional electric power grid. Operation of the CHP plant is necessary to support the entire energy demand of Stage II. While we believe that the CHP plant will provide sufficient electricity and steam to operate our facilities at Mountain Pass, there can be no assurance that there will not be intermittent interruptions in the ability to produce electricity and steam. Instability in electrical supply could cause sporadic outages or brownouts. Any such outages or brownouts could have a negative impact on our production. If the CHP plant is unable to provide sufficient energy for the operation of Mountain Pass or if additional growth projects require energy needs in excess of CHP capacity, we may be required to obtain electricity from a single utility company in Southern California. We could incur higher operating costs, remain subject to the effects of occasional grid power outages and brownouts, and could experience temporary interruptions of processing operations. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations.
Increasing costs or limited access to raw materials may adversely affect our profitability.
We use significant amounts of chemical reagents to process REE. Though we may enter into long-term purchase agreements, chemical reagents sourced from third parties may be subject to significant volatility in cost and availability. In addition, third parties may not honor their agreements with us and/or declare force majeure, and as a result, we may need to obtain such chemical reagents from other parties at higher costs and expense and there may be a delay in obtaining such chemical reagents. Further, supply chains reliant on sea vessels, train, and/or truck may subject us to transportation delays in obtaining these chemical reagents. We also may not be able to store such chemical reagents without incurring substantial costs. We may not be able to pass increased costs for these chemical reagents through to our customers in the form of price increases. The Mountain Pass site includes a currently idle chlor-alkali facility that may be restarted in the future to produce hydrochloric acid, sodium hydroxide, and sodium hypochlorite. A significant increase in the price or decrease in the availability of these chemicals before we potentially restart our production of them on-site, or restrictions imposed by environmental regulations or law on chemical use, could materially increase our operating costs and adversely affect our profit margins and production volumes. There can be no assurance that we will be able to purchase the necessary chemical reagents from third parties on terms that are acceptable to us. The failure to obtain chemical reagents as needed will have an adverse effect on our financial condition and results of operations.
Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply REE or magnet products to our customers, which could adversely affect our results of operations.
We currently transport our rare earth concentrate and NdPr oxide products via ocean freight. At times during 2021 and 2022, there was a backlog of container ships off the coast of Southern California that delayed shipments in and out of the ports of Los Angeles and Long Beach, the ports that we use to ship our rare earth concentrate product. While we managed to mitigate these intermittent delays in shipping rare earth concentrate product through these ports, our ability to continue to maintain stable shipments may be impacted if port delays due to congestion return or worsen.
In addition, we will in the future need to transport our products to our future customers and our tollers wherever they may be located. Finding affordable and dependable transportation is necessary for us to be able to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, seasonal changes in supply and demand for transportation, changes to rail or ocean freight systems, domestic or international laws or regulations, permits or other approvals, or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales and could materially adversely affect our results of operations. Such events and conditions, including flooding and other natural disasters, could also impact the facilities of our customers which could have a material adverse effect on our ability to deliver our product to our customers.
We will need to process REE to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to process REO that meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
With the commencement of Stage II operations, we expect to be able to process REE to meet customer needs and specifications and to provide customers with a consistently high-quality product while meeting ever-stricter purity requirements. We have limited experience operating our Stage II assets. In the event that certain equipment fails to consistently perform as designed or we are unable to maintain consistent uptime, we may struggle to meet individual customer specifications, which may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of REO requires significant amounts of water. The technology we currently use to beneficiate REO is a sustainable process with dry tailings that limits the need for fresh water usage. Although we believe our current process is sustainable, any disruption in the process could prompt the need for significant access to fresh water. Additionally, with the commencement of Stage II operations, we require an even greater amount of water for our CHP plant, separation and extraction processes, and product finishing operations, including significant demand for highly-pure water. We maintain and operate one water supply well field for potable and process water and own land and wells in another water supply well field that we may be able to operate in the future. In addition, significant volumes of water are recycled from process brine to reduce ground water usage. Any disruption to our current process, including our water treatment plant used to make highly-pure water, decreases in available water supply, or inability to recycle sufficient volumes of distillate may have a material adverse effect on our operations and our financial condition or results of operations.
We face regulatory and business risks associated with our investment in VREX Holdco.
We own a minority interest in VREX Holdco, a Singapore company. An entity affiliated with Shenghe is the majority shareholder of VREX Holdco. VREX Holdco owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. As a minority shareholder of VREX Holdco, our ability to control the management, record-keeping, operations and decision-making of VREX Holdco is limited.
VREX Holdco’s operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses and other risks, many of which are beyond VREX Holdco’s or our control. Because VREX Holdco has limited operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow.

VREX Holdco has operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice in recent years have increased their enforcement activities with respect to the FCPA.
Internal control policies and procedures and the compliance program that VREX Holdco has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. If VREX Holdco’s or our employees or agents fail to comply with applicable laws or company policies governing VREX Holdco’s international operations, we and our subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition.
Compliance with international and U.S. laws and regulations that apply to VREX Holdco’s international operations increases the cost of doing business in foreign jurisdictions. VREX Holdco’s employees will also be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by VREX Holdco’s employees could have a negative effect on us.
In addition, VREX Holdco has limited operating history with VREX. We entered into the Tolling Agreement with VREX Holdco, whereby we deliver NdPr oxide to VREX Holdco, which VREX Holdco then causes VREX to process into NdPr metal for delivery to our customers globally. We will be providing VREX with a large amount of our inventory of NdPr oxide to process into NdPr metal. We will be subject to risks associated with VREX Holdco and VREX appropriately storing and handling a significant volume and value of our inventory. In the event that VREX Holdco or VREX is unable to store or handle the NdPr oxide or process the NdPr oxide into NdPr metal based on the specifications provided by us, this may have a material adverse effect on our operations and financial condition.
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
Uncertainty in our estimates related to our REO reserves could result in lower-than-expected revenues and higher-than-expected costs or a shortened estimated life for the mine at Mountain Pass. Fluctuations in factors out of our control such as changes in future product pricing, foreign government policies on the import or export of rare earths and foreign exchange rates can have a significant impact on the estimates of reserves and can result in significant changes in the quantum of our reserves period-to-period.
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
A work stoppage by any of the third parties providing services in connection with construction projects at Mountain Pass and our magnet facility being developed in Fort Worth, Texas, could significantly delay completion of such projects and disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
A shortage of skilled technicians and engineers may further increase operating costs, which may materially adversely affect our results of operations.
Efficient production of rare earth products and magnet materials using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.
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
The mining of minerals and the manufacture of mineral products involve numerous hazards that could cause bodily harm or environmental damage and subject us to liability. These hazards include: (i) unusual and unexpected rock formations affecting ore or wall rock characteristics; (ii) ground or slope failures of the open-pit mine, overburden stockpiles, and/or tailings disposal areas; (iii) environmental hazards; (iv) industrial accidents and/or processing upsets; (v) periodic interruptions due to inclement or hazardous weather conditions or other acts of God; and (vi) mechanical equipment failure and facility performance problems.
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
We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, Mountain Pass is located in San Bernardino County, California, near active faults, that could lead to nearby earthquakes. If major disasters such as earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at Mountain Pass may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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
We are subject to numerous and detailed federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining and mineral processing industry, including, without limitation, those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, GHG emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances and waste, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment, procurement of certain materials used in our operations, and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations and future growth. Consequently, the modernization and expansion of Mountain Pass and the development of our Fort Worth Facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, or the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation are evolving in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. In addition, mine safety has been the subject of increasing scrutiny resulting in federal and state legislatures and other regulatory authorities imposing more stringent regulatory requirements on mining operations. Any changes in environmental laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.
Our operations use hazardous materials and generate hazardous waste and radioactive byproducts. While we maintain procedures for and conduct training on the handling and disposing of chemicals or other substances by our personnel, risks, including bodily injury and property damage, persist. Moreover, mining and processing of rare earths has occurred at Mountain Pass since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Mountain Pass is subject to an order issued by the Lahontan Regional Water Quality Control Board, primarily related to contamination emanating from certain on-site impoundments active during prior periods of operation, pursuant to which we and previous owners have conducted various investigatory and remedial actions. These remedial activities include groundwater monitoring, extraction and treatment. We are still in the process of delineating the extent of groundwater contamination at and around the facility and cannot assure you that we will not incur material costs relating to the remediation of such contamination. Also, prior to our acquisition of Mountain Pass, leaks in a wastewater pipeline from Mountain Pass to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. Pursuant to a settlement agreement, that contamination has been remediated by Chevron Mining Inc., which retained ownership of the ponds and the pipeline and provided a full indemnity to the previous buyer of Mountain Pass for liabilities related to the Ivanpah wastewater pipeline. In 2023, the remaining portion of the pipeline was removed from Mountain Pass and safely disposed. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. Under the federal Comprehensive Environmental Response,

Compensation and Liability Act, and analogous state statutes, our liability for claims for contamination at our current or former properties, and at third-party sites at which we disposed of waste, may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes, could have a material adverse effect on our business, reputation, results of operations and financial condition.
In connection with our current and future operations and growth plans, we may need to amend or obtain additional permits that impose strict requirements relating to various environmental and health and safety matters. To obtain certain permits, we may be required to conduct environmental studies and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and take steps to avoid or mitigate those impacts, particularly impacts to desert flora and fauna. Furthermore, the permitting processes and development of supporting materials, including any environmental impact statements, may be costly and time-consuming. These permit processes and requirements, and the interpretation and enforcement thereof, change frequently, and any such future changes could materially adversely affect our mining operations and results of operations. In some cases, the public (including environmental interest groups) has the right to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits. Accordingly, permits required for our operations, including the modernization and expansion of Mountain Pass, may not be issued, maintained, amended or renewed in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct operations. Any such failure to obtain, maintain, amend or renew permits, or other permitting delays, including in connection with any environmental impact analyses, could have a material adverse effect on our results of operations and financial condition or otherwise impose significant restrictions on our ability to conduct our business.
Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, permitting, reporting and other costs to comply with such regulations. Our operations emit greenhouse gases, and with the restart of our CHP plant in 2022, our emissions exceeded inclusion thresholds of the California cap-and-trade program, resulting in the Company being re-entered into the program. As such, allowances will be directly allocated to us annually, with fluctuations based on energy usage and regulatory provisions. We expect that our emissions will continue to increase as our separations production ramps, which would require us to purchase additional allowances, with the price of allowances subject to market volatility. Any adopted future climate change regulations could negatively impact our ability to compete with companies situated in areas and countries not subject to such limitations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace, including the investing community, about potential impacts on climate change by us or other companies in our industry could harm our reputation or our access to capital. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These impacts may adversely impact the cost, production and financial performance of our operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property, or inaccuracies in the assumption underlying our reclamation plan and mine closure obligations, could have a material adverse effect on our business, results of operations and financial condition.
Under the California Surface Mining and Reclamation Act, we are generally obligated to restore property after it has been mined in accordance with regulatory standards and our approved mining plan. Additionally, we are required under various federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The failure to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our mining permits. Such failure could result from a variety of factors, including:
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
The trading price of our common stock has historically experienced, and may continue to experience, significant volatility, which could cause you to lose all or part of your investment. Moreover, as a result of the decrease in the market price of NdPr oxide in 2023, our Realized Price per REO MT decreased from $11,974 for the year ended December 31, 2022, to $6,854 for the year ended December 31, 2023. This negatively impacted our results of operations, which in turn has resulted in a dramatic decrease in the trading price of the Company’s common stock. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to our Business and Industry” above and the following: (a) fluctuations in demand for, and prices of, REE and magnet products; (b) results of operations that vary from the expectations of securities analysts and investors; (c) changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors; (d) declines in the market prices of stocks generally and market prices of mining-related companies in particular; (e) strategic actions by the Company or its competitors; (f) announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; (g) any significant change in the Company’s management; (h) changes in general economic or market conditions or trends in the Company’s industry or markets; (i) changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business; (j) future sales of the Company’s common stock or other securities; (k) investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives; (l) the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC; (m) litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of our competitors; (n) guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance; (o) the development and sustainability of an active trading market for the Company’s stock; (p) actions by institutional or activist stockholders; (q) declines in the market price of our stock as a result of negative reports on the Company by research firms that engage in short selling; (r) changes in accounting standards, policies, guidelines, interpretations or principles; and (s) other events or factors, including those resulting from natural disasters, war, acts of terrorism, health pandemics or responses to these events.
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
The Second Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to the Company or its stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Second Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. The Second Amended and Restated Certificate of Incorporation also provides that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the U.S. federal securities laws, including the Securities Act and the Exchange Act. Additionally, investors cannot waive our compliance with federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. If a court were to find these provisions of our Second Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Increased scrutiny regarding our sustainability and ESG practices could impact our reputation and our stock price.
In June 2023, we released our ESG report for fiscal year 2022, which highlights our key achievements, metrics and ESG strategy. Our sustainability report also includes our policies and practices on a variety of ESG matters, including water management and preservation; recycling; diversity, inclusion and meritocracy; employee health and safety; and human capital management. In addition, our business faces increasing scrutiny related to ESG issues, including sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, diversity, inclusion and meritocracy, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources.
The publication of our ESG report may result in increased investor, media, employee, and other stakeholder attention to our ESG initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these investors, they may choose not to invest in our common stock, or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, or are perceived to have not responded appropriately to address ESG issues within our company, our brand and reputation, as well as our business, financial condition, and results of operations could be negatively impacted, and our share price could be materially and adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s information security program is managed by a dedicated Chief Technology Officer (“CTO”), who has over 25 years of professional experience within information technology roles, including 15 years of security consulting experience. The CTO leads the information technology department, which is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Company’s Cybersecurity Incident Response Committee (the “CIRC”), which is comprised of the Company’s CTO, Chief Financial Officer, General Counsel, Senior Vice President of Financial Reporting and Technical Accounting, and Senior Director of Internal Audit, meets periodically and more often, as needed, in the event cybersecurity incidents are identified.
As part of the Company’s overall risk assessment process, the enterprise risk management framework considers cybersecurity risk alongside other company risks. The Company’s internal audit department collaborates with the Company’s information technology department to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations. The Company actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security policies and procedures.
In addition, the Company’s vendor management program addresses cybersecurity risks associated with its use of third-party service providers including suppliers, software and cloud-based service providers. The Company proactively evaluates the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, threat intelligence during contracting, and vendor selection processes. Security issues are documented and tracked, and periodic monitoring of third parties is conducted in an effort to mitigate risk.
The Company’s CTO provides periodic reports to the Audit Committee of the Company’s Board of Directors, as well as the CIRC, as appropriate. These periodic reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen its information security systems, assessments of the information security program, and the emerging threat landscape. The information security program is regularly evaluated by the CTO with the results of those reviews reported to the CIRC, the Audit Committee of the Company’s Board of Directors, and the Board of Directors, as appropriate.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected nor are they reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES
Mountain Pass
The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (previously defined as “Mountain Pass”), which is located on 2,222 fee simple acres of land, approximately 50 miles southwest of Las Vegas, Nevada, near Mountain Pass, San Bernardino County, California, at geographic coordinates 35°28’56”N latitude and 115°31’54”W longitude. Mountain Pass includes an open-pit mine in the production stage, infrastructure supporting mining and processing operations, overburden and ore stockpiles, a crusher, a mill/flotation plant, hydrometallurgy facilities, separation plants, product finishing facilities, tailings processing and storage facilities, a water treatment plant, an idle chlor-alkali facility, and on-site evaporation ponds, as well as laboratory facilities to support product analysis and research and development activities, offices, maintenance shops, warehouses and support buildings. In 2023, the Company completed recommissioning activities on its previously idle separation facilities at Mountain Pass and completed construction of new assets, which are utilized to separate rare earth concentrate into other products, including NdPr oxide. The Mountain Pass facilities and infrastructure, the majority of which were constructed between 2012 and 2023, are in good operating condition and benefit from routine maintenance. The net carrying amount of property, plant and equipment used in the operation of Mountain Pass was approximately $577 million as of December 31, 2023.
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
As of December 31, 2023, approximately 1,118 acres of the 2,222 acres were in use (e.g., existing buildings, infrastructure or active disturbance). Portions of the fee lands, none of which are actively being mined or are currently anticipated to be mined for the purpose of recovering ore, are subject to mineral reservations in favor of the U.S. for some properties and the State of California for other properties. The specific minerals reserved on those parcels vary according to the type of land patent or conveyance document through which the land was acquired or conveyed. The Company also owns mining and mill site claims over a further 15,000 acres of adjacent land. The lands surrounding Mountain Pass are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition, MP Materials holds 525 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. These mining claims and mill sites provide land for mining, ancillary facilities and expansion capacity around Mountain Pass.

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
The Company holds the necessary permits to operate Mountain Pass, including conditional use and minor use permits from San Bernardino County, California, and an associated environmental impact report, all of which were issued in 2004, which currently allow continued operation of Mountain Pass through 2042, though the Company expects to extend such permits to allow for continued operation through at least 2056. Since restarting operations at the facility in the fourth quarter of 2017, the Company’s activities initially focused on the milling and flotation processes, leading to production of a bastnaesite concentrate, rich in REE, with the first concentrate sales in the first quarter of 2018. In third quarter of 2023, the Company also commenced production of separated finished rare earth oxides and compounds.
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
Fort Worth Facility
The Company owns approximately 18 acres of land in Fort Worth, Texas, on which it is constructing a metal, alloy, and magnet manufacturing facility as part of its Stage III strategy. The building and building improvements were substantially completed in the fourth quarter of 2023.
Corporate Office
The Company has a lease for corporate office space at 1700 S. Pavilion Center Drive, Suite 800, Las Vegas, Nevada 89135. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the Company’s election.
Rare Earth Resources and Reserves
Introduction
Mineral resources and mineral reserves were estimated by SRK Consulting (U.S.) Inc. (“SRK”) for inclusion in this Annual Report. Pursuant to the requirements of Regulation S-K Subpart 1300 (“S-K 1300”), SRK prepared a pre-feasibility level Technical Report Summary for Mountain Pass with an effective date of October 1, 2023 (the “2023 TRS”) (refer to Exhibit 96.1 to this Annual Report). The mineral resource and mineral reserve estimated in the 2023 TRS were subsequently depleted by SRK to present an estimate of our resources and reserves as of December 31, 2023. The depletion removed by SRK represents resources and reserves that were extracted from the Mountain Pass open pit from October 1, 2023, through December 31, 2023.

Mineral Resource and Mineral Reserve Definitions
Mineral Resources
Item 1300 of S-K 1300 defines a “mineral resource” as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade (“COG”), likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
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
An economic COG of 2.18% TREO has been developed to ensure that material reported as a mineral resource can satisfy the definition of having reasonable prospects for economic extraction as required for the SEC definition. Mineral resources have been constrained within an optimized economic pit shell based on reserve input parameters, with the exception of the assumed equivalent concentrate price ($12,461 per dry short ton (“ST”) of 60% TREO concentrate), which is set 15% higher than the reserves price. The equivalent concentrate price used for pit optimization reflects the gross contained value realized from sales of the four individual REO products (see below) produced from the onsite separations facility. The equivalent concentrate price is calculated based on (i) the expected percentage distribution of the REO products in the bastnaesite concentrate, (ii) the expected metallurgical recoveries for the separations facility and (iii) the expected sales prices for the REO products. For purposes of calculating the end-of-year (“EOY”) 2022 mineral resources, the equivalent concentrate price was reflected net of the operating costs of the separations facility, while the equivalent concentrate price for EOY 2023 mineral resources is reflected gross of these costs, with the operating costs instead included along with the other estimated operating costs (mining; processing; selling, general and administrative (“SG&A”); etc.) that were used in the pit optimization.
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
Mineral Reserves
SRK developed a life-of-mine (“LoM”) plan for the Mountain Pass operation in support of mineral reserves. During 2023 the Company completed construction of a separations facility at Mountain Pass that allows the Company to separate bastnaesite concentrate into four individual REO products for sale. The separations facility is currently ramping up and the Company expects the plant to operate at full design capacity by the end of 2024. For economic modeling of the mineral reserves, SRK assumed that 2024 production will be a combination of bastnaesite concentrate sales and sales of four individual REO products: neodymium and praseodymium (previously defined as “NdPr”) oxide; samarium, europium, and gadolinium (“SEG+”) oxalate; lanthanum carbonate; and cerium chloride. Forecast economic parameters are based on historical cost performance for process, transportation, and administrative costs, as well as a first principles estimation of future mining costs. Forecast revenue from concentrate sales and individual separated product sales is based on a preliminary market study commissioned by the Company.
From this evaluation, pit optimization was performed based on an equivalent concentrate price of $10,836 per dry ST of 60% TREO concentrate. The equivalent concentrate price reflects the gross contained value realized from sales of the four individual REO products produced from the onsite separations facility. The equivalent concentrate price is calculated based on (i) the expected percentage distribution of the REO products in the bastnaesite concentrate, (ii) the expected metallurgical recoveries for the separations facility and (iii) the expected sales prices for the REO products. For purposes of calculating the EOY 2022 mineral reserves, the equivalent concentrate price was reflected net of the operating costs of the separations facility, while the equivalent concentrate price for EOY 2023 mineral reserves is reflected gross of these costs, with the operating costs instead included along with the other estimated operating costs (mining, processing, SG&A, etc.) that were used in the pit optimization.

The results of pit optimization guided the design and scheduling of the ultimate pit. SRK generated a cash flow model which indicated positive economics for the LoM plan, which provides the basis for the reserves. Reserves within the new ultimate pit are sequenced for the remaining 33-year LoM (2024 through 2056).
The costs used for pit optimization include estimated mining, processing, sustaining capital, transportation, and administrative costs, including an allocation of corporate costs. Processing and SG&A costs used for pit optimization were based on historical actual costs.
Processing recovery for concentrate is variable based on a mathematical relationship to estimate overall TREO recovery versus ore grade. The calculated COG for the reserves is 2.43% TREO, which was applied to indicated blocks contained within an ultimate pit, the design of which was guided by economic pit optimization.
The optimized pit shell selected to guide final pit design was based on a combination of the revenue factor (“RF”) 0.70 pit (used on the north half of the deposit) and the RF 1.00 pit shell (used on the south half of the deposit). The inter-ramp pit slopes used for the mineral reserves pit design are based on geotechnical studies and range from 44° to 47°.
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
Results
Mineral Resources
As of December 31, 2023, SRK estimates total indicated resources of 1.45 million STs with an average grade of 2.75% TREO and 9.09 million STs of inferred resources with an average grade of 5.05% TREO. Mineral resources are reported exclusive of mineral reserves. The reference point for mineral resources is in situ material.

Category	Resource Type	Cut-Off TREO (%)	Mass	Average Value
			Million Short Tons (dry)	TREO(1) (%)	La2O3(2) (%)	CeO2(2) (%)	Pr6O11(2) (%)	Nd2O3(2) (%)	Sm2O3(2) (%)
Indicated	Within the Reserve Pit	2.18	0.94	2.31	0.75	1.15	0.10	0.28	0.02
	Within the Resource Pit	2.18	0.51	3.56	1.16	1.78	0.15	0.43	0.03
Total Indicated		2.18	1.45	2.75	0.89	1.37	0.12	0.33	0.02
Inferred	Within the Reserve Pit	2.18	6.68	5.52	1.80	2.75	0.23	0.67	0.05
	Within the Resource Pit	2.18	2.41	3.74	1.22	1.86	0.16	0.45	0.03
Total Inferred		2.18	9.09	5.05	1.65	2.52	0.21	0.61	0.04
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

•The mineral resource model has been depleted for historical mining based on the December 31, 2023, pit topography.
•Pit optimization is based on an average TREO% equivalent concentrate price of $12,461 per dry ST of 60% TREO concentrate, average mining cost at the pit exit of $1.70 per dry ST mined plus $0.068 per dry ST mined for each 15 feet bench above or below the pit exit, combined milling and SG&A costs of $78.94 per dry ST ore milled, separations facility costs of $1,551 per dry ST of 60% TREO concentrate treated, freight of $163 per ST of dry product shipped, sustaining capital costs of $30.48 per dry ST of ore mined, and overall pit slope angles of 39° to 45° including ramps.
•The mineral resource statement reported herein only includes the REE cerium, lanthanum, neodymium, praseodymium, and samarium (often referred to as LREE). While other REE, often referred to as HREE, are present in the deposit, they are not accounted for in this estimate due to historic data limitations.
The following table is provided to show the change in mineral resources from December 31, 2022, to December 31, 2023:

Description	Estimate Date	Million Short Tons (dry)	TREO	La2O3	CeO2	Pr6O11	Nd2O3	Sm2O3
			(%)	(%)	(%)	(%)	(%)	(%)
Indicated Mineral Resources	December 31, 2023	1.45	2.75	0.89	1.37	0.12	0.33	0.02
Indicated Mineral Resources	December 31, 2022	1.43	2.83	0.92	1.41	0.12	0.34	0.03
Difference		0.02	(0.08)	(0.03)	(0.04)	0.00	(0.01)	(0.01)
% Difference(1)		1.4%	(2.8)%	(2.8)%	(2.7)%	(2.0)%	(2.1)%	(21.6)%
Inferred Mineral Resources	December 31, 2023	9.09	5.05	1.65	2.52	0.21	0.61	0.04
Inferred Mineral Resources	December 31, 2022	8.90	5.13	1.67	2.56	0.22	0.62	0.04
Difference		0.19	(0.08)	(0.02)	(0.04)	(0.01)	(0.01)	0.00
% Difference(1)		2.1%	(1.7)%	(1.3)%	(1.8)%	(1.7)%	(1.8)%	(3.8)%
(1)Percentages do not recompute as presented due to rounding.
The difference as compared to the previous year is due to inferred resources located within the mineral reserve pit that were mined and processed during 2023, and a change in the mineral resource COG due to updated project economics.
Mineral Reserves
As of December 31, 2023, SRK estimates total proven reserves of 0.64 million STs of ore with an average grade of 4.28% TREO and 27.82 million STs of probable reserves with an average ore grade of 6.25%. The Company’s total proven and probable reserves are estimated as 28.46 million STs with an average grade of 6.20%. The reference point for the mineral reserves is material delivered to the Mountain Pass mill and flotation facilities.
Based on these estimated reserves, the Company’s expected remaining mine life is approximately 33 years (2024 through 2056) to complete the processing of stockpiles and separations.
The following table states the amount of the Company’s proven and probable mineral reserves as of December 31, 2023.

Category	Description	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven	Current Stockpiles	0.64	4.28	3.68	0.02
	In situ	—	—	—	—
	Proven Totals	0.64	4.28	3.68	0.02
Probable	Current Stockpiles	—	—	—	—
	In situ	27.82	6.25	6.60	1.84
	Probable Totals	27.82	6.25	6.60	1.84
Proven + Probable	Current Stockpiles	0.64	4.28	3.68	0.02
	In situ	27.82	6.25	6.60	1.84
	Proven + Probable Totals	28.46	6.20	6.54	1.86

General Notes:
•Reserves stated as contained within an economically mineable open pit design stated above a 2.43% TREO COG.
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
•Pit optimization is based on an average TREO% equivalent concentrate price of $10,836 per dry ST of 60% TREO concentrate, average mining cost at the pit exit of $1.70 per dry ST mined plus $0.068 per dry ST mined for each 15 feet bench above or below the pit exit, combined milling and SG&A costs of $78.94 per dry ST ore milled, separations facility costs of $1,551 per dry ST of 60% TREO concentrate treated, freight of $163 per ST of dry product shipped, sustaining capital costs of $30.48 per dry ST of ore mined, and overall pit slope angles of 39° to 45° including ramps.
•Reserves contain material inside and outside permitted mining but within mineral lease.
•Reserves assume 100% mining recovery.
•The strip ratio for the remaining reserves is 6.3 to 1 (waste to ore ratio).
•The mineral reserves were estimated by SRK.
The following table is provided to show the change in reserves from December 31, 2022, to December 31, 2023:

Description	Estimate Date	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven + Probable Reserves	December 31, 2023	28.46	6.20	6.54	1.86
Proven + Probable Reserves	December 31, 2022	29.30	6.32	6.69	1.96
Difference		(0.84)	(0.12)	(0.15)	(0.10)
% Difference		(2.9)%	(1.9)%	(2.2)%	(5.1)%
The reason for the differences between the two estimates is due to reserves that were mined and processed during 2023. It is noted that reserves depletion due to mining and processing during 2023 was partially offset by additional above COG material that was identified by closely spaced blasthole sampling. This above COG material was not included in the previous reserves estimate because the material had not been identified by the wider spaced resource drilling that informed the resource block model utilized for the 2023 TRS.
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
Holders of Record
According to Continental Stock Transfer & Trust Company, the Company’s transfer agent, there were 128 active holders of record of the Company’s common stock as of February 15, 2024. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.
Dividends
The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s Board of Directors at such time. In addition, the Company is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future as it is currently expected that available cash resources will be utilized in connection with our ongoing operations and capital expenditures to support our development projects.
Unregistered Sales of Equity Securities
On August 18, 2023, the Company acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products in exchange for 435,729 shares of its common stock. Pursuant to the terms of the agreement to acquire the license, 152,504 shares were issued immediately and the remaining shares will be issued as follows: 43,573 shares on each of the first, second, and third anniversaries of the acquisition date and an additional 152,506 shares on the fourth anniversary of the acquisition date. The securities were issued in reliance upon the exemption from registration available under Regulation S under the Securities Act of 1933, as amended.
Repurchase of Securities
During the three months ended December 31, 2023, neither the Company nor any of its affiliates repurchased shares of the Company’s common stock registered under Section 12 of the Exchange Act.

Stock Performance Graph
The following graph compares the cumulative total stockholder return for the Company’s common stock to the cumulative total returns for the Russell 2000 Index, S&P MidCap 400 Index and a peer group. The peer group consists of the following companies: Albemarle Corporation, Westlake Chemical Corporation, CF Industries Holdings, Inc., Reliance Steel & Aluminum Co., The Mosaic Company, Steel Dynamics, Inc., Axalta Coating Systems Ltd., Ashland Global Holdings Inc., Quaker Chemical Corporation, Cleveland-Cliffs Inc., Alcoa Corporation, Commercial Metals Company, Cabot Corporation and Compass Minerals International, Inc. The total cumulative return calculations are for the period commencing November 18, 2020, for investments in stock, or October 31, 2020, for investments in index, and ending December 31, 2023, and include the reinvestment of dividends. The stock price performance shown in this graph is based on historical data and is neither indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

Among MP Materials Corp., the Russell 2000 Index,
the S&P MidCap 400 Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
11/18/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
MP Materials Corp.
Russell 2000
S&P MidCap 400
Peer Group

*$100 invested on November 18, 2020, in stock or October 31, 2020, in index, including reinvestment of dividends. Fiscal year ended December 31st.
Copyright © 2024 Russell Investment Group. Copyright © 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	11/18/20	12/31/20	12/31/21	12/31/22	12/31/23
MP Materials Corp.	$100.00	$213.19	$300.99	$160.90	$131.54
Russell 2000 Index	$100.00	$128.68	$147.75	$117.55	$137.45
S&P MidCap 400 Index	$100.00	$121.73	$151.87	$132.03	$153.74
Peer Group	$100.00	$112.07	$170.93	$180.34	$186.27
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”). A discussion of changes in our results of operations and cash flows between years ended December 31, 2022 and 2021, has been omitted from this Annual Report, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of the Years Ended December 31, 2022, 2021, and 2020,” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 28, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Executive Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America, and are also constructing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”), where we anticipate manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets and its precursor products.
We produce rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 20, “Related Party Transactions,” in the notes to the Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. Following the commissioning of our Stage II optimization project (“Stage II”) in the third quarter of 2023, we began producing separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, that we began selling to customers globally in the fourth quarter of 2023. Additionally, in April 2022, we entered into a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. These developments are part of our Stage III downstream expansion strategy (“Stage III”).
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Highlights from the year ended December 31, 2023, include:
•Completed construction and/or initial commissioning of all circuits of our Stage II optimization project;
•Commenced production and sales of separated rare earth products in the third quarter and fourth quarter of 2023, respectively;
•Announced “Upstream 60K” strategy targeting an approximately 50% expansion of rare earth oxide (“REO”) in concentrate output at Mountain Pass within four years with modest incremental investment;
•Maintained strong concentrate production volumes despite continued construction and commissioning activities;
•Completed construction of the building for the Fort Worth Facility, opened the office space that will serve as our company-wide magnetics headquarters, and made further progress on advancing our metal and magnet-making production capabilities;
•Advanced the engineering and design and began procuring equipment for our heavy rare earth elements (“HREE”) processing and separations facility at Mountain Pass (the “HREE Facility”);
•Entered into a tolling agreement with and subsequently acquired a 49% equity interest in VREX Holdco (as defined in the “Recent Developments” section below);
•Maintained a strong balance sheet with cash, cash equivalents and short-term investments totaling $997.8 million as of December 31, 2023, despite significant capital expenditures to support Stage II, the Fort Worth Facility, and the HREE Facility;

•Generated revenue of $253.4 million, net income of $24.3 million, and diluted earnings per share (“EPS”) of $0.14;
•Generated Adjusted EBITDA (see below) of $102.5 million, Adjusted Net Income (see below) of $71.4 million, and Adjusted Diluted EPS (see below) of $0.39; and
•Generated net cash provided by operating activities of $62.7 million.
Our results of operations for the year ended December 31, 2023, demonstrate solid operational execution against a weak pricing backdrop. Our Stage I concentrate operations continue to deliver strong production levels despite significant work on completing construction and commissioning of Stage II circuits as well as advancing the HREE Facility at Mountain Pass. Upon initial commissioning of the Stage II circuits, we commenced production of separated rare earth products in the third quarter of 2023. Also in the third quarter of 2023, we began shipments of NdPr oxide to tollers for processing into NdPr metal. Furthermore, we began selling separated rare earth products in the fourth quarter of 2023, beginning with NdPr oxide. While we made significant progress on scaling production of separated rare earth products in the fourth quarter of 2023, we expect that it may take several quarters to achieve our designed throughput of separated products.
In addition, our Stage III magnetics team continued to make significant progress on our strategy to re-establish magnet manufacturing in the U.S., including completing building construction and moving into the office portion of the Fort Worth Facility, and installing our first major pieces of process and magnet prototype production equipment, while advancing the organization’s engineering and manufacturing technology capabilities.
We consider net income and diluted EPS to be the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”) to Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS, which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS, as well as a reconciliation of net income to Adjusted EBITDA and Adjusted Net Income, and Diluted EPS to Adjusted Diluted EPS.
Recent Developments
Distribution Agreement with Sumitomo
In February 2023, we entered into a distribution agreement (the “Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo serves as the exclusive distributor of NdPr oxide and NdPr metal, produced by us, to Japanese customers. Further, in connection with the Distribution Agreement, we intend to collaborate with Sumitomo on other business opportunities related to rare earth processing and downstream products. Under the terms of the Distribution Agreement, Sumitomo will be paid a variable commission. The initial term of the Distribution Agreement is through the end of 2025 with options to renew annually.
Patent and Intellectual Property License
In August 2023, we acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products in exchange for 435,729 shares of our common stock. Contemporaneous with the acquisition of the license, we entered into a long-term consulting agreement in support of integrating the licensed technology and know-how into our existing processes aimed at the development of magnetic products.
Tolling Agreement with and Investment in VREX Holdco
In October 2023, we entered into a tolling agreement with VREX Holdco Pte. Ltd. (“VREX Holdco”) (the “Tolling Agreement”), a subsidiary of Shenghe. VREX Holdco owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. Pursuant to the Tolling Agreement, we deliver NdPr oxide to VREX Holdco, which VREX Holdco then causes VREX to process into NdPr metal for delivery to our customers globally. As several of our potential customers that manufacture magnets outside of China prefer to purchase NdPr metal in addition to NdPr oxide, this Tolling Agreement will enable us to distribute NdPr products more widely to customers in Japan and other global markets. During the term of the Tolling Agreement, we will pay VREX Holdco a processing fee per unit of rare earth metal produced. We maintain title to the products and directly enter into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms.
In December 2023, we invested $9.7 million of cash in exchange for a 49% equity interest in VREX Holdco. Refer to Note 6, “Equity Method Investment,” in the notes to the Consolidated Financial Statements for additional information.

New Offtake Agreement
In January 2024, we entered into a new offtake agreement with Shenghe (the “New Offtake Agreement”) that replaced and extended the Offtake Agreement. The initial term of the New Offtake Agreement is two years, with the option for us to extend the term for an additional one-year period. The terms of the New Offtake Agreement are substantially the same as those of the Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products. See Note 20, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements for a discussion of the Offtake Agreement, including its terms.
Key Performance Indicators
We have historically used and/or currently use the following key performance indicators (“KPIs”) to evaluate the performance of our business. However, as our business continues to evolve and transitions from production of rare earth concentrate to production of separated rare earth products, the metrics that management uses to evaluate the business may continue to change or be revised. For example, beginning with the first quarter of 2024, we will no longer present Production Cost per REO MT, which is a metric focused solely on Stage I concentrate operations, as it will no longer be meaningful in evaluating and understanding our business or operating results. In addition, during 2023, upon the production of separated products, we identified three new KPIs of our business: NdPr Production Volume, NdPr Sales Volume and NdPr Realized Price per KG. Our calculations of these KPIs may differ from similar measures published by other companies in our industry or in other industries. The following table presents our KPIs:

	Year ended December 31,			Amount Change		% Change
(in whole units or dollars, except percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Rare earth concentrate
REO Production Volume (MTs)	41,557	42,499	42,413	(942)	86	(2)%	—%
REO Sales Volume (MTs)	36,837	43,198	42,158	(6,361)	1,040	(15)%	2%
Realized Price per REO MT	$6,854	$11,974	$7,745	$(5,120)	$4,229	(43)%	55%
Production Cost per REO MT	$2,058	$1,728	$1,493	$330	$235	19%	16%
Separated NdPr products
NdPr Production Volume (MTs)	200	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	10	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$70	N/A	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was neither NdPr production nor sales volume in these periods.
REO Production Volume
We measure our REO-equivalent production volume for a given period in metric tons (“MTs”), our principal unit of sale for our concentrate product. This measure refers to the REO content contained in the rare earth concentrate we produce and, beginning in the second quarter of 2023, includes volumes fed into downstream circuits for commissioning and starting up our separations facilities and for producing separated NdPr product, the latter of which is also included in our KPI, NdPr Production Volume. Our REO Production Volume is a key indicator of our mining and processing capacity and efficiency.
The rare earth concentrate is a processed, concentrated form of our mined rare earth-bearing ores. While our unit of production and sale is a MT of contained REO, the actual weight of our rare earth concentrate is significantly greater, as the concentrate also contains non-REO minerals, loss-on-ignition, and residual moisture from the production process. We target REO content of greater than 60% per dry MT of concentrate (referred to as “REO grade”). The elemental distribution of REO in our concentrate is relatively consistent over time and production lot. We consider this the natural distribution, as it reflects the distribution of elements contained, on average, in our ore.
REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with GAAP. Our REO Sales Volume is a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume for the year ended December 31, 2023, included both traditional concentrate as well as roasted concentrate.

Realized Price per REO MT
We calculate the Realized Price per REO MT for a given period as the quotient of: (i) our rare earth concentrate sales, which are determined in accordance with GAAP, for a given period and (ii) our REO Sales Volume for the same period. Realized Price per REO MT is an important measure of the market price of our concentrate product. For the year ended December 31, 2021, we adjusted our rare earth concentrate sales for the revenue impact of tariff rebates related to prior period sales, resulting in the use of a non-GAAP financial measure, Total Value Realized. See the “Non-GAAP Financial Measures” section below for a reconciliation of our Total Value Realized, which is a non-GAAP financial measure, to our rare earth concentrate sales, which is determined in accordance with GAAP.
Production Cost per REO MT
We calculate the Production Cost per REO MT for a given period as the quotient of: (i) our Production Costs (see below) for a given period and (ii) our REO Sales Volume for the same period. We define Production Costs, which is a non-GAAP financial measure, as our cost of sales (excluding depletion, depreciation and amortization) (“COS”) less stock-based compensation expense included in COS, shipping and freight costs, and costs not attributable to concentrate sales.
Production Cost per REO MT is a key indicator of our concentrate production efficiency. As a significant portion of our cash costs of Stage I production are fixed, our Production Cost per REO MT is influenced by mineral recovery, REO grade, plant feed rate and production uptime. See the “Non-GAAP Financial Measures” section below for a reconciliation of our Production Costs, which is a non-GAAP financial measure, to our COS, which is determined in accordance with GAAP, as well as the calculation of Production Cost per REO MT.
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
NdPr Realized Price per KG
We calculate the NdPr Realized Price per kilogram (“KG”) for a given period as the quotient of: (i) our NdPr oxide and metal sales, which are determined in accordance with GAAP, for a given period and (ii) our NdPr Sales Volume for the same period. NdPr Realized Price per KG is an important measure of the market price of our NdPr products.
Factors Affecting Our Performance
We believe we are uniquely positioned to capitalize on the key trends of electrification and supply chain security, particularly as domestic EV production grows. Our continued success depends to a significant extent on our ability to take advantage of the following opportunities and meet the challenges associated with them.
Demand for REE
The key demand drivers for REE are a diverse array of growing end markets, including: electric mobility (e.g., traction motors in passenger and commercial xEVs, etc.); renewable power generation (e.g., wind power generators); energy-efficient motors, pumps, and compressors (e.g., heating, ventilation and air conditioning (“HVAC”) systems, elevators, escalators, etc.);

industrial and service robotics (e.g., motors, actuators, brakes and sensors used in industrial and service robots); consumer and medical applications (e.g., smart phones and other mobile devices, computing devices, speakers and microphones, fiber optics, laser crystals, x-ray equipment, etc.); critical defense systems (e.g., guidance and control systems, avionics, global positioning systems, radar and sonar, drones, etc.); and catalysts and phosphors (e.g., vehicle emissions reduction, fuel refining, energy-efficient lighting, etc.). Accordingly, the demand for our products may be impacted by demand for these downstream products, particularly the continued growth in xEVs.
Despite the current macroeconomic conditions, we continue to believe we benefit from the growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of critical minerals; and the increasing acceptance of environmental, social and governance mandates.
However, changes in technology could also drive down the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. Actual, or perceived, decreases in demand for REE, whether through changes in technology or slower growth in the end markets that utilize REE, could result in a decline in the market price of REE, including NdPr, and/or result in pricing volatility. We also operate in a competitive industry, and many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards and production costs are typically lower than in the U.S.
Maximizing Production Efficiency
Since the implementation of our Stage I optimization plan and the achievement of commercial production of concentrate on July 1, 2019, our quarterly REO Production Volume has exceeded 8,500 MTs, and we have achieved at least 40,000 MTs of annual REO Production Volume since 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which has allowed us to achieve approximately 92% uptime in 2023. Our Stage I optimization plan enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
In November 2023, we announced our “Upstream 60K” strategy whereby we intend to grow our annual REO Production Volume to approximately 60,000 MTs by expanding upstream capacity via investments in further beneficiation, including the ability to process alternative feedstocks and upgrade lower-grade feedstocks. We aim to achieve this initiative within the next four years with modest incremental capital investment.
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
Development of Our REE Refining and Downstream Manufacturing Capabilities
Stage II advanced our operations from the production of rare earth concentrate to the separation of individual REE. The project incorporated upgrades and enhancements to the prior facility process flow intended to reliably produce separated REE at a low cost while minimizing our impact on the environment. More specifically, we have reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage. The reintroduction of the oxidizing roasting circuit allows subsequent stages of the production process to occur at lower temperatures, and with lower volumes of materials and reagents, which supports lower operating and maintenance costs and higher uptime than would otherwise be achievable.
During the third quarter of 2023, we began producing separated rare earth products. However, we expect that it may take several quarters to achieve our designed throughput of separated products. As we increase production of separated products over time, we expect to improve our per-unit production costs of NdPr oxide, which represents a majority of the value contained in our concentrate.

Partially supported by a $35.0 million award from the Department of Defense’s Office of Industrial Base Policy, Industrial Base Analysis and Sustainment program, we are currently advancing the facilitating works, engineering and procurement on the HREE Facility, which will be built at Mountain Pass and will be integrated into the rest of our Stage I and Stage II facilities. The HREE Facility is expected to support the separating of HREE contained in the Mountain Pass ore as well as from third-party feedstocks.
In addition, we are constructing the Fort Worth Facility and developing engineering and manufacturing technology to process NdPr oxide into metal and magnets, while incorporating magnet recycling capabilities. These initiatives support our long-term plans to become a leading global source for rare earth magnets. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our Stage III efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of December 31, 2023, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimated total proven and probable reserves of 1.86 million short tons of REO contained in 28.46 million short tons of ore at Mountain Pass, with an average ore grade of 6.20%. These estimates use an estimated economical cut-off grade of 2.43% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon production ramp-up of Stage II, our expected mine life was approximately 33 years as of December 31, 2023. Over time, we expect to be able to continue to grow our expected mine life through additional exploratory drilling and improved processing capabilities, which may result in changes to various assumptions underlying our mineral reserve estimate.
Mining activities in the U.S. are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.

Results of Operations
Comparison of the Years Ended December 31, 2023, 2022, and 2021
The following table summarizes our results of operations:

	For the year ended December 31,			Amount Change		% Change
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenue:
Rare earth concentrate	$252,468	$517,267	$328,563	$(264,799)	$188,704	(51)%	57%
NdPr oxide and metal	695	—	—	695	—	N/M	N/M
Other rare earth products	282	10,243	3,389	(9,961)	6,854	(97)%	202%
Total revenue	253,445	527,510	331,952	(274,065)	195,558	(52)%	59%
Operating costs and expenses:
Cost of sales(1)	92,714	92,218	76,253	496	15,965	1%	21%
Selling, general and administrative	79,245	75,857	56,646	3,388	19,211	4%	34%
Depreciation, depletion and amortization	55,709	18,356	24,382	37,353	(6,026)	203%	(25)%
Start-up costs	21,330	7,551	378	13,779	7,173	182%	N/M
Advanced projects and development	14,932	4,249	4,195	10,683	54	251%	1%
Other operating costs and expenses	7,234	1,868	4,753	5,366	(2,885)	287%	(61)%
Total operating costs and expenses	271,164	200,099	166,607	71,065	33,492	36%	20%
Operating income (loss)	(17,719)	327,411	165,345	(345,130)	162,066	(105)%	98%
Interest expense, net	(5,254)	(5,786)	(8,904)	532	3,118	(9)%	(35)%
Other income, net	56,048	19,527	3,754	36,521	15,773	187%	420%
Income before income taxes	33,075	341,152	160,195	(308,077)	180,957	(90)%	113%
Income tax expense	(8,768)	(52,148)	(25,158)	43,380	(26,990)	(83)%	107%
Net income	$24,307	$289,004	$135,037	$(264,697)	$153,967	(92)%	114%

Adjusted EBITDA(2)	$102,502	$388,631	$219,077	$(286,129)	$169,554	(74)%	77%
Adjusted Net Income(2)	$71,378	$320,557	$154,187	$(249,179)	$166,370	(78)%	108%
Free Cash Flow(2)	$(196,398)	$22,049	$(17,517)	$(218,447)	$39,566	N/M	N/M
N/M = Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Rare earth concentrate revenue consists primarily of sales of traditional and roasted rare earth concentrate. The sales price of rare earth concentrate sold to Shenghe under both agreements is based on an agreed-upon price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
The decrease in rare earth concentrate revenue for the year ended December 31, 2023, as compared to the prior year, was driven by lower Realized Price per REO MT, which decreased by 43% when compared to the prior year, as well as lower REO Sales Volume, which decreased by 15% when compared to the prior year.
Realized Price per REO MT for the year ended December 31, 2023, reflects a significantly softer pricing environment for rare earth products, as compared to the prior year when pricing peaked in February 2022. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The decline in the market prices for rare earth products in 2023 was largely attributable to lower than anticipated growth in demand for magnetic products, which negatively impacted the price of REE. The decrease in REO Sales Volume for the year ended December 31, 2023, was due to the start-up of Stage II operations. A significant portion of the REO produced, which could otherwise have been sold as rare earth concentrate, was used to charge the Stage II circuits, establish separations work-in-process inventory, or produce packaged and finished separated rare earth products, the majority of which have not yet been sold.
Historically, our REO Sales Volume had generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from Stage I operations will be retained for separation and not sold as concentrate. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, as evidenced in the third and fourth quarters of 2023 (see the “Quarterly Performance Trend” section below), we expect that REO Sales Volume will be significantly lower than REO Production Volume in the future as we produce and sell more separated products.
NdPr oxide and metal revenue consists of sales of NdPr oxide under individual sales agreements, which commenced in the fourth quarter of 2023. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger portion of our total revenue. Accordingly, to the extent we are able to sell a greater portion of NdPr oxide and NdPr metal, we expect that rare earth concentrate revenue will decline in future periods.
Other rare earth products revenue for the year ended December 31, 2023, decreased as compared to the prior year, primarily driven by $8.5 million of revenue related to a sales agreement with Shenghe entered into in March 2022 for certain stockpiles of rare earth fluoride (“REF”).
Cost of sales (excluding depreciation, depletion and amortization) consists of production- and processing-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation), mining and processing supplies (such as reagents), parts and labor for the maintenance of our mining fleet and processing facilities, other facilities-related costs (such as property taxes and utilities), packaging materials, and shipping and freight costs.
COS for the year ended December 31, 2023, remained relatively flat year over year, primarily due to an increase in Production Cost per REO MT of $330 or 19%, offset by a decrease in REO Sales Volume and $5.5 million in lower shipping and freight costs, which are included in COS but excluded from Production Cost per REO MT. The increase in Production Cost per REO MT was driven by higher payroll costs, including the increase in employee headcount to support the expansion of operations, and to a lesser extent, higher materials and supplies costs as well as higher property and other taxes. Shipping and freight costs decreased due to reductions in trucking rates and diesel fuel prices, as well as lower sales volume. In addition, COS for the year ended December 31, 2023, included a $2.3 million write-down on certain of our inventories (refer to Note 4, “Inventories,” in the notes to the Consolidated Financial Statements for more information). Production Cost per REO MT varies period to period based on the timing of scheduled outages of our production facilities for maintenance. See the “Quarterly Performance Trend” section below.
With the commissioning of Stage II in 2023, the expected headcount growth to support our refining operations is largely complete as of December 31, 2023. Therefore, we do not anticipate payroll cost growth to be as significant in future periods, although year-over-year comparisons may still be impacted given the timing of hiring in 2023. In addition, as noted below, given the commencement of initial production of separated products in late 2023, we expect certain salaries and wages of employees previously involved in start-up activities will no longer be considered start-up costs in 2024 as commercial production ramps. Instead, such costs will primarily be included in COS to the extent such costs are not absorbed into inventories. Lastly, we expect other operating costs associated with our Stage II operations, particularly chemical reagents, maintenance expenses, and consumables, which have a significant variable component, to grow in line with production in future periods.
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs (including salaries, benefits, bonuses, and stock-based compensation) of our administrative functions such as executives, accounting and finance, legal, and information technology; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; corporate office lease cost; office supplies; and certain environmental, health and safety expenses.
SG&A expenses for the year ended December 31, 2023, increased by $3.4 million, or 4%, as compared to prior year, driven primarily by $5.4 million in higher personnel costs (excluding stock-based compensation expense), along with other general and administrative costs required to further build out our corporate infrastructure in support of our downstream expansion. Additionally, with the commencement of the lease for corporate office space in April 2023, we recognized $0.9 million in higher building rent expense compared to the prior year and are expected to incur higher rent expense going forward, when compared to prior year periods. The increase in SG&A was partially offset by $8.0 million in lower stock-based compensation expense due primarily to the timing of grants and the recognition of stock-based compensation on an accelerated basis for virtually all of our stock awards.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increase in depreciation, depletion and amortization for the year ended December 31, 2023, primarily reflects an increase in depreciation of $38.2 million, resulting from the continued placement of new circuits and facilities associated with our Stage II optimization project into service, which began at the end of the fourth quarter of 2022.
Start-up costs relate to costs associated with restarting an existing facility or commissioning a new facility, circuit or process of our production, manufacturing, or separations facilities prior to the achievement of commercial production, that do not qualify for capitalization. Such costs, which are expensed as incurred, include certain salaries and wages, outside services, parts, training, and utilities, among other items, used or consumed directly in these start-up activities.
Start-up costs for the year ended December 31, 2023, increased by $13.8 million year over year, of which $12.8 million was associated with our Stage II optimization project and the remaining $1.0 million was associated with our Stage III initiatives. Given the commencement of initial production of separated products in late 2023, we expect start-up costs associated with Stage II will decrease meaningfully in 2024 as commercial production ramps, specifically since salaries and wages of certain employees will no longer be considered start-up, and instead will primarily be included in COS to the extent such costs are not absorbed into inventories. In addition, we currently expect start-up costs pertaining to our Stage III initiatives will increase in 2024 as we advance in starting up and developing our magnetics capability.
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities. Advanced projects and development for the year ended December 31, 2023, increased year over year primarily due to costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which increased by $9.0 million, and continued investment in research and development activities, which increased by $1.5 million and related primarily to Stage III magnetics.
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations; gains or losses on disposals of long-lived assets, including demolition costs; and write-downs of legacy stockpile inventories. Other operating costs and expenses for the year ended December 31, 2023, increased by $5.4 million year over year as a result of $5.5 million in demolition costs associated with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of the expense associated with the 0.25% per annum interest rate and the amortization of the debt issuance costs on our Convertible Notes (as defined in the “Liquidity and Capital Resources” section below) and the amortization of the discount on a prior debt obligation to Shenghe, offset by capitalized interest. Interest expense, net for the year ended December 31, 2023, decreased year over year due to the full repayment of a debt obligation to Shenghe in the first quarter of 2022.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the year ended December 31, 2023, increased year over year as a result of interest and investment income earned on our short-term investments, which were purchased starting in the second quarter of 2022. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income tax expense as a percentage of income before income taxes) was 26.5%, 15.3% and 15.7% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate for the year ended December 31, 2023, differed from the statutory tax rate of 21% primarily due to a deduction limitation on officers’ compensation and a valuation against certain deferred tax assets, offset by the California Competes Tax Credit.
The Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In December 2023, the Internal Revenue Service released proposed regulations on the 45X Credit, which, among other things, clarified the definition of “production costs incurred.” The proposed regulations exclude direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials, from the definition of “production costs incurred.” If the proposed regulations are approved as currently written, the exclusion of these costs may result in the 45X Credit being materially less than we originally anticipated. We formally submitted comments on the proposed regulations in support of including materials and extraction costs in the definition of “production costs incurred” related to critical minerals under the 45X Credit. For additional information on the 45X Credit, refer to Note 12, “Income Taxes,” and Note 16, “Government Grants,” in the notes to the Consolidated Financial Statements.

Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. The timing lag may be the result of, or influenced by, factors such as the timing and duration of shipments or the time required to convert materials. In addition, quarterly production of concentrate is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarters. Finally, starting in the third quarter of 2023, as we ramp up production of separated rare earth materials, we expect that significant volumes of REO produced will be retained for separation and not sold as concentrate.
The following table presents our KPIs for the quarterly periods indicated:

	FY2023				FY2022				FY2021
(in whole units or dollars)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Rare earth concentrate
REO Production Volume (MTs)	9,257	10,766	10,863	10,671	10,485	10,886	10,300	10,828	10,261	11,998	10,305	9,849
REO Sales Volume (MTs)	7,174	9,177	10,271	10,215	10,816	10,676	10,000	11,706	9,674	12,814	9,877	9,793
Realized Price per REO MT	$5,622	$5,718	$6,231	$9,365	$8,515	$11,636	$13,918	$13,818	$10,101	$7,693	$7,343	$5,891
Production Cost per REO MT(1)	$2,393	$2,020	$1,938	$1,978	$1,928	$1,653	$1,750	$1,594	$1,525	$1,449	$1,538	$1,475
Separated NdPr products
NdPr Production Volume (MTs)	150	50	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	10	—	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$70	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
(1)As noted above, beginning with the first quarter of 2024, we will no longer present Production Cost per REO MT as this metric is focused solely on Stage I concentrate operations.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the Convertible Notes in March 2021, and net cash from operating activities. As of December 31, 2023, we had $997.8 million of cash, cash equivalents and short-term investments and $690.0 million principal amount of long-term debt.
Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future, uncertainty continues to exist as to the market price of REO, as evidenced by the volatility experienced in 2022 and the significant decrease seen in 2023, primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products. The significant decrease in the market price of rare earth products in 2023 negatively impacted our cash flows from operations and liquidity.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. As we began the transition to selling separated rare earth products in 2023, our working capital needs increased materially, portions of which we expect to continue in 2024 as we ramp up the production and sales of separated rare earth products and advance our Stage III magnetics initiatives.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. With the construction portion of our Stage II optimization project complete, our principal capital expenditure requirements relate mainly to further investment in Mountain Pass, including the development of the HREE Facility, Upstream 60K, and other growth and investment projects, completing the buildout of the Fort Worth Facility, as well as periodic repairs and maintenance of mining and rare earth processing equipment. We expect to spend between $200 million and $250 million of capital costs in 2024, with further costs for all of these identified projects in 2025. Our future capital requirements will also depend on several other factors, including future acquisitions and potential additional investments in further downstream production.

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
At the time of issuance, we aimed to allocate an amount equal to the net proceeds from the Convertible Notes offering to existing or future investments in, or the financing or refinancing of, eligible “green projects” intended to reduce our environmental impact and/or enable the production of low-carbon technologies. As of December 31, 2023, all the net proceeds from the Convertible Notes offering were allocated to investments in eligible green projects, including through the utilization of the permitted 36-month lookback period. Until such time that the allocation was complete, the net proceeds were held for general corporate purposes.
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. As of December 31, 2023, we had $4.7 million in principal (and accrued interest) outstanding under the equipment notes, of which $2.1 million is due within the next 12 months.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of December 31, 2023, we had future expected lease payment obligations totaling $10.4 million, with $1.7 million due within the next 12 months. See Note 11, “Leases,” in the notes to the Consolidated Financial Statements for further information.
Purchase Obligations: Our outstanding purchase obligations as of December 31, 2023, primarily consist of purchase orders initiated with vendors and suppliers in the ordinary course of business for operating and maintenance capital expenditures that will be settled within one year. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a small portion of these outstanding purchase orders relate to firm, non-cancelable and unconditional obligations. We have also entered into long-term supply arrangements for certain chemical reagents used in our operations, which is based on current consumption requirements.
Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Other: In order to support our Fort Worth Facility, we expect to hire at least an additional 100 full-time employees within the next two years, which will result in additional cash requirements for salaries, benefits and training. We also expect to spend an additional $5 million to $6 million within the next year on completing the implementation of a new enterprise resource planning system. Lastly, our engineering, procurement, and construction contracts are typically cancellable.
Cash Flows
The following table summarizes our cash flows:

	For the year ended December 31,			Amount Change		% Change
(in thousands, except percentages)	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
Net cash provided by (used in):
Operating activities	$62,699	$343,514	$101,971	$(280,815)	$241,543	(82)%	237%
Investing activities	$68,697	$(1,356,971)	$(119,363)	$1,425,668	$(1,237,608)	N/M	N/M
Financing activities	$(9,917)	$(24,191)	$666,109	$14,274	$(690,300)	(59)%	N/M
N/M = Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities decreased by $280.8 million for the year ended December 31, 2023, as compared to the prior year, reflecting a decrease in revenue, an increase in inventories to support our Stage II separations facilities as well as our Stage III initiatives, and a $1.2 million increase in cash paid for income taxes, as compared to the prior year. The decrease in net cash provided by operating activities was partially offset by a $20.4 million increase in interest received on our short-term investments and money market funds for the year ended December 31, 2023, as compared to the prior year. In addition, $13.6 million of our revenue was excluded from cash provided by operating activities for the year ended December 31, 2022, since that portion of the sales price was retained by Shenghe to reduce the debt obligation, with no similar amount in the current year.
Net Cash Provided by (Used in) Investing Activities: Net cash provided by investing activities was $68.7 million for the year ended December 31, 2023, compared to net cash used in investing activities of $1,357.0 million in the prior year. The change related primarily to activity in our short-term investments, with the total activity (i.e., purchases, sales, and maturities) in the current year resulting in net cash proceeds of $337.4 million, which were largely used to fund additions to property, plant and equipment. For the year ended December 31, 2022, the total activity in our short-term investments resulted in net cash purchases of $1,035.5 million. Additions to property, plant and equipment for the year ended December 31, 2023, which related primarily to construction spend on our Stage II optimization project, the Fort Worth Facility, and other investments in Mountain Pass, decreased by $64.7 million when compared to the prior year, which was largely due to the timing of substantially completing the assets associated with the Stage II optimization project. Net cash provided by investing activities in the current year was partially offset by a $9.7 million payment in exchange for a 49% equity interest in VREX Holdco.
Net Cash Used in Financing Activities: Net cash used in financing activities decreased by $14.3 million for the year ended December 31, 2023, as compared to the prior year, reflecting lower tax withholding on stock-based awards and lower principal payments on debt obligations and finance leases, principally due to a $2.9 million payment to Shenghe in the prior year to fully satisfy the debt obligation.
Non-GAAP Financial Measures
We present Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, Free Cash Flow, Production Costs, and Total Value Realized, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Adjusted EBITDA, Adjusted Net Income,

Adjusted Diluted EPS, Free Cash Flow, Production Costs, and Total Value Realized are not intended to be substitutes for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
Adjusted EBITDA
We define Adjusted EBITDA as our GAAP net income before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; accretion of asset retirement and environmental obligations; gain or loss on disposals of long-lived assets; certain write-downs of inventories; tariff rebates; and other income or loss. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net income	$24,307	$289,004	$135,037
Adjusted for:
Depreciation, depletion and amortization	55,709	18,356	24,382
Interest expense, net	5,254	5,786	8,904
Income tax expense	8,768	52,148	25,158
Stock-based compensation expense(1)	25,236	31,780	22,931
Initial start-up costs(2)	20,607	7,432	378
Transaction-related and other costs(3)	11,435	1,784	3,338
Accretion of asset retirement and environmental obligations(4)	908	1,477	2,375
Loss on disposals of long-lived assets, net(4)	6,326	391	569
Write-down of inventories(4)(5)	—	—	1,809
Tariff rebate(6)	—	—	(2,050)
Other income, net(7)	(56,048)	(19,527)	(3,754)
Adjusted EBITDA	$102,502	$388,631	$219,077
(1)Principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Principally included in “Advanced projects and development” within our Consolidated Statements of Operations, and pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(6)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(7)Amounts for the years ended December 31, 2023 and 2022, are principally comprised of interest and investment income. Amount for the year ended December 31, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan.

Adjusted Net Income and Adjusted Diluted EPS
We calculate Adjusted Net Income as our GAAP net income excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; certain write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. We calculate Adjusted Diluted EPS as our GAAP diluted EPS excluding the per share impact, using adjusted diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; certain write-downs of inventories; tariff rebates; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance.
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
The following table presents a reconciliation of our Adjusted Net Income, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net income	$24,307	$289,004	$135,037
Adjusted for:
Stock-based compensation expense(1)	25,236	31,780	22,931
Initial start-up costs(2)	20,607	7,432	378
Transaction-related and other costs(3)	11,435	1,784	3,338
Loss on disposals of long-lived assets, net(4)	6,326	391	569
Write-down of inventories(4)(5)	—	—	1,809
Tariff rebate(6)	—	—	(2,050)
Other(7)	(51)	(273)	(3,754)
Tax impact of adjustments above(8)	(16,482)	(6,716)	(4,071)
Release of valuation allowance	—	(2,845)	—
Adjusted Net Income	$71,378	$320,557	$154,187
(1)Principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Principally included in “Advanced projects and development” within our Consolidated Statements of Operations, and pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.
(5)Represents a non-cash write-down of a portion of our legacy low-grade stockpile inventory during the second quarter of 2021.
(6)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.
(7)Amount for the year ended December 31, 2021, principally represents a non-cash gain recognized as a result of the Small Business Administration’s approval to forgive the Paycheck Protection Loan, which is included in “Other income, net” within our Consolidated Statements of Operations.
(8)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.9%, 16.3% and 17.5% for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted EPS, which is determined in accordance with GAAP:

	For the year ended December 31,
	2023	2022	2021
Diluted EPS	$0.14	$1.52	$0.73
Adjusted for:
Stock-based compensation expense	0.13	0.16	0.12
Initial start-up costs	0.11	0.04	—
Transaction-related and other costs	0.06	0.01	0.02
Loss on disposals of long-lived assets, net	0.03	—	—
Write-down of inventories	—	—	0.01
Tariff rebate	—	—	(0.01)
Other	—	—	(0.02)
Tax impact of adjustments above(1)	(0.08)	(0.04)	(0.02)
Release of valuation allowance	—	(0.01)	—
Adjusted Diluted EPS	$0.39	$1.68	$0.83

Diluted weighted-average shares outstanding	178,152,212	193,453,087	189,844,028
Assumed conversion of Convertible Notes(2)	15,584,409	—	—
Adjusted diluted weighted-average shares outstanding	193,736,621	193,453,087	189,844,028
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.9%, 16.3% and 17.5% for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
(2)The Convertible Notes were antidilutive for GAAP purposes for the year ended December 31, 2023. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of the Convertible Notes since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
Total Value Realized
Total Value Realized, which we used to calculate our KPI, Realized Price per REO MT, for the year ended December 31, 2021, is a non-GAAP financial measure. The following table presents a reconciliation of our Total Value Realized, to our rare earth concentrate sales, which is determined in accordance with GAAP, for the year ended December 31, 2021:

(in thousands)	For the year ended December 31, 2021
Rare earth concentrate sales	$328,563
Adjusted for:
Tariff rebate(1)	(2,050)
Total Value Realized	$326,513
(1)Represents non-cash revenue recognized in connection with a tariff rebate received relating to product sales from prior periods.

Production Costs
Production Costs, which we use to calculate our KPI, Production Cost per REO MT, is a non-GAAP financial measure. Production Cost per REO MT is a key indicator of our concentrate production efficiency. As mentioned above, beginning with the first quarter of 2024, we will no longer present Production Cost per REO MT, which is a metric focused solely on Stage I concentrate operations, as it will no longer be meaningful in evaluating and understanding our business or operating results. Accordingly, we will also no longer present Production Costs.
The following table presents a reconciliation of our Production Costs to our COS, which is determined in accordance with GAAP, as well as the calculation of Production Cost per REO MT:

	For the year ended December 31,
(in thousands, unless otherwise stated)	2023	2022	2021
Cost of sales (excluding depreciation, depletion and amortization)	$92,714	$92,218	$76,253
Adjusted for:
Stock-based compensation expense(1)	(3,932)	(2,853)	(4,294)
Shipping and freight(2)	(7,485)	(13,002)	(8,923)
Write-down of inventories(3)	(2,285)	—	—
Other(4)	(3,198)	(1,715)	(79)
Production Costs	75,814	74,648	62,957
Divided by:
REO Sales Volume (in MTs)	36,837	43,198	42,158
Production Cost per REO MT (in dollars)	$2,058	$1,728	$1,493
(1)Pertains only to the amount of stock-based compensation expense included in “Cost of sales (excluding depreciation, depletion and amortization)” within our Consolidated Statements of Operations.
(2)Includes $1.3 million for the year ended December 31, 2022, of shipping and freight costs associated with sales of REF stockpiles.
(3)Amount pertains to a write-down of non-concentrate inventories, which is included in “Cost of sales (excluding depreciation, depletion and amortization)” within the Consolidated Statements of Operations.
(4)Amount for the year ended December 31, 2023, pertains to costs (excluding shipping and freight) associated with non-concentrate products. Amount for the year ended December 31, 2022, pertains primarily to costs (excluding shipping and freight) attributable to sales of REF stockpiles.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities(1)	$62,699	$343,514	$101,971
Additions to property, plant and equipment, net(2)	(259,097)	(321,465)	(119,488)
Free Cash Flow	$(196,398)	$22,049	$(17,517)
(1)Under the terms of the A&R Offtake Agreement and pursuant to the accounting treatment thereof, $13.6 million and $54.8 million of our revenue for the years ended December 31, 2022 and 2021, respectively, was excluded from cash provided by operating activities since that portion of the sales price was retained by Shenghe to reduce the debt obligation.
(2)Amounts for the years ended December 31, 2023, 2022 and 2021, are net of $2.8 million, $5.1 million and $4.4 million, respectively, in proceeds from government awards used for construction.

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
Revenue
We recognize revenue from sales of rare earth products produced at Mountain Pass. Shenghe purchased the vast majority of our production for the years ended December 31, 2023, 2022 and 2021, and is an affiliate of an equity holder of MP Materials. We recognize revenue at the point in time control of the products transfers to the customer and, under our offtake agreements with Shenghe, our performance obligation is typically satisfied when we deliver products to the agreed-upon shipping point. The transaction price with Shenghe is typically based on an agreed-upon price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe in their sales to their customers, further adjusted for certain contractually negotiated amounts. At the end of each reporting period, we estimate forms of variable consideration, including an assessment on constraining such variable consideration, based on historical experience, current market prices and currency exchange rates, and other factors that can be reasonably anticipated. Historically, the differences between our estimates of variable consideration and actual consideration have not been material to any reporting period.
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
Since December 31, 2020, our asset retirement obligations have decreased from $25.6 million to $5.7 million as of December 31, 2023, as a result of revisions in our estimated timing and cash flows pertaining to required reclamation activities. In particular, as a result of an updated life-of-mine, which revised the estimated timing of cash flows by approximately an additional 13 years, we recorded a decrement of $9.8 million during the year ended December 31, 2021. Furthermore, during the year ended December 31, 2022, we recorded a decrement of $13.1 million, the effect of removing estimated cash flows pertaining to certain of our processing and separations facilities at Mountain Pass that no longer required reclamation. See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for more information.
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

NdPr represents a significant portion of the economic value of our rare earth concentrate. We expect demand for NdPr to continue to grow, driving demand for our concentrate, separated NdPr oxide, and in the future, permanent magnets containing NdPr. However, actual demand and pricing may fluctuate for numerous reasons beyond our control, including, among other things, supply of NdPr from other producers, discoveries of new mineral properties, technological changes that lead to diminished reliance on NdPr and/or permanent magnets, and shifts in underlying end-user demand for products or components manufactured with NdPr. We have not entered into derivative contracts to protect the price of our products, and do not expect to do so in the foreseeable future, as there is no liquid market for such contracts and their cost may be prohibitive, if they could be obtained at all.
The solvent extraction and finishing processes are highly reliant upon commodity reagents. These reagents, as well as certain other raw materials and supplies we use in our operations, are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We have not historically used options or swap contracts to manage the volatility related to the above exposures. When possible, we seek to limit our exposure by entering into long-term contracts and price increase limitations in contracts. Also, we currently use natural gas to operate our CHP plant, which powers our processing and separations facilities at Mountain Pass, and expect to use natural gas to power backup generators at our Fort Worth Facility in the future. We generally purchase or expect to purchase natural gas from suppliers at market or tariff rates. From time to time, we use commodity contracts to hedge energy exposures. Such commodity price fluctuations may cause volatility in our results of operations and cash flows in the future.
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
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $997.8 million as of December 31, 2023, of which $995.0 million was invested in money market funds, U.S. Treasury and agency securities, commercial paper and certificates of deposit. Our cash, cash equivalents and short-term investments are held for working capital and general corporate purposes. We have not historically entered into investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As our short-term investments are classified as available-for-sale, no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related, no losses in such investments are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value is due to credit related factors.
As of December 31, 2023, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
MP Materials Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MP Materials Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Identification and disclosure of related party transactions with Shenghe
As discussed in Note 20 to the consolidated financial statements, the Company has entered into a series of commercial agreements with Shenghe Resources (Singapore) International Trading Pte. Ltd (Shenghe), a related party. Under the agreements, Shenghe purchases rare earth products produced by the Company at specified prices.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification and disclosure of transactions with Shenghe. We applied auditor judgment to determine the nature and extent of procedures to be performed to identify transactions with Shenghe. We evaluated the identification and disclosure of transactions with Shenghe by:
•inquiring of management of the Company and the Audit Committee of the Board of Directors regarding (i) the Shenghe Relationship and (ii) transactions between the Company and Shenghe
•reading the minutes from meetings of the Board of Directors
•obtaining and analyzing underlying documentation for a sample of sales transactions and comparing it to the contractual agreements with Shenghe
•confirming transactions and contractual agreements with Shenghe as of and for the year ended December 31, 2023 and comparing the responses to the Company’s consolidated financial statements
•reading the contractual agreements with Shenghe and comparing the terms to the disclosures in the Company’s consolidated financial statements.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the transactions with Shenghe, including the appropriateness of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
February 28, 2024

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$263,351	$136,627
Short-term investments	734,493	1,045,718
Total cash, cash equivalents and short-term investments	997,844	1,182,345
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	10,029	32,856
Inventories	95,182	57,554
Government grant receivable	19,302	—
Prepaid expenses and other current assets	8,820	21,073
Total current assets	1,131,177	1,293,828
Non-current assets
Property, plant and equipment, net	1,158,054	935,743
Operating lease right-of-use assets	10,065	99
Inventories	13,350	5,744
Equity method investment	9,673	—
Intangible assets, net	8,881	89
Other non-current assets	5,252	2,284
Total non-current assets	1,205,275	943,959
Total assets	$2,336,452	$2,237,787
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$27,995	$15,326
Accrued liabilities	73,939	56,939
Income taxes payable	—	21,163
Other current liabilities	6,616	4,053
Total current liabilities	108,550	97,481
Non-current liabilities
Asset retirement obligations	5,518	5,295
Environmental obligations	16,545	16,580
Long-term debt, net	681,980	678,444
Operating lease liabilities	6,829	15
Deferred government grant	17,433	—
Deferred income taxes	130,793	122,353
Other non-current liabilities	3,025	4,985
Total non-current liabilities	862,123	827,672
Total liabilities	970,673	925,153
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either year)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,082,383 and 177,706,608 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively)	17	18
Additional paid-in capital	979,891	951,008
Retained earnings	385,726	361,419
Accumulated other comprehensive income	145	189
Total stockholders’ equity	1,365,779	1,312,634
Total liabilities and stockholders’ equity	$2,336,452	$2,237,787
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenue:
Rare earth concentrate (including related party)	$252,468	$517,267	$328,563
NdPr oxide and metal	695	—	—
Other rare earth products (including related party)	282	10,243	3,389
Total revenue	253,445	527,510	331,952

Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	92,714	92,218	76,253
Selling, general and administrative	79,245	75,857	56,646
Depreciation, depletion and amortization	55,709	18,356	24,382
Start-up costs	21,330	7,551	378
Advanced projects and development	14,932	4,249	4,195
Other operating costs and expenses	7,234	1,868	4,753
Total operating costs and expenses	271,164	200,099	166,607
Operating income (loss)	(17,719)	327,411	165,345
Interest expense, net	(5,254)	(5,786)	(8,904)
Other income, net	56,048	19,527	3,754
Income before income taxes	33,075	341,152	160,195
Income tax expense	(8,768)	(52,148)	(25,158)
Net income	$24,307	$289,004	$135,037

Earnings per share:
Basic	$0.14	$1.64	$0.78
Diluted	$0.14	$1.52	$0.73

Weighted-average shares outstanding:
Basic	177,181,661	176,519,203	173,469,546
Diluted	178,152,212	193,453,087	189,844,028
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net income	$24,307	$289,004	$135,037
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(44)	189	—
Total comprehensive income	$24,263	$289,193	$135,037
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	170,719,979	$17	$916,482	$(62,622)	$—	$853,877
Redemption of Public Warrants	—	—	7,080,005	1	(2)	—	—	(1)
Stock-based compensation	—	—	180,026	—	22,931	—	—	22,931
Forfeiture of restricted stock	—	—	(90,000)	—	—	—	—	—
Shares used to settle payroll tax withholding	—	—	(73,456)	—	(3,330)	—	—	(3,330)
Net income	—	—	—	—	—	135,037	—	135,037
Other	—	—	—	—	218	—	—	218
Balance as of December 31, 2021	—	—	177,816,554	18	936,299	72,415	—	1,008,732
Stock-based compensation	—	—	357,845	—	33,066	—	—	33,066
Shares used to settle payroll tax withholding	—	—	(467,791)	—	(18,357)	—	—	(18,357)
Net income	—	—	—	—	—	289,004	—	289,004
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	189	189
Balance as of December 31, 2022	—	—	177,706,608	18	951,008	361,419	189	1,312,634
Stock-based compensation	—	—	472,047	—	27,104	—	—	27,104
Shares used to settle payroll tax withholding	—	—	(248,776)	(1)	(7,184)	—	—	(7,185)
Common stock issued to acquire intangible asset	—	—	152,504	—	8,963	—	—	8,963
Net income	—	—	—	—	—	24,307	—	24,307
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(44)	(44)
Balance as of December 31, 2023	—	$—	178,082,383	$17	$979,891	$385,726	$145	$1,365,779
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net income	$24,307	$289,004	$135,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	55,709	18,356	24,382
Accretion of asset retirement and environmental obligations	908	1,477	2,375
Accretion of discount on short-term investments	(26,316)	(9,958)	—
Gain on forgiveness of Paycheck Protection Loan	—	—	(3,401)
Loss on disposals of long-lived assets, net	808	391	569
Stock-based compensation expense	25,236	31,780	22,931
Accretion of debt discount and amortization of debt issuance costs	3,536	4,034	7,384
Write-downs of inventories	2,285	—	1,809
Revenue recognized in exchange for debt principal reduction	—	(13,566)	(54,828)
Deferred income taxes	8,455	17,789	17,425
Decrease (increase) in operating assets:
Accounts receivable (including related party)	22,827	18,153	(47,420)
Inventories	(47,099)	(24,314)	(8,229)
Government grant receivable	(19,302)	—	—
Prepaid expenses, other current and non-current assets	2,377	(8,223)	(4,154)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	11,305	1,962	5,530
Income taxes payable	(21,163)	17,700	3,463
Deferred government grant	19,120	—	—
Other current and non-current liabilities	(294)	(1,071)	(902)
Net cash provided by operating activities	62,699	343,514	101,971
Investing activities:
Additions to property, plant and equipment	(261,897)	(326,595)	(123,870)
Purchases of short-term investments	(1,185,477)	(2,779,666)	—
Proceeds from sales of short-term investments	507,736	1,463,160	—
Proceeds from maturities of short-term investments	1,015,190	281,000	—
Investment in equity method investee	(9,673)	—	—
Proceeds from sale of property, plant and equipment	18	—	125
Proceeds from government awards used for construction	2,800	5,130	4,382
Net cash provided by (used in) investing activities	68,697	(1,356,971)	(119,363)
Financing activities:
Proceeds from issuance of long-term debt	—	—	690,000
Principal payments on debt obligations and finance leases	(2,732)	(5,834)	(2,435)
Payment of debt issuance costs	—	—	(17,749)
Tax withholding on stock-based awards	(7,185)	(18,357)	(3,330)
Other	—	—	(377)
Net cash provided by (used in) financing activities	(9,917)	(24,191)	666,109
Net change in cash, cash equivalents and restricted cash	121,479	(1,037,648)	648,717
Cash, cash equivalents and restricted cash beginning balance	143,509	1,181,157	532,440
Cash, cash equivalents and restricted cash ending balance	$264,988	$143,509	$1,181,157

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$263,351	$136,627	$1,179,297
Restricted cash, current	1,290	6,287	1,344
Restricted cash, non-current	347	595	516
Total cash, cash equivalents and restricted cash	$264,988	$143,509	$1,181,157
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. The Company, which is headquartered in Las Vegas, Nevada, owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”), the only rare earth mining and processing site of scale in North America, and is constructing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Fort Worth Facility”), where the Company anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets and its precursor products.
The Company produces rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 20, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. Following the commissioning of the Company’s Stage II optimization project (“Stage II”) in the third quarter of 2023, the Company began producing separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, that it began selling to customers globally in the fourth quarter of 2023. Additionally, in April 2022, the Company entered into a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. These developments are part of the Company’s Stage III downstream expansion strategy (“Stage III”).
Operating segments are defined as components of an enterprise engaged in business activities, about which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM views the Company’s operations and manages the business as one reportable segment.
The cash flows and profitability of the Company’s operations are significantly affected by the market price of rare earth products. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a primary focus in the Asian market due to the refining, metallization, and magnet manufacturing capabilities of the region. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications.
Basis of Presentation: The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of MP Materials Corp. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Risk: Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and short-term investments, and receivables from customers. The Company believes that its credit risk is limited because the Company’s current contracts are with companies that have a reliable payment history. The Company does not believe that it is exposed to any significant risks related to its cash accounts, money market funds, or short-term investments.
As of December 31, 2023, Shenghe was the Company’s principal customer and accounted for more than 90% of revenue. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and 2023 primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar. In addition, the ongoing economic conflict between China and the U.S., which has previously resulted in tariffs and trade barriers, may negatively affect the Company’s business and results of operations. See Note 20, “Related-Party Transactions,” for additional information.

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives and recoverability of long-lived assets (such as the effects of mineral reserves and cash flows from operating the mine in determining the life of the mine); the valuation allowance of deferred tax assets; asset retirement and environmental obligations; and determining the net realizable value of inventories. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from those estimates.
Cash, Cash Equivalents and Investments: Cash and cash equivalents consist of all cash balances and highly liquid investments, including commercial paper, certificates of deposit, and U.S. treasury and agency securities, with a maturity of three months or less at the time of purchase.
The Company’s investments in U.S. treasury and agency securities, commercial paper, and certificates of deposit have been classified and accounted for as available-for-sale securities and the Company reevaluates the classification each reporting period. The Company classifies its available-for-sale securities that do not otherwise meet the requirements to be accounted for as cash equivalents as either current or non-current based on each instrument’s underlying contractual maturity date as well as the Company’s expectations of sales and redemptions within the next twelve months. See Note 3, “Cash, Cash Equivalents and Investments,” for additional information.
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not more likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations and records an allowance and recognizes a corresponding loss when the impairment is incurred.
Unrealized non-credit related losses and unrealized gains are reported, net of income taxes, in “Accumulated other comprehensive income” within the Company’s Consolidated Balance Sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in “Other income, net” within the Company’s Consolidated Statements of Operations upon realization. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. These amounts are reported in “Other income, net” within the Company’s Consolidated Statements of Operations. Accrued interest receivable was $0.9 million and $2.5 million as of December 31, 2023 and 2022, respectively, and is included in “Prepaid expenses and other current assets” within the Company’s Consolidated Balance Sheets.
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
Accounts Receivable: Accounts receivable pertain to receivables arising from contracts with customers and are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current economic conditions for each portfolio of customers, though at present, the amounts are typically concentrated in a single customer. As of December 31, 2023 and 2022, the Company did not have an allowance for expected credit losses, as principally all of the Company’s receivables are from Shenghe and there is no history or expectation of uncollectible amounts.
Inventories: Inventories consist of raw materials, supplies, mined ore stockpiles, work in process, and finished goods. Raw materials and supplies consist of spare parts, reagent chemicals, maintenance supplies, and packaging materials used in the production of rare earth products. Mined ore stockpiles represent bastnaesite ore that has been mined and stockpiled for future processing. Work in process consists of bastnaesite ore and separated rare earth products in various stages of the production process, as well as finished and packaged NdPr oxide shipped to tollers for processing into NdPr metal. Finished goods primarily consists of packaged traditional or roasted bastnaesite concentrate as well as finished and packaged NdPr oxide and NdPr metal (including quantities tolled) that is ready for sale.
Raw materials, mined ore stockpiles, work in process, and finished goods are carried at average cost. Supplies are carried at moving average cost. All inventories are carried at the lower of cost or net realizable value, which represents the estimated selling price of the product during the ordinary course of business based on current market conditions less reasonably predictable costs of completion, disposal, and transportation. Inventory cost includes all costs directly attributable to the manufacturing process, including labor and stripping costs, and an appropriate portion of production overhead costs, including depreciation, based on normal capacity of the production facilities.
Stockpiled ore tonnages are verified by periodic surveys. The Company evaluates the carrying amount of inventory each reporting period, considering recent market prices, slow-moving items, obsolescence, excess inventory levels, and other factors and recognizes related write-downs if it is determined that the inventory is impaired. Mined ore stockpiles that are not expected to be processed within the next twelve months and raw materials and spare parts that are not expected to be consumed within the next twelve months are classified as non-current. See also Note 4, “Inventories.”
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

Years
Land improvements	10-25
Buildings and building improvements	10-40
Machinery and equipment	3-20
Assets under construction include costs directly attributable to the construction or development of long-lived assets. These costs may include labor and employee benefits associated with the construction of the asset, site preparation, permitting, engineering and design, installation and assembly, procurement, insurance, legal, initial commissioning, and interest on borrowings to finance the construction of the assets. Depreciation is not recorded on the related assets until they are ready for their intended use. Repair and maintenance costs that do not extend the useful life of an asset are expensed as incurred. Gains and losses arising from the sale or disposal of property, plant and equipment are determined as the difference between the proceeds from sale or disposal and the carrying amount of the asset, and are included, along with demolition costs, in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations.
Property, plant and equipment primarily relate to the Company’s open-pit mine and processing and separations facility at Mountain Pass as well as the building associated with the Company’s Fort Worth Facility. In addition to the mine pit, Mountain Pass includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, product finishing facilities, on-site evaporation ponds, a combined heat and power plant, water treatment plant, a chlor-alkali plant, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructure. See also Note 5, “Property, Plant and Equipment.”
Mineral Rights: The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Depletion on mineral rights is recognized on a straight-line basis over the estimated remaining useful life of the mine, which was approximately 33 years as of December 31, 2023. The Company determined that the straight-line method of depletion appropriately captures the estimated economic costs of extracting the minerals of the mine across its estimated useful life, and aligns with the benefit obtained from the depletion of the asset consistent with the current mine plan. Mineral rights are classified as a component of “Property, plant and equipment” within the Company’s Consolidated Balance Sheets. See also Note 5, “Property, Plant and Equipment.”
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of lease prepayments, initial lease costs, or lease incentives received. The lease term may include periods covered by options to extend or terminate the lease when it is either reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset amortizes on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset (or the useful life of the underlying asset if title transfers at the end of the lease term or there is a purchase option the Company is reasonably certain to exercise) and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. For operating and finance leases, variable lease payments not included in the lease liability are expensed as incurred unless such costs are capitalized as part of another asset (e.g., inventory). Additionally, ROU assets are subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amounts of ROU assets exceed their fair value, the excess amount is recognized as an impairment. See also Note 11, “Leases.”
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In estimating undiscounted cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of undiscounted cash flows from other asset groups. The Company’s estimates of undiscounted cash flows are based on numerous assumptions, and it is possible that actual cash flows may differ significantly from estimates, as actual produced reserves, prices, commodity-based and other costs, and closure costs are each subject to significant risks and uncertainties. The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and the Company’s projections for long-term average prices. In addition to short- and long-term price assumptions, other assumptions include estimates of production costs; proven and probable mineral reserve estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and estimated future closure costs.
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
Equity Method Investment: Investments in equity securities are accounted for under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee’s operating and financial policies. Judgment regarding the level of influence includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions. Under the equity method, an investment’s carrying amount is adjusted for the Company’s share of the investee’s net income or loss (including other comprehensive income or loss), amortization/accretion of certain basis differences (if any), capital contributions to and distributions from an investee, as well as any other-than-temporary impairments.
The Company records its share of an equity method investment’s net income or loss on a one-quarter lag due to the timing of when an investee’s financial statements become available. The Company evaluates material events occurring during the one-quarter lag to determine whether the effects of such events should be reflected or disclosed within the Company’s Consolidated Financial Statements. For intra-entity transactions between the Company and its equity method investee, the Company eliminates its share of profits and losses until realized by the Company or investee. Such elimination is recorded as an adjustment of the carrying amount of the equity method investment.
The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of its investment may not be recoverable. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying amount to determine if an impairment is indicated, and if so, determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. If the Company determines the decline is other-than-temporary, an impairment is recognized for the excess amount by which the investment’s carrying amount exceeds its fair value. See Note 6, “Equity Method Investment,” for additional information.
Intangible Assets: Indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, the excess amount is recognized as an impairment. Intangible assets that have a definite life are amortized on a straight-line basis over their estimated useful lives to reflect the expected pattern of economic benefits consumed. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amounts of the amortizing intangible assets exceed their fair value, the excess amount is recognized as an impairment. Once an impairment of an intangible asset has been recorded, it cannot be reversed. See also Note 7, “Intangible Assets.”

Asset Retirement Obligations: The Company recognizes asset retirement obligations (“ARO”) for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. ARO are initially recognized at their estimated fair value in the period in which the obligation originates. Fair value is based on the expected timing of reclamation activities, cash flows to perform activities, amount and uncertainty associated with the cash flows, including adjustments for a market risk premium, and discounted using a credit-adjusted risk-free rate. The liability is accreted over time through periodic charges to earnings and reduced as reclamation activities occur with differences between estimated and actual amounts recognized as an adjustment to operating expenses. Accretion of asset retirement obligations is included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations.
Subsequent increments in expected undiscounted cash flows are measured at their discounted values using updated estimates of the Company’s credit-adjusted risk-free rate applied to the increment only. Subsequent decrements in expected undiscounted cash flows are reduced based on the weighted-average credit-adjusted risk-free rate associated with the obligation. When increments and decrements are caused by a change in the estimated timing of settlement, the Company treats the increase in cash flows in the year of the updated estimate as an increment and the increase in cash flows in the original year as a decrement. Associated asset retirement costs, including the effect of increments and decrements, are recognized as adjustments to the related asset’s carrying amount and depreciated over the related asset’s remaining useful life. If a decrement is greater than the carrying amount of the related asset, the difference is recognized as a reduction to depreciation expense. See also Note 8, “Asset Retirement and Environmental Obligations.”
Environmental Obligations: The Company has certain environmental remediation obligations that primarily relate to groundwater monitoring activities. Estimated remediation costs are accrued based on management’s best estimate at the end of each reporting period of the costs expected to be incurred to settle the obligation when those amounts are probable and estimable. Such cost estimates may include ongoing care, maintenance and monitoring costs associated with remediation activities. Changes in remediation estimates are reflected in earnings in the period the estimate is revised. Remediation costs included in environmental obligations are discounted to their present value when payments are readily estimable, and are discounted using a risk-free rate, which the Company derives from U.S. Treasury yields. Accretion of environmental obligations is included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations. See also Note 8, “Asset Retirement and Environmental Obligations.”
Debt Issuance Costs: Costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. Debt issuance costs reduce the carrying amount of the associated debt. See also, Note 10, “Debt Obligations.”
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
Revenue Recognition: The Company’s revenue comes from sales of rare earth products produced at Mountain Pass. The Company’s sales are primarily to an affiliate of Shenghe. The Company’s performance obligation is to produce and deliver rare earth products and the Company recognizes revenue at the point in time control of the products transfers to the customer, which is typically when the rare earth products are delivered to the agreed-upon shipping point. At that time, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the products, and the customer bears the risk of loss. Commissions paid to distributors are deemed to be consideration payable to customers and are recorded as a reduction of the transaction prices.
For sales to unrelated third parties, the transaction price is agreed to at the time the sale is entered into. For sales to Shenghe, the transaction price is based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) less applicable discounts per metric ton (“MT”), subject to an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. Consequently, the ultimate market prices are a form of variable consideration. Initial pricing is typically billed upon delivering the product to the agreed-upon shipping point and paid within 30 days or less. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, the Company estimates the expected sales price based on the initial price, current market pricing and known quality measurements, and further constrains such amounts to an amount that is probable not to result in a significant reversal of previously-recognized revenue. Revenue from product sales is recorded net of taxes collected from customers that are remitted to governmental authorities. When necessary and appropriate, the Company applies a portfolio approach in estimating a refund obligation. See also Note 15, “Revenue Recognition.”

Government Grants: Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Government grants are recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. When a grant is related to the purchase or construction of a long-lived asset (considered asset-based grants), the funds received are recorded as reductions of the related asset’s carrying amount, thereby reducing future depreciation expense. Alternatively, when a grant is related to an expense item (considered income-based grants), it is recognized as a reduction of expense to which the grant activity relates over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. See also Note 16, “Government Grants.”
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. The fair value of Stock Awards (as defined in Note 17, “Stock-based Compensation”) is equal to the fair value of the Company’s stock on the grant date. The fair value of performance awards that include performance and/or market conditions is determined using a Monte Carlo simulation technique. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, expected volatility, correlation coefficient to relevant peer groups or indices, risk-free interest rate and dividend yield.
Compensation cost for Stock Awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, which results in accelerated recognition of compensation cost. Compensation cost for performance awards with cliff vesting schedules is recognized on a straight-line basis over the requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures. See also Note 17, “Stock-based Compensation.”
Start-up Costs: Costs associated with restarting an existing facility or commissioning a new facility, circuit or process of the Company’s production, manufacturing, or separations facilities prior to the achievement of commercial production, that do not qualify for capitalization, are expensed as incurred and considered start-up costs. Such costs may include certain salaries and wages, outside services, parts, training, and utilities, among other items, used or consumed directly in these start-up activities.
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as unvested Stock Awards. See also Note 19, “Earnings per Share.”
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

Recently Issued Accounting Pronouncements: During the year ended December 31, 2023, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s Consolidated Financial Statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. The Company is currently evaluating the effect of adopting ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances public entities’ existing income tax disclosures to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 requires public entities to annually disclose specific categories in the rate reconciliation table of the income tax footnote and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company’s annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2023-09 on its disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$2,795	$—	$—	$2,795	$7,373	$—	$—	$7,373
Cash equivalents:
Money market funds	61,166	—	—	61,166	64,855	—	—	64,855
U.S. agency securities	—	—	—	—	63,605	1	(2)	63,604
U.S. Treasury securities	92,113	14	—	92,127	795	—	—	795
Commercial paper	93,447	15	—	93,462	—	—	—	—
Certificates of deposit	13,799	2	—	13,801	—	—	—	—
Total cash equivalents	260,525	31	—	260,556	129,255	1	(2)	129,254
Total cash and equivalents	263,320	31	—	263,351	136,628	1	(2)	136,627
Short-term investments:
U.S. agency securities	118,370	—	(78)	118,292	979,878	361	(17)	980,222
U.S. Treasury securities	615,962	249	(10)	616,201	65,586	1	(91)	65,496
Total short-term investments	734,332	249	(88)	734,493	1,045,464	362	(108)	1,045,718
Total cash, cash equivalents and short-term investments	$997,652	$280	$(88)	$997,844	$1,182,092	$363	$(110)	$1,182,345
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the years ended December 31, 2023 and 2022. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of December 31, 2023, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.

The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s Consolidated Statements of Operations:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Gross realized gains	$575	$258	$—
Gross realized losses	$203	$573	$—
Interest and investment income(1)	$55,637	$19,774	$—
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of December 31, 2023, the fair values of available-for-sale investments, by remaining contractual maturity, were as follows:

(in thousands)
Due within one year	$911,096
Due after one year through two years	22,787
Total	$933,883
NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials and supplies, including spare parts(1)	$42,371	$28,590
Mined ore stockpiles	28,507	25,502
Work in process	15,019	1,710
Finished goods	9,285	1,752
Total current inventories	95,182	57,554
Add: Non-current portion(2)	13,350	5,744
Total inventories	$108,532	$63,298
(1)Includes raw materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing capabilities.
(2)Represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of December 31, 2023 and 2022, were $9.1 million and $5.7 million, respectively.
During the fourth quarter of 2023, the Company determined that the cost of a portion of its inventory exceeded its net realizable value, resulting in a write-down on certain inventories of $2.3 million, which is included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Consolidated Statement of Operations for the year ended December 31, 2023. This write-down was largely attributable to elevated carrying costs of the Company’s initial production of separated products given the early stage of ramping the Stage II facilities to normalized production levels.
No write-downs of inventories were recorded for the year ended December 31, 2022.
During the second quarter of 2021, the Company recognized a write-down of a portion of its legacy low-grade stockpile inventory of $1.8 million, after determining that it contained a significant amount of alluvial material that did not meet the Company’s requirement for mill feed and, as a result, was deemed unusable. Since the write-down pertained to a legacy stockpile, it was included in “Other operating costs and expenses” within the Consolidated Statement of Operations for the year ended December 31, 2021, rather than in “Cost of sales (excluding depreciation, depletion and amortization) (including related party).”

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2023	2022
Land and land improvements	$27,091	$16,102
Buildings and building improvements	92,203	15,111
Machinery and equipment	503,145	186,388
Assets under construction	211,848	338,482
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,272,682	994,478
Less: Accumulated depreciation and depletion	(114,628)	(58,735)
Property, plant and equipment, net	$1,158,054	$935,743
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $280.0 million, $361.2 million and $138.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”). The capitalized expenditures related primarily to buildings and building improvements, machinery and equipment, and assets under construction to support the Company’s Stage II optimization project, its Fort Worth Facility, its HREE Facility (as defined in Note 16, “Government Grants”), and other assets at Mountain Pass. Additionally, the capitalized expenditures for the year ended December 31, 2022, included the purchase of approximately 18 acres of land in Fort Worth, Texas.
Placement of Assets into Service: During the year ended December 31, 2023, the Company placed assets into service relating to its Stage II optimization project, primarily machinery and equipment, as well as its Stage III initiatives, relating primarily to the land improvements and building of its Fort Worth Facility.
Change in Estimates of Asset Retirement Costs: As a result of decrements to the Company’s ARO during the third quarter of 2022 and fourth quarter of 2021, the carrying amount of the Company’s total property, plant and equipment was reduced by $10.4 million and $8.7 million, respectively, the majority of which pertained to buildings, machinery and equipment, and assets under construction, in the amounts of $0.6 million, $2.7 million and $6.7 million, respectively, and $2.0 million, $2.4 million and $3.2 million, respectively. Additionally, the Company’s depreciation expense for the years ended December 31, 2022 and 2021, was reduced by $2.7 million and $1.1 million, respectively, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment. See Note 8, “Asset Retirement and Environmental Obligations,” for further information on the decrements.
The Company’s depreciation and depletion expense were as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Depreciation expense	$43,998	$5,808	$6,825
Depletion expense(1)	$11,067	$12,209	$17,200
(1)At the beginning of the fourth quarter of 2021, as a result of an updated life of mine, the Company revised its estimate of the remaining useful life of the mineral rights to approximately 35 years from approximately 23 years.
The Company recognized $5.5 million of demolition costs for the year ended December 31, 2023, which are included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have never been used in the Company’s operations. There were no property, plant and equipment impairments recognized for the years ended December 31, 2023, 2022 and 2021. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 16, “Government Grants.”
NOTE 6—EQUITY METHOD INVESTMENT
In December 2023, the Company invested $9.7 million of cash in exchange for a 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”), an entity incorporated in Singapore. Shenghe, a related party to the Company, owns the remaining 51% equity interest in VREX Holdco. VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. As discussed in Note 20, “Related-Party Transactions,” in October 2023, the Company entered into the Tolling Agreement (as defined in Note 20, “Related-Party Transactions”) with VREX Holdco whereby VREX Holdco causes VREX to process the Company’s NdPr oxide into NdPr metal for delivery to the Company’s customers globally.
The Company determined that VREX Holdco is a variable interest entity, but that the Company is not the primary beneficiary since it does not meet both of the following characteristics: (i) have the power to direct the activities that most significantly impact the economic performance of VREX Holdco and (ii) have the obligation to absorb losses or the right to receive benefits from VREX Holdco that could potentially be significant to VREX Holdco. In the Company’s determination that it is not the primary beneficiary, among other factors, it considered that all major decisions regarding the operations, capital structure and financial condition of VREX Holdco and VREX are subject to approval by VREX Holdco’s board of directors, which is not controlled by the Company. In addition, Shenghe is responsible for the day-to-day project management and operations of VREX Holdco and VREX. Consequently, the Company does not consolidate VREX Holdco, and instead, accounts for its investment in VREX Holdco under the equity method of accounting as it has the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies via its seats on the board of directors and its related party agreements.
As of December 31, 2023, the difference between the carrying amount of the Company’s investment in VREX Holdco, which was $9.7 million, and the amount of underlying equity in the net assets of the investee substantially relates to equity method goodwill, which is not amortized by the Company as a basis difference. The Company records its share of VREX Holdco’s net income or loss on a one-quarter lag due to the timing of when the investee’s financial statements become available. Due to the timing of the investment and the one-quarter lag, the Company did not record any income or loss from this equity method investment during the year ended December 31, 2023. With the exception of the initial investment, there were no contributions to, or distributions received from, VREX Holdco during the year ended December 31, 2023.
The Company capitalizes to inventories the tolling fees paid to VREX Holdco pursuant to the Tolling Agreement. To the extent intra-entity profits or losses remain in the Company’s inventories balance as of each reporting period date, the Company will eliminate its proportional share of such profits or losses until the inventory is sold to an unrelated party. As of December 31, 2023, the tolling fees capitalized to inventories subject to elimination were immaterial. See Note 20, “Related-Party Transactions,” for a discussion on the transactions between the Company and VREX Holdco during the year ended December 31, 2023.
As of December 31, 2023, the Company evaluated its equity method investment for impairment to determine if there were any events or changes in circumstances that would indicate if the carrying amount of its investment had experienced an “other-than-temporary” decline in value. As a result, no impairment charge was recorded during the year ended December 31, 2023.
NOTE 7—INTANGIBLE ASSETS
In August 2023, the Company acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products in exchange for 435,729 shares of the Company’s common stock. Pursuant to the terms of the agreement to acquire the license, 152,504 shares were issued immediately and the remaining shares will be issued as follows: 43,573 shares on each of the first, second, and third anniversaries of the acquisition date and an additional 152,506 shares on the fourth anniversary of the acquisition date.
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
Contemporaneous with the acquisition of the license, the Company entered into a consulting agreement in support of integrating the licensed technology and know-how into its existing processes aimed at the development of magnetic products. Unless earlier terminated, under the consulting agreement, the Company will pay a total of approximately $15 million over the next four years, of which, the first payment will be in cash on the first anniversary of the consulting agreement and the payments pertaining to the second, third, and fourth anniversaries of the consulting agreement may be settled in cash or shares of the Company’s common stock at the Company’s election. The Company will ratably record an expense over the four years unless the costs qualify for capitalization.

The Company’s intangible assets were as follows:

	December 31,
(in thousands)	2023	2022
Intangible assets with indefinite lives:
Emissions allowances	$316	$89
Intangible assets with definite lives:
Patent and intellectual property license	8,963	—
Less: Accumulated amortization	(398)	—
Patent and intellectual property license, net	8,565	—
Intangible assets, net	$8,881	$89
Amortization expense related to amortizing intangible assets was $0.4 million for the year ended December 31, 2023. There was no amortization expense related to amortizing intangible assets recognized for years ended December 31, 2022 and 2021. No impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.
The following table presents the estimated amortization expense based on amortizing intangible assets as of December 31, 2023:

(in thousands)
Period:
2024	$1,195
2025	1,195
2026	1,195
2027	1,195
2028	1,195
Thereafter	2,590
Total	$8,565
NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates ARO based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of December 31, 2023, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056.
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
In the third quarter of 2022, as a result of the final approval of the reclamation plan, the Company revised its estimated cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass, including removing the previous estimates of the cash flows associated with the processing and separations facilities that no longer require reclamation. The changes in estimates resulted in an ARO decrement of $13.1 million, of which $10.4 million reduced the carrying amounts of the associated property, plant and equipment, and $2.7 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment, was recorded as a reduction to depreciation expense for the year ended December 31, 2022.
In the fourth quarter of 2021, the Company revised its estimated timing and cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass as a result of an updated life of mine where the Company determined that the estimated commencement of the reclamation and removal activities would then occur in 2056 and 2057 for a significant portion of the assets requiring reclamation at the time. The changes in estimates resulted in an ARO decrement of $9.8 million, of which $8.7 million reduced the carrying amounts of the associated property, plant and equipment, and $1.1 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment, was recorded as a reduction to depreciation expense for the year ended December 31, 2021.
The following is a summary of the Company’s ARO:

	December 31,
(in thousands)	2023	2022
Beginning balance	$5,475	$17,757
Obligations settled	(180)	(144)
Accretion expense	407	976
Revision in estimated cash flows	—	(13,114)
Ending balance	$5,702	$5,475
The balance as of both December 31, 2023 and 2022, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s ARO as of December 31, 2023 and 2022, were $50.2 million and $50.4 million, respectively. As of December 31, 2023, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the year ended December 31, 2023, and there were no significant increments for the years ended December 31, 2022 and 2021.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the monitoring of groundwater contamination. The Company engaged an environmental consultant to develop a remediation plan and remediation cost projections based upon that plan. Utilizing the consultant’s plan, the Company developed an estimate of future cash payments for the environmental obligations.
As of December 31, 2023, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 24 years. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining costs for the years ended December 31, 2023, 2022 and 2021.
The total estimated aggregate undiscounted cost of $26.7 million and $27.2 million as of December 31, 2023 and 2022, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both December 31, 2023 and 2022, included current portions of $0.5 million, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets.
As of December 31, 2023, the total environmental costs were as follows (in thousands):

Year ending December 31,
2024	$536
2025	552
2026	569
2027	587
2028	605
Thereafter	23,806
Total	26,655
Effect of discounting	(9,574)
Total environmental obligations	$17,081

Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of December 31, 2023 and 2022, the Company had financial assurance requirements of $45.4 million and $43.5 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued payroll and related	$14,499	$10,909
Accrued construction costs	46,976	39,226
Accrued taxes	3,373	281
Other accrued liabilities	9,091	6,523
Accrued liabilities	$73,939	$56,939
NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt was as follows:

	December 31,
(in thousands)	2023	2022
Convertible Notes due 2026	$690,000	$690,000
Less: Unamortized debt issuance costs	(8,020)	(11,556)
Long-term debt, net	$681,980	$678,444
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain corporate events. However, in no event will the conversion price exceed 28.5714 shares of common stock per $1,000 principal amount of the Convertible Notes. As of December 31, 2023, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 19,714,266. The Convertible Notes’ if-converted value did not exceed its principal amount as of December 31, 2023.
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
Interest expense related to the Convertible Notes was as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Coupon interest	$1,725	$1,725	$1,318
Amortization of debt issuance costs	3,536	3,517	2,675
Convertible Notes interest expense	$5,261	$5,242	$3,993
The debt issuance costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 0.51%. The remaining term of the Convertible Notes was 2.3 years as of December 31, 2023.
Equipment Notes
The Company has financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 to 5 years and interest rates of between 0.0% and 6.5% per annum. See also Note 21, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	December 31,
(in thousands)	2023	2022
Equipment notes
Current	$2,106	$2,392
Non-current	2,637	4,743
	$4,743	$7,135
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
Interest expense, net
Interest expense, net, was as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Interest expense	$5,580	$6,146	$9,168
Interest capitalized to property, plant and equipment, net	(326)	(360)	(264)
Interest expense, net	$5,254	$5,786	$8,904

Debt Maturities
The following is a schedule of debt repayments as of December 31, 2023:

(in thousands)	Convertible Notes	Equipment Notes
Year ending December 31,
2024	$—	$2,106
2025	—	2,098
2026	690,000	539
2027	—	—
2028	—	—
Thereafter	—	—
Total minimum payments	$690,000	$4,743
As of December 31, 2023, none of the agreements governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for certain office space, warehouses, vehicles and equipment used in its operations, with lease terms ranging from one month to nine years. The majority of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to five years. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of December 31, 2023, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No ROU asset impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.
In November 2021, the Company entered into a lease agreement for corporate office space. The lease commenced in the second quarter of 2023, and at lease commencement, the Company recorded an operating lease liability of $7.3 million and an ROU asset of $10.3 million, primarily comprised of the lease liability as well as $2.9 million of payments for lessor-owned tenant improvements. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the election of the Company. Excluding rent abatement in the first year of the lease, the initial annual base rent payment is $1.2 million, subject to an annual escalator.
Total lease cost included the following components:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in thousands)		2023	2022	2021
Operating lease cost	Primarily Selling, general and administrative	$1,328	$424	$780
Finance lease cost
Amortization of right-of-use assets	Depreciation, depletion and amortization	246	339	357
Interest on lease liabilities	Interest expense, net	32	44	60
		278	383	417
Short-term lease cost	Primarily Cost of sales (excluding depreciation, depletion and amortization) (including related party)	2,134	1,509	1,163
		$3,740	$2,316	$2,360

Information related to lease terms and discount rates was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	6.6 years	1.2 years
Finance leases	4.4 years	1.8 years
Weighted-average discount rate:
Operating leases	6.9%	3.1%
Finance leases	6.0%	6.3%
As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
Period:
2024	$1,452	$228
2025	1,472	179
2026	1,362	59
2027	1,370	54
2028	1,403	54
Thereafter	2,663	106
Total lease payments	9,722	680
Less: Imputed interest	(1,934)	(97)
Total	$7,788	$583
Supplemental disclosure for the Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Consolidated Balance Sheets	December 31,
(in thousands)		2023	2022
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$10,065	$99

Operating lease liability, current	Other current liabilities	$959	$84
Operating lease liability, non-current	Operating lease liabilities	6,829	15
Total operating lease liabilities		$7,788	$99

Finance leases:
Right-of-use assets	Other non-current assets	$591	$451

Finance lease liability, current	Other current liabilities	$195	$354
Finance lease liability, non-current	Other non-current liabilities	388	242
Total finance lease liabilities		$583	$596

NOTE 12—INCOME TAXES
Income tax expense consisted of the following:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$(178)	$(24,382)	$(4,818)
State	(135)	(9,977)	(2,915)
Total current	(313)	(34,359)	(7,733)
Deferred:
Federal	(11,334)	(19,236)	(15,851)
State	2,879	1,447	(1,574)
Total deferred	(8,455)	(17,789)	(17,425)
Total tax expense	$(8,768)	$(52,148)	$(25,158)
Income before income taxes, by tax jurisdiction, was as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
United States	$33,075	$341,152	$160,195
Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following:

	For the year ended December 31,
	2023		2022		2021
(in thousands, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Computed income tax expense at the statutory rate	21.0%	$(6,946)	21.0%	$(71,642)	21.0%	$(33,641)
Changes resulting from:
State and local income taxes, net of federal benefits	2.6%	(867)	3.3%	(11,395)	2.7%	(4,288)
Limitation on officer’s compensation	11.0%	(3,640)	2.3%	(8,067)	1.7%	(2,638)
Depletion in excess of basis	—%	—	(4.5)%	15,248	(6.1)%	9,663
Paycheck Protection Loan forgiveness	—%	—	—%	—	(0.5)%	714
Foreign-derived intangible income	—%	—	(4.0)%	13,676	(1.8)%	2,886
California Competes Tax Credit, net of federal detriment	(11.3)%	3,753	(0.9)%	3,160	(1.2)%	1,975
Excess tax benefits (expense) on stock-based compensation	0.6%	(190)	(1.0)%	3,575	(0.6)%	974
Valuation allowance	4.1%	(1,360)	(0.8)%	2,845	0.5%	(821)
Section 45X Advanced Manufacturing Credit	(0.1)%	38	—%	—	—%	—
State rate change and other state adjustments	(1.6)%	514	—%	—	—%	—
Other, net	0.2%	(70)	(0.1)%	452	—%	18
Total effective tax rate and income tax expense	26.5%	$(8,768)	15.3%	$(52,148)	15.7%	$(25,158)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Asset retirement and environmental obligations	$5,640	$5,643
Net operating losses	25,107	—
Inventories	15,310	12,448
Research and experimental costs	960	691
Stock-based compensation	5,065	3,785
Organization costs	688	776
Lease liabilities	2,084	173
Credits	3,057	346
Other	439	178
Gross deferred tax assets	58,350	24,040
Less: Valuation allowance	(1,706)	(346)
Net deferred tax assets	56,644	23,694

Deferred tax liabilities:
Property, plant and equipment	(83,834)	(36,481)
Prepaid expenses	(520)	(1,567)
ROU assets	(2,638)	(138)
Deferred revenue	(3,270)	(6,604)
Mineral rights	(97,127)	(101,195)
Other	(48)	(62)
Total deferred tax liabilities	(187,437)	(146,047)
Non-current deferred tax liabilities, net	$(130,793)	$(122,353)
As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for federal income tax purposes of $119.6 million and zero, respectively, and did not have any in either period for state income tax purposes. The federal net operating loss may be carried forward indefinitely. As of December 31, 2023, the Company considered the positive and negative evidence to determine the need for a valuation allowance to offset its deferred tax assets and has concluded that it is more likely than not that, with the exception of certain deferred tax assets related to California Alternative Minimum Tax credits, its deferred tax assets will be realized through future taxable temporary differences, principally resulting from the deferred tax liability recorded from the acquisition of Secure Natural Resources LLC (“SNR”) in the 2020 tax year.
During the fourth quarter of 2021, the Company received notice from the State of California that it had been awarded a California Competes Tax Credit (“CCTC”) of $14.8 million that is available to be offset against the Company’s California state income tax liability over the next several years. The credit is allocated in varying amounts over a five-year period based on the Company’s ability to meet certain milestones related to California employees hired, the annual wage of these employees, and the capital investments made by the Company in California. Once the annual milestones are met, a credit amount is awarded. However, a portion of the credit could be “clawed back” if the milestones are not continually met for each of the three following years. For the years ended December 31, 2023, 2022, and 2021, it was determined that the Company had met the relevant annual milestones for the CCTC and as a result, the Company recorded a credit of $4.8 million, $4.0 million, and $2.5 million, respectively, which resulted in an income tax benefit and a reduction to the Company’s California state income tax payable for the 2023, 2022 and 2021 tax years.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, provides several tax incentives to promote clean energy adoption for tax years beginning after December 31, 2022. Specifically, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. For more information on the 45X Credit, see Note 16, “Government Grants.”

The Company has evaluated its tax positions for the years ended December 31, 2023, 2022 and 2021, and determined that there were no uncertain tax positions requiring recognition in the Consolidated Financial Statements. The tax years from 2020 onward remain open to examination by the taxing jurisdictions to which the Company is subject.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Litigation: The Company may become party to lawsuits, administrative proceedings and government investigations, including environmental, regulatory, construction, and other matters, in the ordinary course of business. Large, and sometimes unspecified, damages or penalties may be sought in some matters, and certain matters may require years to resolve. Other than the matter described below, the Company is not aware of any pending or threatened litigation that it believes would have a material adverse effect on its Consolidated Financial Statements.
The Company is currently in dispute with a general contractor for a construction project, which may go to binding arbitration. The Company disputes that it owes any monies in connection with this construction project. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s Consolidated Financial Statements in the period in which any such outcome becomes probable and reasonably estimable.
401(k) Plan: The Company maintains a qualified defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers all eligible employees (the “MP 401(k) Plan”). Under the MP 401(k) Plan, eligible employees may contribute up to 90% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. The Company makes a discretionary match contribution, where applicable, of 100% of employees’ elective salary deferrals, up to a maximum of 4% of eligible employee compensation. For the years ended December 31, 2023, 2022, and 2021, the Company recognized contribution expense of $2.0 million, $0.9 million, and $0.6 million, respectively.
NOTE 14—STOCKHOLDERS’ EQUITY
Common Stock and Preferred Stock
The Company’s certificate of incorporation authorizes it to issue up to 500,000,000 shares, consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Public Warrants
Warrants to purchase 11,499,968 shares of the Company’s common stock at $11.50 per share (the “Public Warrants”) were issued in connection with the initial public offering of Fortress Value Acquisition Corp., the special purpose acquisition company that acquired MP Mine Operations LLC, a Delaware limited liability company (“MPMO”) and SNR on November 17, 2020 (the “Business Combination”), pursuant to the Warrant Agreement, dated April 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. These warrants qualified as equity instruments as they were indexed to the Company’s stock and settlement in shares was within the Company’s control.
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

NOTE 15—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by type of good sold, which are transferred to customers at a point in time:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Rare earth concentrate	$252,468	$517,267	$328,563
NdPr oxide and metal	695	—	—
Other rare earth products	282	10,243	3,389
Total revenue	$253,445	$527,510	$331,952
The Company evaluates the recognition of revenue based on the criteria set forth in ASC Topic 606, “Revenue from Contracts with Customers.” Given the nature of the Company’s contracts with customers, contract assets and contract liabilities are not material for any period presented. Furthermore, the amount of revenue recognized in the periods presented from performance obligations that were satisfied (or partially satisfied) in previous periods were not material to any period presented. Refer to Note 2, “Significant Accounting Policies,” for the Company’s revenue recognition policies.
Rare earth concentrate revenue is primarily generated from sales to Shenghe under the amended and restated offtake agreement (“A&R Offtake Agreement”) for sales between January 2022 and February 2022, or the Offtake Agreement (as defined in Note 20, “Related-Party Transactions”) for sales beginning in March 2022. The sales price of rare earth concentrate sold to Shenghe under both agreements is based on an agreed-upon price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from sales that commenced in the fourth quarter of 2023 under individual sales agreements. Other rare earth product revenue was generated primarily from sales of non-concentrate products, including sales to Shenghe of certain stockpiles of rare earth fluoride for the year ended December 31, 2022.
NOTE 16—GOVERNMENT GRANTS
Asset-Based Grants: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements (this “project”) in the amount of $9.6 million. Pursuant to the terms of the TIA, the Company was required to utilize the funds to acquire property and equipment that contribute to the mission of this project. Furthermore, in exchange for these funds, the Company is required to provide the DOD with periodic reporting specific to this project for up to approximately five years.
During the years ended December 31, 2022 and 2021, pursuant to the TIA, the Company received $5.1 million and $4.4 million, respectively, in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which were included in machinery and equipment as of December 31, 2023 and 2022. As of December 31, 2023, the Company is entitled to receive an additional $0.1 million from the DOD under the TIA.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). The Company must utilize the funds to acquire property and equipment that will contribute to commercial-scale production of separated HREE at Mountain Pass. The Company will be paid fixed amounts upon the completion of certain project milestones. In exchange for these funds, the DOD will have certain rights to technical data following the completion of the project. The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the year ended December 31, 2023, the Company had received $2.8 million from the DOD under the HREE Production Project Agreement, which reduced the carrying amount of assets under construction.
Income-Based Grants: As mentioned in Note 12, “Income Taxes,” in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components for tax years beginning after December 31, 2022. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In December 2023, the Internal Revenue Service released proposed regulations on the 45X Credit which, among other things, clarified that the definition of “production costs incurred” excludes direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials.
For corporate taxpayers, the 45X Credit is eligible for the direct pay election, which allows a refund of the credit in excess of tax liability. The Company intends to make this election on its 2023 tax return, and such election is binding, unless revoked, for five years (i.e., through 2027). Accordingly, the Company determined that the 45X Credit is not within the scope of ASC 740, and instead, should be accounted for as an income-based grant. As such, during the period that the 45X Credit is refundable, the Company will recognize such credit as a reduction to either “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” or “Depreciation, depletion and amortization,” within the Company’s Consolidated Statements of Operations, depending on the location of the corresponding expense, in the period the critical mineral is sold to a customer. Within the Company’s Consolidated Balance Sheets, such 45X Credit is reflected in “Government grant receivable” and, when applicable, “Deferred government grant.”
As of December 31, 2023, the 45X Credit in government grant receivable of $19.3 million as well as the related deferred government grant of $19.1 million, of which $1.7 million is included in “Other current liabilities” within the Company’s Consolidated Balance Sheet, primarily related to the inclusion of tax depreciation on assets that support production of critical minerals, including the Company’s Stage II circuits that were placed into service during 2023 and qualify for bonus tax depreciation treatment. The deferred government grant associated with tax depreciation in 2023 will be recognized as a reduction of depreciation expense on a straight-line basis over the remaining estimated useful life of the underlying long-lived assets, which is approximately 11 years. For the year ended December 31, 2023, the benefits recognized from income-based government grants in the Company’s Consolidated Statements of Operations were not material.
NOTE 17—STOCK-BASED COMPENSATION
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (“Stock Awards”); and performance awards. As of December 31, 2023, the Company has not issued any stock options or SARs.
Pursuant to the 2020 Incentive Plan, 9,653,671 shares of common stock were initially available for issuance. The number of shares of common stock available under the 2020 Incentive Plan may be increased annually on the first day of each calendar year, beginning with the year ended December 31, 2021, and continuing until (and including) the year ending December 31, 2030, with such annual increase equal to the lesser of (i) 2% of the number of shares of stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. The number of shares of common stock that remain available for future grants under the 2020 Incentive Plan shall be reduced by the sum of the aggregate number of shares of common stock that become subject to outstanding options, outstanding free-standing SARs, outstanding Stock Awards, and outstanding performance awards denominated in shares of common stock, other than substitute awards. As of December 31, 2023, there were 5,928,540 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In February 2023, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2023 Performance Share Plan”). Pursuant to the 2023 Performance Share Plan, for the year ended December 31, 2023, the Company granted 62,709 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.

The following table contains information on the Company’s performance awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2023	—	$—
Granted	62,709	$50.40
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2023	62,709	$50.40
As of December 31, 2023, the unamortized compensation cost not yet recognized related to performance awards totaled $2.1 million and the weighted-average period over which the costs are expected to be recognized was 2.0 years.
Stock Awards: Pursuant to the terms and conditions of certain executive employment agreements, in connection with the consummation of the Business Combination, 2,013,006 shares of restricted stock were issued in November 2020, of which 200,000 shares immediately vested and the remainder of shares were to vest ratably pursuant the respective employment agreements over the requisite service period of four years.
The Company granted 805,322, 382,742 and 1,026,387 RSUs to employees during the years ended December 31, 2023, 2022, and 2021, respectively, which, with the exception of 67,700, 36,461 and 80,350 RSUs granted during the years ended December 31, 2023, 2022 and 2021, respectively, that vested immediately, vest ratably in equal installments over the requisite service period of four years.
Additionally, the Company granted 48,177, 23,975 and 18,394 RSUs to non-employee directors during the years ended December 31, 2023, 2022, and 2021, respectively, of which, 10,691, 6,881 and 5,810 vested immediately into tax-deferred stock units (“DSUs”) during the years ended December 31, 2023, 2022 and 2021, respectively. The remaining RSUs granted vest into DSUs upon the earlier of one year after the grant date and the next annual stockholder meeting. The DSUs are settled as shares of common stock of the Company upon the earlier of (i) June 15th of the fifth year after grant, (ii) a change in control of the Company, or (iii) the director’s separation from the Board, unless the director elects to defer settlement until retirement.
The grant date fair value of the Company’s Stock Awards is based on the closing stock price of the Company’s shares of common stock on the date of grant. The weighted-average grant date fair value of Stock Awards granted during the years ended December 31, 2023, 2022, and 2021 was $24.13, $38.52 and $41.24, respectively.
The following table contains information on the Company’s Stock Awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2023	2,208,163	$26.76
Granted	853,499	$24.13
Vested	(841,466)	$25.80
Forfeited	(44,475)	$28.34
Nonvested as of December 31, 2023	2,175,721	$26.06
As of December 31, 2023, the unamortized compensation cost not yet recognized related to Stock Awards totaled $23.2 million and the weighted-average period over which the costs are expected to be recognized was 1.8 years. The total fair value of Stock Awards that vested during the years ended December 31, 2023, 2022 and 2021, was $20.7 million, $40.0 million and $10.9 million, respectively.

Stock-Based Compensation: The Company’s stock-based compensation and related income tax benefit were recorded as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$3,932	$2,853	$4,294
Selling, general and administrative	20,508	28,554	18,246
Start-up costs	723	119	—
Advanced projects and development	73	254	391
Total stock-based compensation expense	$25,236	$31,780	$22,931

Stock-based compensation capitalized to property, plant and equipment, net	$1,868	$1,286	$—
Income tax benefit for stock-based compensation arrangements	$—	$4,256	$3,185
NOTE 18—FAIR VALUE MEASUREMENTS
ASC Topic 820, “Fair Value Measurement,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$263,351	$263,351	$263,351	$—	$—
Short-term investments	$734,493	$734,493	$734,493	$—	$—
Restricted cash	$1,637	$1,637	$1,637	$—	$—
Financial liabilities:
Convertible Notes	$681,980	$619,496	$619,496	$—	$—
Equipment notes	$4,743	$4,628	$—	$4,628	$—

	December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$136,627	$136,627	$136,627	$—	$—
Short-term investments	$1,045,718	$1,045,718	$1,045,718	$—	$—
Restricted cash	$6,882	$6,882	$6,882	$—	$—
Financial liabilities:
Convertible Notes	$678,444	$610,650	$610,650	$—	$—
Equipment notes	$7,135	$6,807	$—	$6,807	$—
NOTE 19—EARNINGS PER SHARE
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	For the year ended December 31,
	2023	2022	2021
Weighted-average shares outstanding, basic	177,181,661	176,519,203	173,469,546
Assumed conversion of Public Warrants	—	—	2,840,624
Assumed conversion of Convertible Notes	—	15,584,409	11,997,860
Assumed conversion of restricted stock	609,326	921,772	1,257,360
Assumed conversion of RSUs	361,225	427,703	278,638
Weighted-average shares outstanding, diluted	178,152,212	193,453,087	189,844,028

The following table presents potentially dilutive shares that were not included in the computation of diluted EPS because to do so would have been antidilutive:

	For the year ended December 31,
	2023	2022	2021
Convertible Notes	15,584,409	—	—
RSUs	3,184	24,442	18,322
Total	15,587,593	24,442	18,322
The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	For the year ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Calculation of basic EPS:
Net income	$24,307	$289,004	$135,037
Weighted-average shares outstanding, basic	177,181,661	176,519,203	173,469,546
Basic EPS	$0.14	$1.64	$0.78

Calculation of diluted EPS:
Net income	$24,307	$289,004	$135,037
Interest expense, net of tax(1):
Convertible Notes(2)	—	4,441	3,366
Diluted income	$24,307	$293,445	$138,403
Weighted-average shares outstanding, diluted	178,152,212	193,453,087	189,844,028
Diluted EPS	$0.14	$1.52	$0.73
(1)The years ended December 31, 2022, and 2021, were tax-effected at a rate of 15.3% and 15.7%, respectively.
(2)The Convertible Notes were antidilutive for the year ended December 31, 2023. Convertible debt becomes antidilutive whenever its interest expense (net of tax) per common share obtainable upon conversion exceeds basic EPS.
NOTE 20—RELATED-PARTY TRANSACTIONS
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
The sales price of rare earth concentrate sold to Shenghe is based on an agreed-upon price per metric ton, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. The sales price and other terms applicable to a quantity of offtake products are set forth in monthly purchase agreements between the Company and Shenghe. Under the Offtake Agreement, Shenghe is paid a variable commission on net proceeds to the Company.
In January 2024, the Company entered into a new offtake agreement with Shenghe (the “New Offtake Agreement”) that replaced and extended the Offtake Agreement. The initial term of the New Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period. The terms of the New Offtake Agreement are substantially the same as those of the Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products.

Tolling Agreement with VREX Holdco: In October 2023, prior to the Company’s investment in VREX Holdco, the Company entered into a tolling agreement with VREX Holdco (the “Tolling Agreement”). Pursuant to the Tolling Agreement, the Company delivers NdPr oxide to VREX Holdco, which VREX Holdco then causes VREX to process into NdPr metal for delivery to the Company’s customers globally. As several of the Company’s potential customers that manufacture magnets outside of China prefer to purchase NdPr metal in addition to NdPr oxide, this Tolling Agreement enables the Company to distribute NdPr products more widely to customers in Japan and other global markets. During the term of the Tolling Agreement, the Company will pay VREX Holdco a processing fee per unit of rare earth metal produced. The Company maintains title to the products and directly enters into sales agreements for the produced NdPr metal. The initial term of the Tolling Agreement is three years and may be renewed for additional three-year terms.
During the year ended December 31, 2023, prior to the Company’s investment in VREX Holdco, the Company made a payment of $1.2 million to VREX Holdco for tolling services, of which, the majority was for services yet to be performed by VREX. Refer to Note 6, “Equity Method Investment,” for additional information on the investment in VREX Holdco.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Rare earth concentrate	$242,516	$487,006	$326,599
Other rare earth products(1)	$—	$9,740	$—
Cost of sales (excluding depreciation, depletion and amortization)	$89,260	$88,681	$75,930
(1)Represents sales agreements with Shenghe for non-concentrate products, including certain stockpiles of rare earth fluoride.
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases for the years ended December 31, 2023, 2022 and 2021, totaled $8.3 million, $18.5 million and $4.8 million, respectively.
Accounts Receivable: As of December 31, 2023 and 2022, $9.2 million and $29.8 million, respectively, of the accounts receivable as stated on the Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$2,059	$2,096	$1,204
Cash payments related to income taxes, net	$20,105	$18,860	$4,172
Change in construction payables and accrued construction costs	$18,086	$34,569	$14,082
Supplemental non-cash investing and financing activities:
Common stock issued to acquire intangible asset	$8,963	$—	$—
Operating ROU assets obtained in exchange for lease liabilities	$7,690	$168	$—
Finance ROU assets obtained in exchange for lease liabilities	$371	$42	$88
Property, plant and equipment acquired with equipment notes	$—	$—	$9,407
Revenue recognized in exchange for debt principal reduction	$—	$13,566	$54,802
Paycheck Protection Loan forgiveness	$—	$—	$3,401
Decrease in estimates of asset retirement costs	$—	$10,395	$8,713

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control— Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the year ended December 31, 2023, there were no changes in our internal control over financing reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal control over financing reporting.
ITEM 9B.    OTHER INFORMATION
During the fourth quarter of the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.
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
(3)Exhibits (incorporated herein by reference or filed as part of this Annual Report).

Ex. No.	Description
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

3.1	Second Amended and Restated Certificate of Incorporation of MP Materials Corp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

Ex. No.	Description
3.2	Amended and Restated Bylaws of MP Materials Corp. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 17, 2020).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2021).

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

10.13†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement with Performance Conditions (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).

10.14+++
Amended and Restated Offtake Agreement, dated as of May 19, 2020, between MPMO and Shenghe Resources (Singapore) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 27, 2020).

Ex. No.	Description
10.15+++
Offtake Agreement, dated as of March 4, 2022, between MP Mine Operations LLC and Shenghe Resources (Singapore) International Trading PTE LTD. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.16†	MP Materials Corp. 2021 Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.17†*	MP Materials Corp. Compensation Recoupment Policy.

10.18*	MP Materials Corp. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of SRK Consulting (U.S.), Inc.

23.3*	Consent of Adamas Intelligence Inc.

23.4*	Consent of SGS North America, Inc.

24.1*	Power of Attorney (included as part of signature page).

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

96.1*	Technical Report Summary of SRK Consulting (U.S.), Inc. prepared for MP Materials Corp. and issued effective as of October 1, 2023.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

+	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MP Materials Corp. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MP MATERIALS CORP.

Dated:	February 28, 2024	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of MP Materials Corp. hereby severally constitute and appoint James H. Litinsky and Ryan Corbett, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable MP Materials Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James H. Litinsky	Chief Executive Officer (principal executive officer), Chairman of the Board of Directors and Director	February 28, 2024
James H. Litinsky

/s/ Ryan Corbett	Chief Financial Officer (principal financial and accounting officer)	February 28, 2024
Ryan Corbett

/s/ Gen. Richard B. Myers	Director	February 28, 2024
Gen. Richard B. Myers

/s/ Andrew A. McKnight	Director	February 28, 2024
Andrew A. McKnight

/s/ Arnold Donald	Director	February 28, 2024
Arnold Donald

/s/ Randall Weisenburger	Director	February 28, 2024
Randall Weisenburger

/s/ Maryanne R. Lavan	Director	February 28, 2024
Maryanne R. Lavan

/s/ Connie K. Duckworth	Director	February 28, 2024
Connie K. Duckworth