Form 10-Q
period 2024-03-31
MP Materials Corp. / DE
filed 2024-05-03
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2024, the number of shares of the registrant’s common stock outstanding was 165,316,817.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•risks associated with the terms of our Convertible Notes and Capped Call Options (as defined in Note 10, “Debt Obligations”);
•risks associated with our share repurchase program and whether it will be fully consummated or that our share repurchase program will enhance long-term stockholder value; and
•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K, or as described in the other documents and reports we file with the Securities and Exchange Commission (“SEC”).
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$296,468	$263,351
Short-term investments	650,299	734,493
Total cash, cash equivalents and short-term investments	946,767	997,844
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	21,600	10,029
Inventories	108,509	95,182
Government grant receivable	19,302	19,302
Prepaid expenses and other current assets	10,021	8,820
Total current assets	1,106,199	1,131,177
Non-current assets
Property, plant and equipment, net	1,196,486	1,158,054
Operating lease right-of-use assets	9,705	10,065
Inventories	14,531	13,350
Equity method investment	9,647	9,673
Intangible assets, net	8,582	8,881
Other non-current assets	8,889	5,252
Total non-current assets	1,247,840	1,205,275
Total assets	$2,354,039	$2,336,452
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$26,139	$27,995
Accrued liabilities	73,987	73,939
Other current liabilities	7,420	6,616
Total current liabilities	107,546	108,550
Non-current liabilities
Asset retirement obligations	5,576	5,518
Environmental obligations	16,532	16,545
Long-term debt, net	935,585	681,980
Operating lease liabilities	6,573	6,829
Deferred government grant	18,349	17,433
Deferred income taxes	121,877	130,793
Other non-current liabilities	4,247	3,025
Total non-current liabilities	1,108,739	862,123
Total liabilities	1,216,285	970,673
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,319,495 and 178,082,383 shares issued, and 165,307,107 and 178,082,383 shares outstanding, as of March 31, 2024, and December 31, 2023, respectively)	18	17
Additional paid-in capital	938,209	979,891
Retained earnings	402,215	385,726
Accumulated other comprehensive income (loss)	(130)	145
Treasury stock, at cost, 13,012,388 and 0 shares, respectively	(202,558)	—
Total stockholders’ equity	1,137,754	1,365,779
Total liabilities and stockholders’ equity	$2,354,039	$2,336,452
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenue:
Rare earth concentrate (including related party)	$40,076	$95,666
NdPr oxide and metal (including related party)	8,327	—
Other rare earth products	281	34
Total revenue	48,684	95,700

Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	35,594	24,216
Selling, general and administrative	21,267	19,403
Depreciation, depletion and amortization	18,385	8,122
Start-up costs	1,287	4,669
Advanced projects and development	4,206	3,611
Other operating costs and expenses	377	2,717
Total operating costs and expenses	81,116	62,738
Operating income (loss)	(32,432)	32,962
Interest expense, net	(2,857)	(1,359)
Gain on early extinguishment of debt	46,265	—
Other income, net	12,657	13,693
Income before income taxes	23,633	45,296
Income tax expense	(7,144)	(7,849)
Net income	$16,489	$37,447

Earnings (loss) per share:
Basic	$0.09	$0.21
Diluted	$(0.08)	$0.20

Weighted-average shares outstanding:
Basic	174,556,850	176,881,723
Diluted	186,791,826	193,613,539
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2024	2023
Net income	$16,489	$37,447
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities	(275)	(58)
Total comprehensive income	$16,214	$37,389
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended March 31, 2024 and 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	234,763	1	7,802	—	—	—	7,803
Shares used to settle payroll tax withholding	—	—	(238,314)	—	(3,950)	—	—	—	(3,950)
Repurchases of common stock	—	—	(13,012,388)	—	—	—	—	(202,558)	(202,558)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Capped Call Options related to 2030 Notes	—	—	—	—	(49,271)	—	—	—	(49,271)
Net income	—	—	—	—	—	16,489	—	—	16,489
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(275)	—	(275)
Balance as of March 31, 2024	—	$—	165,307,107	$18	$938,209	$402,215	$(130)	$(202,558)	$1,137,754

Balance as of January 1, 2023	—	$—	177,706,608	$18	$951,008	$361,419	$189	$—	$1,312,634
Stock-based compensation	—	—	98,418	—	7,758	—	—	—	7,758
Shares used to settle payroll tax withholding	—	—	(185,221)	(1)	(5,975)	—	—	—	(5,976)
Net income	—	—	—	—	—	37,447	—	—	37,447
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(58)	—	(58)
Balance as of March 31, 2023	—	$—	177,619,805	$17	$952,791	$398,866	$131	$—	$1,351,805
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$16,489	$37,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	18,385	8,122
Accretion of asset retirement and environmental obligations	231	227
Accretion of discount on short-term investments	(8,493)	(8,842)
Gain on early extinguishment of debt	(46,265)	—
Loss (gain) on disposals of long-lived assets, net	45	(5)
Stock-based compensation expense	7,467	7,013
Amortization of debt issuance costs	913	882
Lower of cost or net realizable value reserve	5,991	—
Deferred income taxes	7,144	7,377
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(11,571)	11,611
Inventories	(20,943)	(5,024)
Government grant receivable	(1,617)	—
Prepaid expenses, other current and non-current assets	(3,243)	123
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(7,633)	(3,586)
Deferred government grant	1,489	—
Other current and non-current liabilities	485	146
Net cash provided by (used in) operating activities	(41,126)	55,491
Investing activities:
Additions to property, plant and equipment	(51,838)	(74,462)
Purchases of short-term investments	(390,608)	(320,884)
Proceeds from sales of short-term investments	22,954	447,227
Proceeds from maturities of short-term investments	460,110	410,307
Proceeds from government awards used for construction	96	—
Net cash provided by investing activities	40,714	462,188
Financing activities:
Proceeds from issuance of long-term debt	747,500	—
Payment of debt issuance costs	(15,125)	—
Payments to retire long-term debt	(428,599)	—
Purchase of capped call options	(65,332)	—
Repurchases of common stock	(200,764)	—
Principal payments on debt obligations and finance leases	(811)	(846)
Tax withholding on stock-based awards	(3,949)	(5,976)
Net cash provided by (used in) financing activities	32,920	(6,822)
Net change in cash, cash equivalents and restricted cash	32,508	510,857
Cash, cash equivalents and restricted cash beginning balance	264,988	143,509
Cash, cash equivalents and restricted cash ending balance	$297,496	$654,366

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$296,468	$651,215
Restricted cash, current	692	2,552
Restricted cash, non-current	336	599
Total cash, cash equivalents and restricted cash	$297,496	$654,366
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
The Company produces rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. In the second half of 2023, the Company began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, the Company has a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform.
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

As of March 31, 2024, Shenghe was the Company’s principal customer and accounted for more than 80% of revenue. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and 2023 primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar. In addition, the ongoing economic conflict between China and the U.S., which has previously resulted in tariffs and trade barriers, may negatively affect the Company’s business and results of operations. See Note 19, “Related-Party Transactions,” for additional information.
Capped Call Options: The Company’s Capped Call Options cover the aggregate number of shares of its common stock that initially underlie the 2030 Notes (as such terms are defined in Note 10, “Debt Obligations”), and generally reduce potential dilution to the Company’s common stock upon the conversion of the 2030 Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Options.
The Company determined that the Capped Call Options meet the definition of a freestanding derivative under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be separately accounted for as a derivative as they meet the indexation and equity classification scope exception outlined in ASC 815. Accordingly, the Company recognized the cash paid to enter into the Capped Call Options contract by recording an entry to “Additional paid-in capital” (“APIC”) in “Stockholders’ equity” within the Company’s unaudited Condensed Consolidated Balance Sheets. The Capped Call Options recorded in APIC will not be remeasured each reporting period. See Note 10, “Debt Obligations,” for additional information.
Treasury Stock: Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued, and is accounted for under the cost method. Treasury stock is excluded from the Company’s outstanding shares and recorded as a reduction of “Stockholders’ equity” within the Company’s unaudited Condensed Consolidated Balance Sheets, unless the repurchased shares are immediately retired. Incremental direct costs to purchase treasury stock, such as excise taxes and commission fees, are included in the cost of the shares acquired. As of March 31, 2024, the outstanding balance of the excise tax liability was $1.8 million and was included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Recently Issued Accounting Pronouncements: During the three months ended March 31, 2024, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effect of adopting Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” and ASU No. 2023-09, “Improvements to Income Tax Disclosures,” on its disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	March 31, 2024				December 31, 2023
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$1,190	$—	$—	$1,190	$2,795	$—	$—	$2,795
Cash equivalents:
Money market funds	134,329	—	—	134,329	61,166	—	—	61,166
U.S. Treasury securities	57,770	1	(2)	57,769	92,113	14	—	92,127
Commercial paper	81,433	—	(12)	81,421	93,447	15	—	93,462
Certificates of deposit	21,758	1	—	21,759	13,799	2	—	13,801
Total cash equivalents	295,290	2	(14)	295,278	260,525	31	—	260,556
Total cash and equivalents	296,480	2	(14)	296,468	263,320	31	—	263,351
Short-term investments:
U.S. agency securities	—	—	—	—	118,370	—	(78)	118,292
U.S. Treasury securities	650,369	23	(93)	650,299	615,962	249	(10)	616,201
Total short-term investments	650,369	23	(93)	650,299	734,332	249	(88)	734,493
Total cash, cash equivalents and short-term investments	$946,849	$25	$(107)	$946,767	$997,652	$280	$(88)	$997,844
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three months ended March 31, 2024 and 2023. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of March 31, 2024, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended March 31,
(in thousands)	2024	2023
Gross realized gains	$2	$505
Gross realized losses	$6	$139
Interest and investment income(1)	$12,870	$13,347
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of March 31, 2024, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $811.2 million.

NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2024	December 31, 2023
(in thousands)
Raw materials and supplies, including spare parts(1)	$43,808	$42,371
Mined ore stockpiles	29,694	28,507
Work in process	27,141	15,019
Finished goods	7,866	9,285
Total current inventories	108,509	95,182
Add: Non-current portion(2)	14,531	13,350
Total inventories	$123,040	$108,532
(1)Includes raw materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing capabilities.
(2)Represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of March 31, 2024 and December 31, 2023, were $9.6 million and $9.1 million, respectively.
For the three months ended March 31, 2024, the Company recorded a lower of cost or net realizable value reserve of $6.0 million on certain of the Company’s work in process and finished goods inventories, largely attributable to elevated carrying costs of the Company’s initial production of separated products given the early stage of ramping the Stage II facilities to normalized production levels. The reserve is included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the unaudited Condensed Consolidated Statement of Operations. There was no lower of cost or net realizable value reserve for the three months ended March 31, 2023.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	March 31, 2024	December 31, 2023
(in thousands)
Land and land improvements	$28,855	$27,091
Buildings and building improvements	92,814	92,203
Machinery and equipment	512,997	503,145
Assets under construction	256,434	211,848
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,329,495	1,272,682
Less: Accumulated depreciation and depletion	(133,009)	(114,628)
Property, plant and equipment, net	$1,196,486	$1,158,054
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $56.6 million and $74.3 million for the three months ended March 31, 2024 and 2023, respectively, including amounts not yet paid (see Note 20, “Supplemental Cash Flow Information”). The capitalized expenditures for the three months ended March 31, 2024, related primarily to machinery, equipment and assets under construction to support the Company’s Fort Worth Facility, as well as its HREE Facility (as defined in Note 15, “Government Grants”), and other projects at Mountain Pass. The capitalized expenditures for the three months ended March 31, 2023, related to machinery, equipment, and assets under construction to support the Company’s Stage II optimization project, and assets under construction for its Fort Worth Facility.

The Company’s depreciation and depletion expense were as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Depreciation expense	$14,900	$5,245
Depletion expense	$3,132	$2,800
The Company recognized $2.5 million of demolition costs for the three months ended March 31, 2023, which are included in “Other operating costs and expenses” within the Company’s unaudited Condensed Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have never been used in the Company’s operations. There were no property, plant and equipment impairments recognized for the three months ended March 31, 2024 and 2023. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 15, “Government Grants.”
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance was $9.6 million and $9.7 million, as of March 31, 2024, and December 31, 2023, respectively, and pertains to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. The Company determined that VREX Holdco is a variable interest entity, but that the Company is not the primary beneficiary. Consequently, the Company does not consolidate VREX Holdco, and instead, accounts for its investment in VREX Holdco under the equity method of accounting as it has the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
For the three months ended March 31, 2024, the Company’s share of VREX Holdco’s net loss, which was not material, was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024, the tolling fees due to VREX Holdco pursuant to the Tolling Agreement (as defined in Note 19, “Related-Party Transactions,”) and capitalized to inventories that are subject to intra-entity profit or loss elimination were immaterial. See Note 19, “Related-Party Transactions,” for a discussion on the transactions between the Company and VREX Holdco during the three months ended March 31, 2024.
As of March 31, 2024, the Company evaluated its equity method investment for impairment to determine if there were any events or changes in circumstances that would indicate if the carrying amount of its investment had experienced an “other-than-temporary” decline in value. As a result, no impairment charge was recorded during the three months ended March 31, 2024.
NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Intangible assets with indefinite lives:
Emissions allowances	$316	$316
Intangible assets with definite lives:
Patent and intellectual property license	8,963	8,963
Less: Accumulated amortization	(697)	(398)
Patent and intellectual property license, net	8,266	8,565
Intangible assets, net	$8,582	$8,881
Amortization expense related to amortizing intangible assets was $0.3 million for the three months ended March 31, 2024. There was no amortization expense related to amortizing intangible assets recognized for the three months ended March 31, 2023. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of March 31, 2024, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056.
As of March 31, 2024, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three months ended March 31, 2024 and 2023.
The balance as of both March 31, 2024 and December 31, 2023, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $50.2 million as of both March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 24 years. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three months ended March 31, 2024 and 2023.
The total estimated aggregate undiscounted cost of $26.5 million and $26.7 million as of March 31, 2024, and December 31, 2023, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both March 31, 2024, and December 31, 2023, included current portions of $0.5 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of March 31, 2024, and December 31, 2023, the Company had financial assurance requirements of $45.5 million and $45.4 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
(in thousands)
Accrued payroll and related	$8,703	$14,499
Accrued construction costs	55,365	46,976
Accrued taxes	839	3,373
Other accrued liabilities	9,080	9,091
Accrued liabilities	$73,987	$73,939

NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$210,000	$(2,180)	$207,820	$690,000	$(8,020)	$681,980
Convertible Notes due 2030	747,500	(19,735)	727,765	—	—	—
Total long-term debt outstanding	$957,500	$(21,915)	$935,585	$690,000	$(8,020)	$681,980
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of the repurchases of 2026 Notes, during the three months ended March 31, 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s unaudited Condensed Consolidated Statement of Operations.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994. The 2026 Notes’ if-converted value did not exceed its principal amount as of March 31, 2024.
In March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of the Company’s common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, the Company could have elected to settle the 2026 Notes in cash, shares of the Company’s common stock or a combination thereof.
Convertible Notes due 2030
In March 2024, the Company issued $747.5 million in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Notes”), at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024. In connection with the issuance, the Company recorded debt issuance costs of $19.9 million, of which, $15.1 million was paid in cash as of March 31, 2024, and $3.7 million was settled through the issuance of shares of the Company’s common stock (see Note 20, “Supplemental Cash Flow Information”).
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646. The 2030 Notes’ if-converted value did not exceed its principal amount as of March 31, 2024.
Prior to December 1, 2029, at their election, holders of the 2030 Notes may convert their outstanding notes under the following circumstances: i) during any calendar quarter commencing with the third quarter of 2024 if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; iii) if the Company calls any or all of the 2030 Notes for redemption, the notes called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2030 Notes. On or after December 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
The Company has the option to redeem for cash the 2030 Notes, in whole or in part, beginning on March 5, 2027, if certain conditions are met as set forth in the indenture governing the 2030 Notes. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
If the Company undergoes a fundamental change (as defined in the indenture governing the 2030 Notes), holders may require the Company to repurchase for cash all or any portion of their outstanding 2030 Notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
In addition, following certain corporate events that occur prior to the maturity date of the 2030 Notes or if the Company delivers a notice of early redemption, holders may, at their election, convert their outstanding 2030 Notes in connection with such event or notice, as applicable, and the Company will, in certain circumstances, increase the conversion rate but not to exceed 64.3915 shares per $1,000 principal amount of any converted 2030 Notes, subject to further adjustment upon the occurrence of certain events.
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”). The Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
The Capped Call Options are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2030 Notes and/or offset cash payments the Company is required to make in excess of the principal amount of the converted 2030 Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Options, is greater than the strike price of the Capped Call Options, which initially corresponds to the initial conversion price of the 2030 Notes, or approximately $21.74 per share of common stock, with such reduction and/or offset subject to an initial cap of $31.06 per share of the Company’s common stock.
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. The Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to APIC within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million.
The Company elected to integrate the Capped Call Options with the 2030 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $65.3 million gross cost of the purchased Capped Call Options will be deductible for income tax purposes as original discount interest over the term of the 2030 Notes.

Interest expense related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Coupon interest	$1,914	$431
Amortization of debt issuance costs	913	882
Convertible Notes interest expense	$2,827	$1,313
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.49%, respectively. The remaining term of the 2026 Notes and the 2030 Notes were 2.0 years and 5.9 years, respectively, as of March 31, 2024.
Equipment Notes
The Company has financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 to 5 years and interest rates of between 0.0% and 4.5% per annum.
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Equipment notes
Current	$1,868	$2,106
Non-current	2,121	2,637
	$3,989	$4,743
As of March 31, 2024, none of the agreements or indentures governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for certain office space, warehouses, vehicles and equipment used in its operations. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of March 31, 2024, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No ROU asset impairment charges were recorded during the three months ended March 31, 2024 and 2023.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023
(in thousands)
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$9,705	$10,065

Operating lease liability, current	Other current liabilities	$974	$959
Operating lease liability, non-current	Operating lease liabilities	6,573	6,829
Total operating lease liabilities		$7,547	$7,788

Finance leases:
Right-of-use assets	Other non-current assets	$536	$591

Finance lease liability, current	Other current liabilities	$193	$195
Finance lease liability, non-current	Other non-current liabilities	331	388
Total finance lease liabilities		$524	$583
NOTE 12—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 30.2% and 17.3% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and projections of pretax earnings, are considered in assessing its ability to realize its net deferred tax assets.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction on its Fort Worth Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. For the Company, the 48C Credit is not eligible for direct pay; however, an election may be made to transfer the credit to an unrelated taxpayer at a negotiated rate. As of March 31, 2024, no amount of the 48C Credit has yet been recognized.
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
The Company is currently in dispute with a general contractor for a construction project, which is scheduled to go to binding arbitration. The Company disputes that it owes any monies in connection with this construction project. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the arbitration, it is possible that the impact could be material to the Company’s unaudited Condensed Consolidated Financial Statements in the period in which any such outcome becomes probable and reasonably estimable.

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by type of good sold, which are transferred to customers at a point in time:

	For the three months ended March 31,
(in thousands)	2024	2023
Rare earth concentrate	$40,076	$95,666
NdPr oxide and metal	8,327	—
Other rare earth products	281	34
Total revenue	$48,684	$95,700
The Company evaluates the recognition of revenue based on the criteria set forth in ASC 606, “Revenue from Contracts with Customers.” Given the nature of the Company’s contracts with customers, contract assets and contract liabilities are not material for any period presented. Furthermore, the amount of revenue recognized in the periods presented from performance obligations that were satisfied (or partially satisfied) in previous periods were not material to any period presented.
Rare earth concentrate revenue is primarily generated from sales to Shenghe under either the 2022 Offtake Agreement, or starting in January 2024, under the 2024 Offtake Agreement (as such terms are defined in Note 19, “Related-Party Transactions”). The sales price of rare earth concentrate sold to Shenghe under both agreements is based on a preliminary market price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from sales made primarily under the Company’s distribution agreement with Sumitomo Corporation of Americas. Other rare earth products revenue was generated primarily from sales of other non-concentrate products, including cerium.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements (this “project”) in the amount of $9.6 million. During the three months ended March 31, 2024, pursuant to the TIA, the Company received $0.1 million in reimbursements from the DOD, which was the final reimbursement expected for this project. There were no reimbursements received for the three months ended March 31, 2023.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). There were no reimbursements received from the DOD under the HREE Production Project Agreement for the three months ended March 31, 2024 and 2023.
Income-Based Grants: In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components for tax years beginning after December 31, 2022. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In December 2023, the Internal Revenue Service released proposed regulations on the 45X Credit which, among other things, clarified that the definition of “production costs incurred” excludes direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials. The Company accounts for the 45X Credit as an income-based grant as it is not within the scope of ASC 740, “Income Taxes.”
As of March 31, 2024 and December 31, 2023, the government grant receivable and deferred government grant within the Company’s unaudited Condensed Consolidated Balance Sheets pertain to the 45X Credit. As of March 31, 2024, the non-current portion of government grant receivable and current portion of deferred government grant of $2.0 million and $1.8 million, respectively, are included in “Other non-current assets” and “Other current liabilities,” respectively. The current portion of deferred government grant as of December 31, 2023, was $1.7 million. For the three months ended March 31, 2024, the benefits recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit, which are included as reductions to “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” and “Depreciation, depletion and amortization,” were not material. There were no benefits recognized from income-based government grants for the three months ended March 31, 2023.
NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
In March 2024, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. The authorization is effective until March 1, 2025, and does not require the purchase of any minimum number of shares.
Additionally, in March 2024, pursuant to the Company’s share repurchase program, the Company paid $200.8 million to repurchase 13.0 million shares of its outstanding common stock, of which 12.3 million shares were repurchased contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions.
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into the Capped Call Options with the Counterparties, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. The Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to APIC within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million. See Note 10, “Debt Obligations,” for additional information.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of March 31, 2024, the Company has not issued any stock options or SARs and there were 5,381,452 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In January 2024, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2024 Performance Share Plan”). Pursuant to the 2024 Performance Share Plan, during the three months ended March 31, 2024, the Company granted 177,766 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$1,459	$1,122
Selling, general and administrative	5,762	5,774
Start-up costs	114	105
Advanced projects and development	132	12
Total stock-based compensation expense	$7,467	$7,013

Stock-based compensation capitalized to property, plant and equipment, net	$336	$745

NOTE 17—FAIR VALUE MEASUREMENTS
ASC 820, “Fair Value Measurement”, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$296,468	$296,468	$296,468	$—	$—
Short-term investments	$650,299	$650,299	$650,299	$—	$—
Restricted cash	$1,028	$1,028	$1,028	$—	$—
Financial liabilities:
2026 Notes	$207,820	$183,750	$183,750	$—	$—
2030 Notes	$727,765	$703,121	$703,121	$—	$—
Equipment notes	$3,989	$3,915	$—	$3,915	$—

	December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$263,351	$263,351	$263,351	$—	$—
Short-term investments	$734,493	$734,493	$734,493	$—	$—
Restricted cash	$1,637	$1,637	$1,637	$—	$—
Financial liabilities:
2026 Notes	$681,980	$619,496	$619,496	$—	$—
Equipment notes	$4,743	$4,628	$—	$4,628	$—
NOTE 18—EARNINGS (LOSS) PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted earnings (loss) per share:

	For the three months ended March 31,
	2024	2023
Weighted-average shares outstanding, basic	174,556,850	176,881,723
Assumed conversion of 2026 Notes	12,234,976	15,584,409
Assumed conversion of restricted stock	—	723,145
Assumed conversion of RSUs	—	424,262
Weighted-average shares outstanding, diluted	186,791,826	193,613,539

The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive:

	For the three months ended March 31,
	2024	2023
2030 Notes	34,380,440	—
Restricted Stock	342,601	—
RSUs	1,889,538	4,245
Total	36,612,579	4,245
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	For the three months ended March 31,
(in thousands, except share and per share data)	2024	2023
Calculation of basic EPS:
Net income	$16,489	$37,447
Weighted-average shares outstanding, basic	174,556,850	176,881,723
Basic EPS	$0.09	$0.21

Calculation of diluted earnings (loss) per share:
Net income	$16,489	$37,447
Interest expense, net of tax(1):
2026 Notes	740	1,086
Gain on early extinguishment of debt(1)(2)	(32,279)	—
Diluted income (loss)	$(15,050)	$38,533
Weighted-average shares outstanding, diluted	186,791,826	193,613,539
Diluted earnings (loss) per share	$(0.08)	$0.20
(1)The three months ended March 31, 2024 and 2023, were tax-effected at a rate of 30.2% and 17.3%, respectively.
(2)Pertains to the 2026 Notes, a portion of which were repurchased during the three months ended March 31, 2024.
In connection with the issuance of the 2030 Notes, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of March 31, 2024.
As discussed in Note 10, “Debt Obligations,” in March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings (loss) per share. The amount of the 2026 Notes settled in shares of common stock will have a dilutive impact on diluted earnings (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially approximately $44.28 per share of common stock.
NOTE 19—RELATED-PARTY TRANSACTIONS
Offtake Agreements: In March 2022, the Company entered into an offtake agreement (the “2022 Offtake Agreement”) with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. The 2022 Offtake Agreement became effective upon the termination of the amended and restated offtake agreement with Shenghe. The initial term of the 2022 Offtake Agreement was two years, with the option to extend the term at the Company’s discretion for an additional one-year period.

Pursuant to the 2022 Offtake Agreement, and subject to certain exclusions, Shenghe was obligated to purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction.
The sales price of rare earth concentrate sold to Shenghe were based on a preliminary market price per metric ton, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. The sales price and other terms applicable to a quantity of offtake products were set forth in monthly purchase agreements between the Company and Shenghe. Under the 2022 Offtake Agreement, Shenghe was paid a variable commission on net proceeds to the Company.
In January 2024, the Company entered into a new offtake agreement with Shenghe (the “2024 Offtake Agreement” and, together with the 2022 Offtake Agreement, the “Offtake Agreements”) that replaced and extended the 2022 Offtake Agreement. The initial term of the 2024 Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period. The terms of the 2024 Offtake Agreement are substantially the same as those of the 2022 Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products.
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
In December 2023, prior to the Company’s investment in VREX Holdco, the Company made a payment of $1.2 million to VREX Holdco for tolling services, of which, $0.7 million was for services yet to be performed as of March 31, 2024. Refer to Note 6, “Equity Method Investment,” for additional information on the investment in VREX Holdco.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Revenue:
Rare earth concentrate	$40,076	$89,054
NdPr oxide and metal	$546	$—
Cost of sales (excluding depreciation, depletion and amortization)	$19,232	$22,709
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $1.1 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
Accounts Receivable: As of March 31, 2024, and December 31, 2023, $13.6 million and $9.2 million, respectively, of the accounts receivable as stated in the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest	$594	$105
Change in construction payables and accrued construction costs	$4,744	$(130)
Supplemental non-cash investing and financing activities:
Common stock issued in exchange for financial advisory services	$3,737	$—
Excise tax obligation related to repurchases of common stock	$1,794	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.”
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
We produce rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. Following the commissioning of our Stage II optimization project (“Stage II”) in the second half of 2023, we began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, we have a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. These developments are part of our Stage III downstream expansion strategy (“Stage III”).
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. In addition, rare earth magnets are critical components of various consumer electronics, appliance, and industrial products. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Recent Developments and Other Information
Issuance of 2030 Notes, Capped Call Options, Repurchases of 2026 Notes and Repurchases of Common Stock
In March 2024, we issued $747.5 million aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes”). In connection with the offering, we entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of our common stock, the same number of shares that initially underlie the 2030 Notes.
Also, in March 2024, principally in connection with the offering of the 2030 Notes, we repurchased (i) $480.0 million in aggregate principal amount of our 0.25% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “2026 Notes” and, together with the 2030 Notes, the “Convertible Notes”) for $428.6 million, and (ii) 13.0 million shares of our common stock at an aggregate cost of $200.8 million. See the “Liquidity and Capital Resources” section below for full discussion of these transactions.
2024 Offtake Agreement
In January 2024, we entered into a new offtake agreement with Shenghe (the “2024 Offtake Agreement”) that replaced and extended the offtake agreement entered into in March 2022 with Shenghe (the “2022 Offtake Agreement” and, together with the 2024 Offtake Agreement, the “Offtake Agreements”). The initial term of the 2024 Offtake Agreement is two years, with the option for us to extend the term for an additional one-year period. The terms of the 2024 Offtake Agreement are substantially the same as those of the 2022 Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-

concentrate rare earth products. See Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional discussion of the Offtake Agreements.
Section 48C Qualifying Advanced Energy Project Tax Credit
In March 2024, we were awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction of our Fort Worth Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The allocation of the awards under the 48C Credit was issued by the Internal Revenue Service and Treasury following a competitive, oversubscribed process administered by the Department of Energy that evaluated the technical and commercial viability and environmental and community impact of approximately 250 projects.
Key Performance Indicators
We have historically used and/or currently use the following key performance indicators (“KPIs”) to evaluate the performance of our business. However, as our business continues to evolve and transitions from production of rare earth concentrate to production of separated rare earth products, the metrics that management uses to evaluate the business may continue to change or be revised. For example, beginning with the first quarter of 2024, we no longer present Production Cost per rare earth oxide (“REO”) equivalent metric ton (“MT”), which was a metric focused solely on Stage I concentrate operations, as it is no longer meaningful in evaluating and understanding our business or operating results. Our calculations of these KPIs may differ from similar measures published by other companies in our industry or in other industries. The following table presents our KPIs:

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2024	2023	Amount	%
Rare earth concentrate
REO Production Volume (MTs)	11,151	10,671	480	4%
REO Sales Volume (MTs)	9,332	10,215	(883)	(9)%
Realized Price per REO MT	$4,294	$9,365	$(5,071)	(54)%
Separated NdPr products
NdPr Production Volume (MTs)	131	N/A	N/A	N/A
NdPr Sales Volume (MTs)	134	N/A	N/A	N/A
NdPr Realized Price per KG	$62	N/A	N/A	N/A

N/A = Not applicable as there was neither NdPr production nor sales volume in the three months ended March 31, 2023.
REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale for our concentrate product. This measure refers to the REO content contained in the rare earth concentrate we produce and, beginning in the second quarter of 2023, includes volumes fed into downstream circuits for commissioning and starting up our separations facilities and for producing separated rare earth products, a portion of which is also included in our KPI, NdPr Production Volume. Our REO Production Volume is a key indicator of our mining and processing capacity and efficiency.
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
REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO Sales Volume is a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume for the three months ended March 31, 2024, included both traditional concentrate as well as roasted concentrate.

Realized Price per REO MT
We calculate the Realized Price per REO MT for a given period as the quotient of: (i) our rare earth concentrate sales, which are determined in accordance with GAAP, for a given period and (ii) our REO Sales Volume for the same period. Realized Price per REO MT is an important measure of the market price of our concentrate product.
NdPr Production Volume
We measure our NdPr Production Volume for a given period in MTs, our principal unit of sale for our NdPr separated products. NdPr Production Volume refers to the volume of finished and packaged NdPr oxide produced at Mountain Pass for a given period. NdPr Production Volume is a key indicator of our separations and finishing capacity and efficiency.
NdPr Sales Volume
Our NdPr Sales Volume for a given period is calculated in MTs and on an NdPr oxide-equivalent basis (as further discussed below). A unit, or MT, is considered sold once we recognize revenue on its sale, whether sold as NdPr oxide or NdPr metal, as determined in accordance with GAAP. For NdPr metal sales, the MTs sold and included in NdPr Sales Volume are calculated on the basis of the volume of NdPr oxide used to produce such NdPr metal. We utilize an assumed material conversion ratio of 1.20, such that a sale of 100 MTs of NdPr metal would be included in this KPI as 120 MTs of NdPr oxide-equivalent. NdPr Sales Volume is a key measure of our ability to convert our production of separated NdPr products into revenue.
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
Factors Affecting Our Performance
We believe we are uniquely positioned to capitalize on the key trends of electrification and supply chain security, particularly as domestic xEV production grows. Our continued success depends to a significant extent on our ability to take advantage of the following opportunities and meet the challenges associated with them.
Demand for REE
The key demand drivers for REE are a diverse array of growing end markets, including electric mobility, renewable power generation, energy-efficient motors, pumps and compressors, industrial and service robotics, consumer and medical applications, critical defense systems, and catalysts and phosphors. Accordingly, the demand for our products may be impacted by demand for these downstream products, particularly the continued growth in xEVs. Despite the current macroeconomic conditions, we continue to believe we benefit from the growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of critical minerals; and the increasing acceptance of environmental, social and governance mandates.
However, changes in technology could also drive down the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. Actual, or perceived, decreases in demand for REE, whether through changes in technology or slower growth in the end markets that utilize REE, could result in a decline in the market price of REE, including NdPr, and/or result in pricing volatility. We also operate in a competitive industry. Many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards or may receive disproportionate government subsidies, and production costs are typically lower than in the U.S.

Maximizing Production Efficiency
Since the implementation of our Stage I optimization plan and the achievement of commercial production of concentrate on July 1, 2019, we have achieved at least 40,000 MTs of annual REO Production Volume since 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which has allowed us to achieve approximately 92% uptime in 2023. Our Stage I optimization plan enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
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
During the second half of 2023, we began producing separated rare earth products. However, we expect that it may take several quarters to achieve our designed throughput of separated products. As we increase production of separated products over time, we expect to improve our per-unit production costs of NdPr oxide, which represents a majority of the value contained in our concentrate.
Partially supported by a $35.0 million award from the Department of Defense’s Office of Industrial Base Policy, Industrial Base Analysis and Sustainment program, we are currently advancing the facilitating works, engineering and procurement on our processing and separations facility for heavy rare earth elements (“HREE”) (the “HREE Facility”), which will be built at Mountain Pass and will be integrated into the rest of our Stage I and Stage II facilities. The HREE Facility is expected to support the separating of HREE contained in the Mountain Pass ore as well as from third-party feedstocks.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Revenue:
Rare earth concentrate	$40,076	$95,666	$(55,590)	(58)%
NdPr oxide and metal	8,327	—	8,327	N/M
Other rare earth products	281	34	247	726%
Total revenue	48,684	95,700	(47,016)	(49)%
Operating costs and expenses:
Cost of sales(1)	35,594	24,216	11,378	47%
Selling, general and administrative	21,267	19,403	1,864	10%
Depreciation, depletion and amortization	18,385	8,122	10,263	126%
Start-up costs	1,287	4,669	(3,382)	(72)%
Advanced projects and development	4,206	3,611	595	16%
Other operating costs and expenses	377	2,717	(2,340)	(86)%
Total operating costs and expenses	81,116	62,738	18,378	29%
Operating income (loss)	(32,432)	32,962	(65,394)	N/M
Interest expense, net	(2,857)	(1,359)	(1,498)	(110)%
Gain on early extinguishment of debt	46,265	—	46,265	N/M
Other income, net	12,657	13,693	(1,036)	(8)%
Income before income taxes	23,633	45,296	(21,663)	(48)%
Income tax expense	(7,144)	(7,849)	705	(9)%
Net income	$16,489	$37,447	$(20,958)	(56)%

Adjusted EBITDA(2)	$(1,233)	$58,700	$(59,933)	N/M
Adjusted Net Income (Loss)(2)	$(7,492)	$51,327	$(58,819)	N/M
N/M = Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Rare earth concentrate revenue consists primarily of sales of traditional and roasted rare earth concentrate. The sales price of rare earth concentrate sold to Shenghe under the Offtake Agreements is based on a preliminary market price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
The decrease in rare earth concentrate revenue for the three months ended March 31, 2024, as compared to the prior year period, was driven by lower Realized Price per REO MT, which decreased by 54% when compared to the prior year period, as well as lower REO Sales Volume, which decreased by 9% when compared to prior year period.
Realized Price per REO MT for the three months ended March 31, 2024, reflects the continued softness in the pricing environment for rare earth products. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The decline in the market prices for rare earth products was largely attributable to lower than anticipated growth in demand for magnetic products, which negatively impacted the price of REE. The decrease in REO Sales Volume for the three months ended March 31, 2024, was due to the ramp-up of Stage II operations where a significant portion of the REO produced, which could otherwise have been sold as rare earth concentrate, was used to produce packaged and finished separated rare earth products.
Historically, our REO Sales Volume had generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from Stage I operations will be retained for separation and not sold as concentrate. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, as evidenced beginning in the third quarter of 2023 (see the “Quarterly Performance Trend” section below), we expect that REO Sales Volume will be significantly lower than REO Production Volume in the future as we produce and sell more separated products.
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal, which commenced in the fourth quarter of 2023, primarily pursuant to our distribution agreement with Sumitomo Corporation of Americas. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger portion of our total revenue. Accordingly, to the extent we are able to sell a greater portion of NdPr oxide and NdPr metal, we expect that rare earth concentrate revenue will decline in future periods.
Cost of sales (excluding depreciation, depletion and amortization) (“COS”) consists of production- and processing-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation), mining and processing supplies (such as reagents), parts and labor for the maintenance of our mining fleet and processing facilities, other facilities-related costs (such as property taxes and utilities), packaging materials, and shipping and freight costs.
COS for the three months ended March 31, 2024, increased year over year, partially driven by higher payroll costs, which increased as a result of salaries and wages of certain employees no longer being considered start-up costs given the commencement of initial production of separated products in late 2023. In addition, for the three months ended March 31, 2024, COS reflected higher materials and supplies costs, which were the result of producing and selling separated products in the current year period, as well as higher property and other taxes. Lastly, COS for the three months ended March 31, 2024, included a $6.0 million reserve on certain of our work in process and finished goods inventories. We may incur additional similar reserves of inventories prior to achieving normalized production levels on our Stage II facilities.
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
SG&A expenses increased by $1.9 million, or 10% for the three months ended March 31, 2024, as compared to the prior year period. The increase in SG&A expenses was primarily due to higher personnel costs (other than stock-based compensation expense), in part to support of our downstream expansion, as well as higher legal costs.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increase in depreciation, depletion and amortization for the three months ended March 31, 2024, primarily reflects an increase in depreciation of $9.7 million. Depreciation increased as a result of the timing of placing new circuits and facilities associated with our Stage II optimization project into service, which occurred progressively throughout 2023, and the placement of certain of our Fort Worth Facility assets into service in the fourth quarter of 2023.
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
Start-up costs for the three months ended March 31, 2024, decreased by $3.4 million, as compared to the prior year period, attributable to our Stage II optimization project. As mentioned above, start-up costs associated with Stage II decreased, specifically as a result of salaries and wages of certain employees no longer being considered start-up given the commencement of initial production of separated products in late 2023. Start-up costs attributable to our Stage III initiatives increased modestly year over year, in-line with our advancement in starting up and developing our magnetics capability.

Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities. Advanced projects and development for the three months ended March 31, 2024, increased year over year primarily due to costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which increased by $0.2 million, and continued investment in research and development activities, which increased by $0.5 million and related primarily to Stage III magnetics.
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs. Other operating costs and expenses for the three months ended March 31, 2024, decreased year over year as a result of demolition costs incurred in the prior year period, associated with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes, respectively, offset by capitalized interest. Interest expense, net for the three months ended March 31, 2024, increased year over year due to the issuance of the 2030 Notes, offset by repurchases of the 2026 Notes.
Gain on early extinguishment of debt during the three months ended March 31, 2024, is the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three months ended March 31, 2024, increased year over year as a result of interest and investment income earned on our short-term investments. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax expense consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income tax expense as a percentage of income before income taxes) was 30.2% and 17.3% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, offset by the Section 45X Advanced Manufacturing Production Credit and the California Competes Tax Credit. The effective tax rate for the three months ended March 31, 2023, differed from the statutory tax rate of 21% primarily due to excess tax benefits associated with stock-based compensation.
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

The following table presents our KPIs for the quarterly periods indicated:

	FY2024	FY2023				FY2022
(in whole units or dollars)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Rare earth concentrate
REO Production Volume (MTs)	11,151	9,257	10,766	10,863	10,671	10,485	10,886	10,300	10,828
REO Sales Volume (MTs)	9,332	7,174	9,177	10,271	10,215	10,816	10,676	10,000	11,706
Realized Price per REO MT	$4,294	$5,622	$5,718	$6,231	$9,365	$8,515	$11,636	$13,918	$13,818
Separated NdPr products
NdPr Production Volume (MTs)	131	150	50	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	134	10	—	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$62	$70	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In recent years, our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $732.4 million prior to the use of a portion of these funds to purchase Capped Call Options, repurchase 2026 Notes and repurchase shares of our common stock, as discussed below. As of March 31, 2024, we had $946.8 million of cash, cash equivalents and short-term investments and $957.5 million principal amount of long-term debt.
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

Debt and Other Long-Term Obligations
2026 Notes: In March 2021, we issued $690.0 million aggregate principal amount of 0.25% unsecured convertible senior notes at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price we paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, we repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of the repurchases of 2026 Notes, during the three months ended March 31, 2024, we recorded a $46.3 million gain on early extinguishment of debt.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994.
In March 2024, we provided a written notice to the trustee and the holders of the 2026 Notes that we have irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of our common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of our common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, we could have elected to settle the 2026 Notes in cash, shares of our common stock or a combination thereof.
2030 Notes: In March 2024, we issued $747.5 million in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030, at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024. In connection with the issuance, we recorded debt issuance costs of $19.9 million, of which, $15.1 million was paid in cash as of March 31, 2024, and $3.7 million was settled through the issuance of shares of our common stock.
The 2030 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646.
Prior to December 1, 2029, at their election, holders of the 2030 Notes may convert their outstanding notes under the following circumstances: i) during any calendar quarter commencing with the third quarter of 2024 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; iii) if we call any or all of the 2030 Notes for redemption, the notes called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2030 Notes. On or after December 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
We have the option to redeem for cash the 2030 Notes, in whole or in part, beginning on March 5, 2027, if certain conditions are met as set forth in the indenture governing the 2030 Notes. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
If we undergo a fundamental change (as defined in the indenture governing the 2030 Notes), holders may require us to repurchase for cash all or any portion of their outstanding 2030 Notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

In addition, following certain corporate events that occur prior to the maturity date of the 2030 Notes or if we deliver a notice of early redemption, holders may, at their election, convert their outstanding 2030 Notes in connection with such event or notice, as applicable, and we will, in certain circumstances, increase the conversion rate but not to exceed 64.3915 shares per $1,000 principal amount of any converted 2030 Notes, subject to further adjustment upon the occurrence of certain events.
Capped Call Options: In March 2024, in connection with the offering of the 2030 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”). The Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of our common stock, the same number of shares that initially underlie the 2030 Notes. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
The Capped Call Options are expected generally to reduce the potential dilution to our common stock upon conversion of the 2030 Notes and/or offset cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Options, is greater than the strike price of the Capped Call Options, which initially corresponds to the initial conversion price of the 2030 Notes, or approximately $21.74 per share of common stock, with such reduction and/or offset subject to an initial cap of $31.06 per share of our common stock.
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. We paid $65.3 million for the Capped Call Options.
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. As of March 31, 2024, we had $4.0 million in principal (and accrued interest) outstanding under the equipment notes. See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of March 31, 2024, we had future expected lease payment obligations totaling $10.0 million, with $1.7 million due within the next 12 months. See Note 11, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Repurchases of Common Stock
In March 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $300.0 million of our outstanding common stock. The program is effective until March 1, 2025, and does not require the purchase of any minimum number of shares.
We may purchase shares from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to our discretion and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital.
During the three months ended March 31, 2024, we repurchased 13.0 million shares of our common stock under the program at an aggregate cost of $200.8 million. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(41,126)	$55,491	$(96,617)	N/M
Investing activities	$40,714	$462,188	$(421,474)	(91)%
Financing activities	$32,920	$(6,822)	$39,742	N/M
N/M = Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash used in operating activities was $41.1 million for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $55.5 million in the prior year period. The change in cash flows from operating activities was primarily driven by a decrease in revenue and an increase in inventories to support commissioning of our Stage II separations facilities and the related change in working capital as we increase production of separated products.
Net Cash Provided by Investing Activities: Net cash provided by investing activities decreased by $421.5 million for the three months ended March 31, 2024, as compared to the prior year period. The change in cash flows from investing activities was primarily driven by the net cash flow impact, which was $444.2 million, of a year-over-year decrease in proceeds from short-term investments, offset by year-over-year increases in purchases and maturities of short-term investments. Also, additions to property, plant and equipment for the three months ended March 31, 2024, decreased by $22.7 million when compared to the prior year period, and related primarily to a decrease in construction spend on our Stage II optimization project given the timing of completion.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities was $32.9 million for the three months ended March 31, 2024, as compared to net cash used in financing activities of $6.8 million in the prior year period. The change in cash flows from financing activities was driven by the net cash flow impact, which was $37.7 million, of the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, all of which occurred during the three months ended March 31, 2024.
Non-GAAP Financial Measures
We present Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Diluted EPS, and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Diluted EPS, and Free Cash Flow are not intended to be substitutes for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
Adjusted EBITDA
We define Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; accretion of asset retirement and environmental obligations; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other income or loss. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.

The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2024	2023
Net income	$16,489	$37,447
Adjusted for:
Depreciation, depletion and amortization	18,385	8,122
Interest expense, net	2,857	1,359
Income tax expense	7,144	7,849
Stock-based compensation expense(1)	7,467	7,013
Initial start-up costs(2)	1,173	4,564
Transaction-related and other costs(3)	3,797	3,322
Accretion of asset retirement and environmental obligations(4)	231	227
Loss on disposals of long-lived assets, net(4)	146	2,490
Gain on early extinguishment of debt(5)	(46,265)	—
Other income, net	(12,657)	(13,693)
Adjusted EBITDA	$(1,233)	$58,700
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations, and pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments.
(4)Included in Other operating costs and expenses within our unaudited Condensed Consolidated Statements of Operations.
(5)Pertains to the gain recognized on the repurchase of $480.0 million aggregate principal amount of our 2026 Notes in March 2024.
Adjusted Net Income (Loss) and Adjusted Diluted EPS
We calculate Adjusted Net Income (Loss) as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per share (“EPS”) excluding the per share impact, using adjusted diluted weighted-average shares outstanding, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per share and Adjusted Diluted EPS. When applicable, adjusted diluted weighted-average shares outstanding reflect the anti-dilutive impact of our Capped Call Options entered into in connection with the issuance of our 2030 Notes.
Adjusted Net Income (Loss) and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income (Loss) and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2024	2023
Net income	$16,489	$37,447
Adjusted for:
Stock-based compensation expense(1)	7,467	7,013
Initial start-up costs(2)	1,173	4,564
Transaction-related and other costs(3)	3,797	3,322
Loss on disposals of long-lived assets, net(4)	146	2,490
Gain on early extinguishment of debt(5)	(46,265)	—
Other	—	(20)
Tax impact of adjustments above(6)	9,701	(3,489)
Adjusted Net Income (Loss)	$(7,492)	$51,327
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at Fort Worth prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations, and pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments.
(4)Included in Other operating costs and expenses within our unaudited Condensed Consolidated Statements of Operations.
(5)Pertains to the gain recognized on the repurchase of $480.0 million aggregate principal amount of our 2026 Notes in March 2024.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 28.8% and 20.1% for the three months ended March 31, 2024 and 2023, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings (loss) per share, which is determined in accordance with GAAP:

	For the three months ended March 31,
	2024	2023
Diluted earnings (loss) per share	$(0.08)	$0.20
Adjusted for:
Stock-based compensation expense	0.04	0.04
Initial start-up costs	0.01	0.02
Transaction-related and other costs	0.02	0.02
Loss on disposals of long-lived assets, net	—	0.01
Gain on early extinguishment of debt	(0.27)	—
Tax impact of adjustments above(1)	0.06	(0.02)
2026 Notes if-converted method(2)	0.18	—
Adjusted Diluted EPS	$(0.04)	$0.27

Diluted weighted-average shares outstanding(3)	186,791,826	193,613,539
Assumed conversion of 2026 Notes(3)	(12,234,976)	—
Adjusted diluted weighted-average shares outstanding(3)	174,556,850	193,613,539
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 28.8% and 20.1% for the three months ended March 31, 2024 and 2023, respectively.
(2)For the three months ended March 31, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted earnings (loss) per share but antidilutive for purposes of computing Adjusted Diluted EPS, within this reconciliation, we have included this adjustment to reverse the impact of applying the if-converted method to the 2026 Notes in the computation of GAAP diluted earnings (loss) per share.
(3)For the three months ended March 31, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted earnings (loss) per share but antidilutive for purposes of computing Adjusted Diluted EPS, the adjusted diluted weighted-average shares outstanding exclude the potentially dilutive securities associated with the 2026 Notes.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(41,126)	$55,491
Additions to property, plant and equipment, net(1)	(51,742)	(74,462)
Free Cash Flow	$(92,868)	$(18,971)
(1)Amount for the three months ended March 31, 2024, is net of $0.1 million in proceeds from government awards used for construction.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed below.
Equity Market and Interest Rate Risks
While the fair values of our Convertible Notes are subject to interest rate risk, market risk and other factors due to their convertible feature, the Convertible Notes are more sensitive to the equity market price volatility of our stock price than changes in interest rates. The fair values of our Convertible Notes will generally increase as the price of our common stock increases and will generally decrease as the price of our common stock declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Generally, the fair values of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In recent years, the Federal Reserve has raised interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.
See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our Convertible Notes.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023, except as noted below.
Risks Relating to our Convertible Notes
The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of the 2030 Notes in March 2024. In the event the conditional conversion feature of our 2030 Notes is triggered, holders of the 2030 Notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2030 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2026 Notes contain analogous conditional conversion features which could have a similar impact on our financial condition and operating results.
Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
At our election, we may settle notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of our Convertible Notes may dilute the ownership interests of our stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
Certain provisions in the indentures governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, each of the indentures governing the Convertible Notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in each of the indentures governing the Convertible Notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their Convertible Notes in connection with a make-whole fundamental change (as defined in each of the indentures governing the Convertible Notes). A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
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
We are subject to counterparty risk with respect to the Capped Call Options.
In connection with our offering of 2030 Notes in March 2024, we entered into capped call transactions (the “Capped Call Options”) with certain financial institutions (the “option counterparties”), which increased the effective conversion price of the 2030 Notes to $31.06 (from the nominal conversion price of $21.74). Consequently, the Capped Call Options are expected to reduce the potential dilution upon conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2030 Notes upon their conversion.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Options. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the terms of the Capped Call Options may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Call Options may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Call Options.
Risks Relating to our Common Stock
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock and reduce our cash available for operations.
On March 1, 2024, our Board of Directors authorized the Company to repurchase up to $300.0 million of our outstanding common stock, potentially enabling us to return value to shareholders. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our common stock and increase volatility, reduce our cash available for operations and may be suspended or terminated at any time. As of March 31, 2024, we paid $200.8 million to repurchase 13.0 million shares of our common stock under the program. We cannot guarantee that we will repurchase additional shares under the program or conduct future share repurchase programs, and we cannot guarantee that any such programs will result in long-term increases to shareholder value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On March 1, 2024, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. The expiration date of the share repurchase program is March 1, 2025.
The following table provides information about shares of the Company’s common stock that were repurchased as part of the share repurchase program during the quarter ended March 31, 2024:

(in thousands, except for share and price per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/2024 - 1/31/2024	—	$—	—	$—
2/1/2024 - 2/29/2024	—	$—	—	$—
3/1/2024 - 3/31/2024	13,012,388	$15.43	13,012,388	$99,250
Total	13,012,388	$15.43	13,012,388	$99,250
(1)Average price paid per share is calculated on a settlement basis and excludes excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
Unregistered Sales of Equity Securities
On March 7, 2024, the Company agreed with its financial advisor to settle its financial advisory fee for services provided in connection with the offering of the 2030 Notes through the issuance of 240,663 shares of the Company’s common stock to the financial advisor, equivalent to $3.7 million at the price of $15.53, the closing price per share of the Company’s common stock on March 4, 2024. These unregistered securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the financial advisor in its engagement letter.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2024.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:
On February 26, 2024, the James Henry Litinsky Revocable Trust u/a/d October 19, 2011, of which James H. Litinsky, the Company’s founder, Chairman of the Board and Chief Executive Officer, is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,200,000 shares of the Company’s common stock, subject to certain conditions, from May 27, 2024, through March 10, 2025.
On February 26, 2024, Ryan Corbett, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 115,000 shares of the Company’s common stock, subject to certain conditions, from May 27, 2024, through August 31, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of March 7, 2024, by and between MP Materials Corp. and U.S. Bank National Association incorporated, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

4.2
Form of 3.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

10.1	Form of Capped Call Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

10.2*+++	Offtake Agreement between MP Mine Operations LLC, MP International Sales LLC and Shenghe Resources (Singapore) International Trading PTE. LTD. dated January 16, 2024.

10.3*†	Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and James H. Litinsky.

10.4*†	Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Ryan Corbett.

10.5*†	Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Michael Rosenthal.

10.6*†	Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Elliot D. Hoops.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

+	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MP Materials Corp. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP MATERIALS CORP.

Dated:	May 3, 2024	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer