Form 10-Q
period 2024-06-30
MP Materials Corp. / DE
filed 2024-08-06
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2024, the number of shares of the registrant’s common stock outstanding was 165,383,329.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
•risks associated with the terms of our Convertible Notes and Capped Call Options (as defined in Note 10, “Debt Obligations”);
•risks associated with our share repurchase program and whether it will be fully consummated or that our share repurchase program will enhance long-term stockholder value; and
•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K or as described in our Form 10-Q for the quarterly period ended March 31, 2024 (the “First Quarter Form 10-Q”), or as described in the other documents and reports we file with the Securities and Exchange Commission.
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K and Part II, Item 1A. “Risk Factors” in our First Quarter Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$295,604	$263,351
Short-term investments	641,398	734,493
Total cash, cash equivalents and short-term investments	937,002	997,844
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	8,459	10,029
Inventories	115,384	95,182
Government grant receivable	19,371	19,302
Prepaid expenses and other current assets	10,419	8,820
Total current assets	1,090,635	1,131,177
Non-current assets
Property, plant and equipment, net	1,217,073	1,158,054
Operating lease right-of-use assets	9,357	10,065
Inventories	17,102	13,350
Equity method investment	9,339	9,673
Intangible assets, net	8,283	8,881
Other non-current assets	12,537	5,252
Total non-current assets	1,273,691	1,205,275
Total assets	$2,364,326	$2,336,452
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$19,755	$27,995
Accrued liabilities	74,943	73,939
Deferred revenue	50,000	—
Other current liabilities	13,380	6,616
Total current liabilities	158,078	108,550
Non-current liabilities
Asset retirement obligations	5,795	5,518
Environmental obligations	16,523	16,545
Long-term debt, net	936,610	681,980
Operating lease liabilities	6,314	6,829
Deferred government grant	18,762	17,433
Deferred income taxes	107,702	130,793
Other non-current liabilities	5,504	3,025
Total non-current liabilities	1,097,210	862,123
Total liabilities	1,255,288	970,673
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,343,770 and 178,082,383 shares issued, and 165,331,382 and 178,082,383 shares outstanding, as of June 30, 2024, and December 31, 2023, respectively)	18	17
Additional paid-in capital	943,508	979,891
Retained earnings	368,160	385,726
Accumulated other comprehensive income (loss)	(90)	145
Treasury stock, at cost, 13,012,388 and 0 shares, respectively	(202,558)	—
Total stockholders’ equity	1,109,038	1,365,779
Total liabilities and stockholders’ equity	$2,364,326	$2,336,452
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue:
Rare earth concentrate (including related party)	$24,426	$64,001	$64,502	$159,667
NdPr oxide and metal (including related party)	6,531	—	14,858	—
Other rare earth products	301	23	582	57
Total revenue	31,258	64,024	79,942	159,724

Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	41,463	22,704	77,057	46,920
Selling, general and administrative	21,434	18,865	42,701	38,268
Depreciation, depletion and amortization	18,210	12,203	36,595	20,325
Start-up costs	1,373	4,121	2,660	8,789
Advanced projects and development	1,886	3,101	6,092	6,713
Other operating costs and expenses	384	2,547	761	5,264
Total operating costs and expenses	84,750	63,541	165,866	126,279
Operating income (loss)	(53,492)	483	(85,924)	33,445
Interest expense, net	(6,745)	(1,392)	(9,602)	(2,751)
Gain on early extinguishment of debt	—	—	46,265	—
Other income, net	12,084	13,821	24,741	27,514
Income (loss) before income taxes	(48,153)	12,912	(24,520)	58,208
Income tax benefit (expense)	14,098	(5,517)	6,954	(13,366)
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842

Earnings (loss) per share:
Basic	$(0.21)	$0.04	$(0.10)	$0.25
Diluted	$(0.21)	$0.04	$(0.28)	$0.24

Weighted-average shares outstanding:
Basic	165,344,511	176,984,917	169,950,658	176,933,605
Diluted	165,344,511	177,859,118	176,068,146	193,528,819
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	90	(297)	(185)	(355)
Foreign currency translation loss	(50)	—	(50)	—
Total comprehensive income (loss)	$(34,015)	$7,098	$(17,801)	$44,487
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended June 30, 2024 and 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2024	—	$—	165,307,107	$18	$938,209	$402,215	$(130)	$(202,558)	$1,137,754
Stock-based compensation	—	—	35,624	—	5,473	—	—	—	5,473
Shares used to settle payroll tax withholding	—	—	(11,349)	—	(174)	—	—	—	(174)
Net loss	—	—	—	—	—	(34,055)	—	—	(34,055)
Other comprehensive income, net of tax	—	—	—	—	—	—	40	—	40
Balance as of June 30, 2024	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038

Balance as of April 1, 2023	—	$—	177,619,805	$17	$952,791	$398,866	$131	$—	$1,351,805
Stock-based compensation	—	—	14,268	—	6,184	—	—	—	6,184
Shares used to settle payroll tax withholding	—	—	(7,405)	—	(156)	—	—	—	(156)
Net income	—	—	—	—	—	7,395	—	—	7,395
Other comprehensive loss, net of tax	—	—	—	—	—	—	(297)	—	(297)
Balance as of June 30, 2023	—	$—	177,626,668	$17	$958,819	$406,261	$(166)	$—	$1,364,931

	Six months ended June 30, 2024 and 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	270,387	1	13,275	—	—	—	13,276
Shares used to settle payroll tax withholding	—	—	(249,663)	—	(4,124)	—	—	—	(4,124)
Repurchases of common stock	—	—	(13,012,388)	—	—	—	—	(202,558)	(202,558)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Capped Call Options related to 2030 Notes	—	—	—	—	(49,271)	—	—	—	(49,271)
Net loss	—	—	—	—	—	(17,566)	—	—	(17,566)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(235)	—	(235)
Balance as of June 30, 2024	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038

Balance as of January 1, 2023	—	$—	177,706,608	$18	$951,008	$361,419	$189	$—	$1,312,634
Stock-based compensation	—	—	112,686	—	13,942	—	—	—	13,942
Shares used to settle payroll tax withholding	—	—	(192,626)	(1)	(6,131)	—	—	—	(6,132)
Net income	—	—	—	—	—	44,842	—	—	44,842
Other comprehensive loss, net of tax	—	—	—	—	—	—	(355)	—	(355)
Balance as of June 30, 2023	—	$—	177,626,668	$17	$958,819	$406,261	$(166)	$—	$1,364,931
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2024	2023
Operating activities:
Net income (loss)	$(17,566)	$44,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	36,595	20,325
Accretion of discount on short-term investments	(16,317)	(13,933)
Gain on early extinguishment of debt	(46,265)	—
Stock-based compensation expense	13,170	12,743
Amortization of debt issuance costs	1,891	1,766
Lower of cost or net realizable value reserve	17,753	—
Deferred income taxes	(6,954)	13,356
Other	928	557
Decrease (increase) in operating assets:
Accounts receivable (including related party)	1,570	21,750
Inventories	(41,541)	(11,406)
Government grant receivable	(4,837)	—
Prepaid expenses, other current and non-current assets	(3,815)	(3,338)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(6,862)	252
Income taxes payable	—	(21,163)
Deferred revenue	50,000	—
Deferred government grant	2,433	—
Other current and non-current liabilities	9,533	(292)
Net cash provided by (used in) operating activities	(10,284)	65,459
Investing activities:
Additions to property, plant and equipment	(98,326)	(130,236)
Purchases of short-term investments	(833,705)	(320,884)
Proceeds from sales of short-term investments	90,695	447,327
Proceeds from maturities of short-term investments	852,210	731,907
Proceeds from government awards used for construction	96	—
Net cash provided by investing activities	10,970	728,114
Financing activities:
Proceeds from issuance of long-term debt	747,500	—
Payment of debt issuance costs	(16,118)	—
Payments to retire long-term debt	(428,599)	—
Purchase of capped call options	(65,332)	—
Repurchases of common stock	(200,764)	—
Principal payments on debt obligations and finance leases	(1,197)	(1,467)
Tax withholding on stock-based awards	(4,124)	(6,132)
Net cash provided by (used in) financing activities	31,366	(7,599)
Net change in cash, cash equivalents and restricted cash	32,052	785,974
Cash, cash equivalents and restricted cash beginning balance	264,988	143,509
Cash, cash equivalents and restricted cash ending balance	$297,040	$929,483

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$295,604	$927,245
Restricted cash, current	1,087	1,888
Restricted cash, non-current	349	350
Total cash, cash equivalents and restricted cash	$297,040	$929,483
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
The Company produces rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. In the second half of 2023, the Company began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, the Company has a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. In April 2024, pursuant to the long-term supply agreement with GM, the Company received a $50.0 million initial prepayment for magnetic precursor materials. See Note 2, “Significant Accounting Policies,” and Note 14, “Revenue Recognition” for additional details.
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
As of June 30, 2024, Shenghe was the Company’s principal customer and accounted for more than 80% of revenue. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and 2023 primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar. In addition, the ongoing economic conflict between China and the U.S., which has previously resulted in tariffs and trade barriers, may negatively affect the Company’s business and results of operations. See Note 19, “Related-Party Transactions,” for additional information.
Deferred Revenue: Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Amounts expected to be recognized as revenue during the 12-month period after the balance sheet date are classified as current deferred revenue with the remainder classified as non-current in the Company’s unaudited Condensed Consolidated Balance Sheets. See “Contract Balances” in Note 14, “Revenue Recognition” for additional information.
Investment Tax Credits: An investment tax credit (“ITC”) represents a benefit provided by federal, state, or local governments to encourage an entity to invest in specific types of assets. An ITC is commonly calculated as a percentage of the investment cost of a qualifying asset and may be subject to the scope of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). The accounting for an ITC may depend upon certain factors, including whether or not the ITC is refundable and/or transferable. The Company elected to account for its nonrefundable, transferable ITCs under ASC 740. This type of ITC is recognized when the Company places into service a qualifying asset and determines that it will more-likely-than-not comply with the requirements to receive the ITC. Additionally, the Company elected to account for these ITCs under the deferral method whereby the Company will initially record such ITC as a deferred liability and subsequently recognize the ITC in the income statement as a reduction to income tax expense over the useful lives of the qualifying assets. As a result of the deferral method, the Company also elected to recognize immediately in income tax expense the deferred tax effect, net of any valuation allowance, as a result of such transaction. See also Note 12, “Income Taxes.”
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
The Company determined that the Capped Call Options meet the definition of a freestanding derivative under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be separately accounted for as a derivative as they meet the indexation and equity classification scope exception outlined in ASC 815. Accordingly, the Company recognized the cash paid to enter into the Capped Call Options contract during the first quarter of 2024 by recording an entry to “Additional paid-in capital” (“APIC”) in “Stockholders’ equity” within the Company’s unaudited Condensed Consolidated Balance Sheets. The Capped Call Options recorded in APIC will not be remeasured each reporting period. See Note 10, “Debt Obligations,” for additional information.
Treasury Stock: Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued, and is accounted for under the cost method. Treasury stock is excluded from the Company’s outstanding shares and recorded as a reduction of “Stockholders’ equity” within the Company’s unaudited Condensed Consolidated Balance Sheets, unless the repurchased shares are immediately retired. Incremental direct costs to purchase treasury stock, such as excise taxes and commission fees, are included in the cost of the shares acquired. As of June 30, 2024, the outstanding balance of the excise tax liability was $1.8 million and was included in “Accrued liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. There was no outstanding excise tax liability balance as of December 31, 2023.
Recently Issued Accounting Pronouncements: During the three and six months ended June 30, 2024, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effect of adopting Accounting Standards Update

(“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” and ASU No. 2023-09, “Improvements to Income Tax Disclosures,” on its disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	June 30, 2024				December 31, 2023
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$31,746	$—	$—	$31,746	$2,795	$—	$—	$2,795
Cash equivalents:
Money market funds	83,232	—	—	83,232	61,166	—	—	61,166
U.S. Treasury securities	123,013	1	—	123,014	92,113	14	—	92,127
Commercial paper	57,279	—	(4)	57,275	93,447	15	—	93,462
Certificates of deposit	337	—	—	337	13,799	2	—	13,801
Total cash equivalents	263,861	1	(4)	263,858	260,525	31	—	260,556
Total cash and equivalents	295,607	1	(4)	295,604	263,320	31	—	263,351
Short-term investments:
U.S. agency securities	2,240	—	—	2,240	118,370	—	(78)	118,292
U.S. Treasury securities	629,472	33	(84)	629,421	615,962	249	(10)	616,201
Commercial paper	9,737	—	—	9,737	—	—	—	—
Total short-term investments	641,449	33	(84)	641,398	734,332	249	(88)	734,493
Total cash, cash equivalents and short-term investments	$937,056	$34	$(88)	$937,002	$997,652	$280	$(88)	$997,844
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and six months ended June 30, 2024 and 2023. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of June 30, 2024, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains	$1	$—	$3	$505
Gross realized losses	$8	$—	$14	$139
Interest and investment income(1)	$12,402	$13,805	$25,272	$27,152
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of June 30, 2024, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $822.0 million.

NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2024	December 31, 2023
(in thousands)
Raw materials and supplies, including spare parts(1)	$44,556	$42,371
Mined ore stockpiles	30,638	28,507
Work in process	28,350	15,019
Finished goods	11,840	9,285
Total current inventories	115,384	95,182
Add: Non-current portion(2)	17,102	13,350
Total inventories	$132,486	$108,532
(1)Includes raw materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing capabilities.
(2)Primarily represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of June 30, 2024 and December 31, 2023, were $10.8 million and $9.1 million, respectively.
As of June 30, 2024, the Company determined that a lower of cost or net realizable value reserve of $17.8 million was necessary on certain of the Company’s work in process and finished goods inventories, representing an increase of the reserve of $11.8 million since March 31, 2024. The reserve is largely attributable to elevated carrying costs of the Company’s initial production of separated products given the early stage of ramping the Stage II facilities to normalized production levels. Changes in the reserve are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the unaudited Condensed Consolidated Statements of Operations. There were no lower of cost or net realizable value reserves for the three and six months ended June 30, 2023.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	June 30, 2024	December 31, 2023
(in thousands)
Land and land improvements	$39,351	$27,091
Buildings and building improvements	93,666	92,203
Machinery and equipment	539,679	503,145
Assets under construction	257,706	211,848
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,368,797	1,272,682
Less: Accumulated depreciation and depletion	(151,724)	(114,628)
Property, plant and equipment, net	$1,217,073	$1,158,054
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $96.1 million and $128.6 million for the six months ended June 30, 2024 and 2023, respectively, including amounts not yet paid (see Note 20, “Supplemental Cash Flow Information”). The capitalized expenditures for the six months ended June 30, 2024, related primarily to machinery, equipment and assets under construction to support the Company’s Fort Worth Facility, as well as its HREE Facility (as defined in Note 15, “Government Grants”), and other projects at Mountain Pass. The capitalized expenditures for the six months ended June 30, 2023, related to machinery, equipment, and assets under construction to support the Company’s Stage II optimization project, and assets under construction for its Fort Worth Facility.

The Company’s depreciation and depletion expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$15,094	$9,189	$29,994	$14,434
Depletion expense	$2,763	$2,963	$5,895	$5,763
The Company recognized $2.2 million and $4.7 million of demolition costs for the three and six months ended June 30, 2023, which are included in “Other operating costs and expenses” within the Company’s unaudited Condensed Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have never been used in the Company’s operations. There were no property, plant and equipment impairments recognized for the three and six months ended June 30, 2024 and 2023. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 15, “Government Grants.”
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance was $9.3 million and $9.7 million, as of June 30, 2024, and December 31, 2023, respectively, and pertains to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. The Company determined that VREX Holdco is a variable interest entity, but that the Company is not the primary beneficiary. Consequently, the Company does not consolidate VREX Holdco, and instead, accounts for its investment in VREX Holdco under the equity method of accounting as it has the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
For the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.3 million of Company’s share of VREX Holdco’s net loss, respectively, which were included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, the tolling fees due to VREX Holdco pursuant to the Tolling Agreement (as defined in Note 19, “Related-Party Transactions,”) and capitalized to inventories that are subject to intra-entity profit or loss elimination were immaterial. See Note 19, “Related-Party Transactions,” for a discussion on the transactions between the Company and VREX Holdco during the three and six months ended June 30, 2024.
As of June 30, 2024, the Company evaluated its equity method investment for impairment to determine if there were any events or changes in circumstances that would indicate if the carrying amount of its investment had experienced an “other-than-temporary” decline in value. As a result, no impairment charges were recorded during the three and six months ended June 30, 2024.
NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	June 30, 2024	December 31, 2023
(in thousands)
Intangible assets with indefinite lives:
Emissions allowances	$316	$316
Intangible assets with definite lives:
Patent and intellectual property license	8,963	8,963
Less: Accumulated amortization	(996)	(398)
Patent and intellectual property license, net	7,967	8,565
Intangible assets, net	$8,283	$8,881
Amortization expense related to amortizing intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2024. There was no amortization expense related to amortizing intangible assets recognized for the three and six months ended June 30, 2023. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of June 30, 2024, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056.
As of June 30, 2024, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2024 and 2023.
The balance as of both June 30, 2024 and December 31, 2023, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $52.6 million and $50.2 million as of June 30, 2024, and December 31, 2023, respectively.
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
As of June 30, 2024, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 24 years. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and six months ended June 30, 2024 and 2023.
The total estimated aggregate undiscounted cost of $26.4 million and $26.7 million as of June 30, 2024, and December 31, 2023, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both June 30, 2024, and December 31, 2023, included current portions of $0.5 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of June 30, 2024, and December 31, 2023, the Company had financial assurance requirements of $45.5 million and $45.4 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
(in thousands)
Accrued payroll and related	$10,777	$14,499
Accrued construction costs	51,950	46,976
Accrued taxes	3,391	3,373
Other accrued liabilities	8,825	9,091
Accrued liabilities	$74,943	$73,939

NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$210,000	$(1,909)	$208,091	$690,000	$(8,020)	$681,980
Convertible Notes due 2030	747,500	(18,981)	728,519	—	—	—
Total long-term debt outstanding	$957,500	$(20,890)	$936,610	$690,000	$(8,020)	$681,980
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of the repurchases of 2026 Notes, during the six months ended June 30, 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s unaudited Condensed Consolidated Statements of Operations.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of June 30, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994 shares. The 2026 Notes’ if-converted value did not exceed its principal amount as of June 30, 2024.
In March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount, per $1,000 principal amount of the 2026 Notes, of $1,000. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of the Company’s common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, the Company could have elected to settle the 2026 Notes in cash, shares of the Company’s common stock or a combination thereof.
Convertible Notes due 2030
In March 2024, the Company issued $747.5 million in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Notes”), at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024. In connection with the issuance, the Company recorded debt issuance costs of $19.9 million, of which $3.7 million was settled through the issuance of shares of the Company’s common stock (see Note 20, “Supplemental Cash Flow Information”).
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of June 30, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646 shares. The 2030 Notes’ if-converted value did not exceed its principal amount as of June 30, 2024.

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
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to APIC within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million.
The Company elected to integrate the Capped Call Options with the 2030 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $65.3 million gross cost of the purchased Capped Call Options will be deductible for income tax purposes as original discount interest over the term of the 2030 Notes.

Interest expense related to the Convertible Notes was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Coupon interest	$5,737	$431	$7,651	$862
Amortization of debt issuance costs	978	884	1,891	1,766
Convertible Notes interest expense	$6,715	$1,315	$9,542	$2,628
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.49%, respectively. The remaining term of the 2026 Notes and the 2030 Notes were 1.8 years and 5.7 years, respectively, as of June 30, 2024.
Equipment Notes
The Company has financing agreements for the purchase of certain equipment, including trucks and loaders, graders, and various other machinery. The Company’s equipment notes, which are secured by the purchased equipment, have terms of 5 years and interest rates of 4.5% per annum.
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2024	December 31, 2023
(in thousands)
Equipment notes
Current	$2,051	$2,106
Non-current	1,600	2,637
	$3,651	$4,743
As of June 30, 2024, none of the agreements or indentures governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for certain office space, warehouses, vehicles and equipment used in its operations. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of June 30, 2024, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No ROU asset impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	June 30, 2024	December 31, 2023
(in thousands)
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$9,357	$10,065

Operating lease liability, current	Other current liabilities	$998	$959
Operating lease liability, non-current	Operating lease liabilities	6,314	6,829
Total operating lease liabilities		$7,312	$7,788

Finance leases:
Right-of-use assets	Other non-current assets	$481	$591

Finance lease liability, current	Other current liabilities	$189	$195
Finance lease liability, non-current	Other non-current liabilities	288	388
Total finance lease liabilities		$477	$583
NOTE 12—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 29.3% and 28.4% for the three and six months ended June 30, 2024, respectively, as compared to 42.7% and 23.0% for the three and six months ended June 30, 2023, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and projections of pretax earnings, are considered in assessing its ability to realize its net deferred tax assets.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction on its Fort Worth Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The 48C Credit is not eligible for direct pay (i.e., it is nonrefundable); however, it is transferable to an unrelated taxpayer at a negotiated rate. As of June 30, 2024, the Company placed into service certified projects and recognized a $3.5 million 48C Credit, which was recorded to income tax receivable, included in “Prepaid expenses and other current assets,” and deferred investment tax credit, included primarily in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. This amount will be recognized as a reduction to income tax expense on a straight-line basis over the estimated useful life of the associated long-lived assets.
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
The Company is currently in dispute with a general contractor for a construction project, which is scheduled to go to binding arbitration. The Company disputes that it owes any monies (and believes it has a valid claim against the contractor) in connection with this construction project. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the binding arbitration, it is possible that the impact could be material to the Company’s unaudited Condensed Consolidated Financial Statements in the period in which any such outcome becomes probable and reasonably estimable.

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by type of good sold, which are transferred to customers at a point in time:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Rare earth concentrate	$24,426	$64,001	$64,502	$159,667
NdPr oxide and metal	6,531	—	14,858	—
Other rare earth products	301	23	582	57
Total revenue	$31,258	$64,024	$79,942	$159,724
Rare earth concentrate revenue is primarily generated from sales to Shenghe under either the 2022 Offtake Agreement, or starting in January 2024, under the 2024 Offtake Agreement (as such terms are defined in Note 19, “Related-Party Transactions”). The sales price of rare earth concentrate sold to Shenghe under both agreements is based on a preliminary market price per MT and estimated exchange rate between the Chinese yuan and the U.S. dollar, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from sales made primarily under the Company’s distribution agreement with Sumitomo Corporation of Americas. Other rare earth products revenue was generated primarily from sales of other non-concentrate products, including cerium.
Contract Balances: The Company recognizes revenue based on the criteria set forth in ASC Topic 606, “Revenue from Contracts with Customers.” Given the nature of the Company’s contracts with customers, contract assets are not material for any period presented. Furthermore, the amount of revenue recognized in the periods presented from performance obligations that were satisfied (or partially satisfied) in previous periods were not material to any period presented.
Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations. In April 2024, pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million for magnetic precursor materials. As of June 30, 2024, the Company had not yet satisfied any of the related performance obligations, and as such, the Company classified the $50.0 million as current deferred revenue in its unaudited Condensed Consolidated Balance Sheets. The Company expects to satisfy the performance obligations within the 12-month period after June 30, 2024. There were no other deferred revenue balances as of both June 30, 2024 and December 31, 2023.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements (this “project”) in the amount of $9.6 million. During the six months ended June 30, 2024, pursuant to the TIA, the Company received $0.1 million in reimbursements from the DOD, which was the final reimbursement expected for this project. There were no reimbursements received for the six months ended June 30, 2023.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). There were no reimbursements received from the DOD under the HREE Production Project Agreement for the six months ended June 30, 2024 and 2023.
Income-Based Grants: In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components for tax years beginning after December 31, 2022. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In December 2023, the Internal Revenue Service released proposed regulations on the 45X Credit which, among other things, clarified that the definition of “production costs incurred” excludes direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials. The Company accounts for the 45X Credit as an income-based grant as it is not within the scope of ASC 740 due to it being refundable.
As of June 30, 2024 and December 31, 2023, the government grant receivable and deferred government grant within the Company’s unaudited Condensed Consolidated Balance Sheets pertain to the 45X Credit. As of June 30, 2024, the non-current portion of government grant receivable and current portion of deferred government grant of $4.8 million and $1.9 million, respectively, are included in “Other non-current assets” and “Other current liabilities,” respectively. The current portion of deferred government grant as of December 31, 2023, was $1.7 million. For the three and six months ended June 30, 2024, the benefits recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit, which are included as reductions to “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” were $1.9 million and $2.4 million, respectively, and to “Depreciation, depletion and amortization,” were $0.5 million and $0.9 million, respectively. There were no benefits recognized from income-based government grants for the three and six months ended June 30, 2023.
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
Additionally, in March 2024, pursuant to the Company’s share repurchase program, the Company paid $200.8 million to repurchase 13.0 million shares of its outstanding common stock, of which 12.3 million shares were repurchased contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions. As of June 30, 2024, $99.2 million remained available for share repurchase in total under the share repurchase program.
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into the Capped Call Options with the Counterparties, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to APIC within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million. See Note 10, “Debt Obligations,” for additional information.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of June 30, 2024, the Company has not issued any stock options or SARs and there were 5,336,736 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In January 2024, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2024 Performance Share Plan”). Pursuant to the 2024 Performance Share Plan, during the six months ended June 30, 2024, the Company granted 177,766 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.

The Company’s stock-based compensation was recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$617	$795	$2,076	$1,917
Selling, general and administrative	4,776	4,636	10,538	10,410
Start-up costs	121	292	235	397
Advanced projects and development	189	7	321	19
Total stock-based compensation expense	$5,703	$5,730	$13,170	$12,743

Stock-based compensation capitalized to property, plant and equipment, net(1)	$(230)	$454	$106	$1,199
(1)Includes the impact of forfeitures recognized during the three and six months ended June 30, 2024.
NOTE 17—FAIR VALUE MEASUREMENTS
ASC 820, “Fair Value Measurement,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$295,604	$295,604	$295,604	$—	$—
Short-term investments	$641,398	$641,398	$641,398	$—	$—
Restricted cash	$1,436	$1,436	$1,436	$—	$—
Financial liabilities:
2026 Notes	$208,091	$186,638	$186,638	$—	$—
2030 Notes	$728,519	$671,330	$671,330	$—	$—
Equipment notes	$3,651	$3,580	$—	$3,580	$—

	December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$263,351	$263,351	$263,351	$—	$—
Short-term investments	$734,493	$734,493	$734,493	$—	$—
Restricted cash	$1,637	$1,637	$1,637	$—	$—
Financial liabilities:
2026 Notes	$681,980	$619,496	$619,496	$—	$—
Equipment notes	$4,743	$4,628	$—	$4,628	$—
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings (loss) per share to the weighted-average common shares outstanding used in the calculation of diluted earnings (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Weighted-average shares outstanding, basic	165,344,511	176,984,917	169,950,658	176,933,605
Assumed conversion of 2026 Notes	—	—	6,117,488	15,584,409
Assumed conversion of restricted stock	—	555,282	—	639,214
Assumed conversion of RSUs	—	318,919	—	371,591
Weighted-average shares outstanding, diluted	165,344,511	177,859,118	176,068,146	193,528,819

The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
2026 Notes	—	15,584,409	—	—
2030 Notes	34,380,440	—	34,380,440	—
Restricted Stock	342,601	—	342,601	—
RSUs	1,869,835	399,817	1,869,835	3,184
Total	36,592,876	15,984,226	36,592,876	3,184
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Calculation of basic earnings (loss) per share:
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842
Weighted-average shares outstanding, basic	165,344,511	176,984,917	169,950,658	176,933,605
Basic earnings (loss) per share	$(0.21)	$0.04	$(0.10)	$0.25

Calculation of diluted earnings (loss) per share:
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842
Interest expense, net of tax(1):
2026 Notes(2)	—	—	760	2,025
Gain on early extinguishment of debt(1)(2)(3)	—	—	(33,145)	$—
Diluted income (loss)	$(34,055)	$7,395	$(49,951)	$46,867
Weighted-average shares outstanding, diluted	165,344,511	177,859,118	176,068,146	193,528,819
Diluted earnings (loss) per share	$(0.21)	$0.04	$(0.28)	$0.24
(1)The six months ended June 30, 2024 and 2023, were tax-effected at a rate of 28.4% and 23.0%, respectively.
(2)The 2026 Notes were antidilutive for the three months ended June 30, 2024 and 2023. Convertible debt becomes antidilutive whenever the combined impact of interest expense and any gains or losses recognized on actual settlements of convertible debt (net of tax) per common share obtainable upon conversion exceeds basic earnings (loss) per share.
(3)Pertains to the 2026 Notes, a portion of which were repurchased during the six months ended June 30, 2024.
In connection with the issuance of the 2030 Notes, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of June 30, 2024.
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
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Rare earth concentrate	$24,426	$62,630	$64,502	$151,684
NdPr oxide and metal	$1,699	$—	$2,245	$—
Cost of sales (excluding depreciation, depletion and amortization)	$21,477	$22,279	$40,709	$44,988
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $1.2 million and $2.3 million for the three and six months ended June 30, 2024, respectively, as compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.
Accounts Receivable: As of June 30, 2024, and December 31, 2023, $3.4 million and $9.2 million, respectively, of the accounts receivable as stated in the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest	$910	$1,045
Cash payments related to income taxes	$—	$23,101
Change in construction payables and accrued construction costs	$(2,211)	$(1,600)
Supplemental non-cash investing and financing activities:
Common stock issued in exchange for financial advisory services	$3,737	$—
Operating ROU assets obtained in exchange for lease liabilities	$—	$7,304
Excise tax obligation related to repurchases of common stock	$1,794	$—

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
We produce rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. Following the commissioning of our Stage II optimization project (“Stage II”) in the second half of 2023, we began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, we have a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen models based on GM’s Ultium Platform. In April 2024, pursuant to the long-term supply agreement with GM, we received a $50.0 million initial prepayment for magnetic precursor materials. See Note 14, “Revenue Recognition” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details. These developments are part of our Stage III downstream expansion strategy (“Stage III”).
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
Section 48C Qualifying Advanced Energy Project Tax Credit
In March 2024, we were awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction of our Fort Worth Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The allocation of the awards under the 48C Credit was issued by the Internal Revenue Service and Treasury following a competitive, oversubscribed process administered by the Department of Energy that evaluated the technical and commercial viability and environmental and community impact of approximately 250 projects. See Note 12, “Income Taxes,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Rare earth concentrate
REO Production Volume (MTs)	9,084	10,863	(1,779)	(16)%	20,235	21,534	(1,299)	(6)%
REO Sales Volume (MTs)	5,839	10,271	(4,432)	(43)%	15,171	20,486	(5,315)	(26)%
Realized Price per REO MT	$4,183	$6,231	$(2,048)	(33)%	$4,252	$7,794	$(3,542)	(45)%
Separated NdPr products
NdPr Production Volume (MTs)	272	N/A	N/A	N/A	403	N/A	N/A	N/A
NdPr Sales Volume (MTs)	136	N/A	N/A	N/A	270	N/A	N/A	N/A
NdPr Realized Price per KG	$48	N/A	N/A	N/A	$55	N/A	N/A	N/A

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

REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO Sales Volume is a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume includes both traditional concentrate as well as roasted concentrate.
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
We have a mix of contracts with customers where we sell NdPr as (i) oxide, (ii) metal, where the amount of oxide required to produce such metal is variable, and (iii) metal, where we have a guarantee of the amount produced and sold based on the amount of oxide consumed. Among other factors, differences between quarterly NdPr Production Volume and NdPr Sales Volume may be caused by the time required for the conversion of NdPr oxide to NdPr metal, including time in-transit.
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
Maximizing Production Efficiency
Subsequent to the implementation of our Stage I optimization plan, and starting in 2021, we have achieved at least 40,000 MTs of annual REO Production Volume. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which has allowed us to achieve approximately 92% uptime in 2023. Our Stage I optimization plan enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
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
During the second half of 2023, we began producing separated rare earth products. However, we expect that it may take many quarters to achieve our designed throughput of separated products. As we increase production of separated products over time, we expect to improve our per-unit production costs of NdPr oxide, which represents a majority of the value contained in our concentrate. Until such time, we may experience unstable operations and elevated costs of our initial production of separated products.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue:
Rare earth concentrate	$24,426	$64,001	$(39,575)	(62)%	$64,502	$159,667	$(95,165)	(60)%
NdPr oxide and metal	6,531	—	6,531	N/M	14,858	—	14,858	N/M
Other rare earth products	301	23	278	N/M	582	57	525	921%
Total revenue	31,258	64,024	(32,766)	(51)%	79,942	159,724	(79,782)	(50)%
Operating costs and expenses:
Cost of sales(1)	41,463	22,704	18,759	83%	77,057	46,920	30,137	64%
Selling, general and administrative	21,434	18,865	2,569	14%	42,701	38,268	4,433	12%
Depreciation, depletion and amortization	18,210	12,203	6,007	49%	36,595	20,325	16,270	80%
Start-up costs	1,373	4,121	(2,748)	(67)%	2,660	8,789	(6,129)	(70)%
Advanced projects and development	1,886	3,101	(1,215)	(39)%	6,092	6,713	(621)	(9)%
Other operating costs and expenses	384	2,547	(2,163)	(85)%	761	5,264	(4,503)	(86)%
Total operating costs and expenses	84,750	63,541	21,209	33%	165,866	126,279	39,587	31%
Operating income (loss)	(53,492)	483	(53,975)	N/M	(85,924)	33,445	(119,369)	N/M
Interest expense, net	(6,745)	(1,392)	(5,353)	385%	(9,602)	(2,751)	(6,851)	249%
Gain on early extinguishment of debt	—	—	—	N/M	46,265	—	46,265	N/M
Other income, net	12,084	13,821	(1,737)	(13)%	24,741	27,514	(2,773)	(10)%
Income (loss) before income taxes	(48,153)	12,912	(61,065)	N/M	(24,520)	58,208	(82,728)	N/M
Income tax benefit (expense)	14,098	(5,517)	19,615	N/M	6,954	(13,366)	20,320	N/M
Net income (loss)	$(34,055)	$7,395	$(41,450)	N/M	$(17,566)	$44,842	$(62,408)	N/M

Adjusted EBITDA(2)	$(27,060)	$26,951	$(54,011)	N/M	$(28,293)	$85,651	$(113,944)	N/M
Adjusted Net Income (Loss)(2)	$(28,036)	$17,023	$(45,059)	N/M	$(35,528)	$68,350	$(103,878)	N/M
N/M = Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Rare earth concentrate revenue consists primarily of sales of traditional and roasted rare earth concentrate. The decreases in rare earth concentrate revenue for the three and six months ended June 30, 2024, as compared to the respective prior year periods, were driven by lower Realized Price per REO MT, which decreased by 33% and 45%, respectively, as well as lower REO Sales Volume, which decreased by 43% and 26%, respectively.

Realized Price per REO MT for the three and six months ended June 30, 2024, reflects the continued softness in the pricing environment for rare earth products. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The decline in the market prices for rare earth products was largely attributable to lower than anticipated growth in demand for magnetic products, which negatively impacted the price of REE. The decreases in REO Sales Volume for the three and six months ended June 30, 2024, were due to the ramp-up of Stage II operations where a significant portion of the REO produced, which could otherwise have been sold as rare earth concentrate, was used to produce packaged and finished separated rare earth products. In addition, the decreases in REO Sales Volume were also impacted by higher unplanned downtime as a result of equipment damage to one of our thickeners, which impacted production for approximately three weeks and contributed to decreases in REO Production Volume for the three and six months ended June 30, 2024.
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
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal, which commenced in the fourth quarter of 2023, primarily pursuant to our distribution agreement with Sumitomo Corporation of Americas. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger proportion of our total revenue. Accordingly, to the extent we sell a greater volume of NdPr oxide and NdPr metal, we expect that rare earth concentrate revenue will decline in future periods.
Cost of sales (excluding depreciation, depletion and amortization) (“COS”) consists of production- and processing-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation), mining and processing supplies and reagents, parts and labor for the maintenance of our mining fleet and processing facilities, other facilities-related costs (such as property taxes and utilities), packaging materials, and shipping and freight costs.
COS for the three and six months ended June 30, 2024, increased year over year primarily due to the current year periods’ inclusion of $11.8 million and $17.8 million, respectively, in reserves on certain of our work in process and finished goods inventories. We may incur additional similar reserves of inventories prior to achieving normalized production levels on our Stage II facilities. The increases in COS were also driven by: (i) $1.9 million in higher repairs and maintenance expenses associated with the thickener equipment damage in the second quarter of 2024; (ii) higher payroll costs, which increased as a result of salaries and wages of certain employees no longer being considered start-up costs given the commencement of initial production of separated products in late 2023; and (iii) higher professional services, as well as higher property and other taxes.
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
SG&A expenses increased by $2.6 million, or 14% for the three months ended June 30, 2024, and by $4.4 million, or 12% for the six months ended June 30, 2024, as compared to the respective prior year periods. The increases in SG&A expenses were primarily due to higher legal costs and additional professional services costs related to our enterprise resource planning system implementation. In addition, SG&A expenses for the six months ended June 30, 2024, were also impacted by higher personnel costs (other than stock-based compensation expense), in part to support our downstream expansion.
Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increase in depreciation, depletion and amortization for the three and six months ended June 30, 2024, primarily reflects an increase in depreciation of $5.9 million and $15.6 million, respectively. Depreciation increased as a result of the timing of placing new circuits and facilities associated with our Stage II optimization project into service, which occurred progressively throughout 2023, and the placement of certain of our Fort Worth Facility assets into service in the fourth quarter of 2023.
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
Start-up costs for the three and six months ended June 30, 2024, decreased by $2.7 million and $6.1 million, respectively, as compared to the prior year comparable periods, attributable to the commencement of our operations related to our Stage II optimization project. As mentioned above, start-up costs associated with Stage II decreased, specifically as a result of salaries and wages of certain employees no longer being considered start-up given the commencement of initial production of separated products in late 2023. Start-up costs attributable to our Stage III initiatives increased modestly year over year, in-line with the development of our magnetics capability and team headcount.
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities. Advanced projects and development for the three and six months ended June 30, 2024, decreased year over year, primarily due to lower costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which decreased by $1.5 million and $1.3 million, respectively, when compared to the respective prior year periods. This was partially offset by continued investment in research and development activities associated with Stage III magnetics, which increased by $0.5 million and $1.0 million, respectively, when compared to the respective prior year periods.
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs. Other operating costs and expenses for the three and six months ended June 30, 2024, decreased year over year as a result of demolition costs incurred in the prior year period, associated with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes, respectively, offset by capitalized interest. Interest expense, net for the three and six months ended June 30, 2024, increased year over year due to the issuance of the 2030 Notes, partially offset by repurchases of the 2026 Notes.
Gain on early extinguishment of debt during the six months ended June 30, 2024, is the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three and six months ended June 30, 2024, decreased year over year as a result of interest and investment income earned on our short-term investments. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax benefit (expense) consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income tax expense as a percentage of income before income taxes) was 29.3% and 28.4% for the three and six months ended June 30, 2024, respectively, as compared to 42.7% and 23.0% for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 and 2023, differed from the statutory tax rate of 21% primarily due to the Section 45X Advanced Manufacturing Production Credit and the California Competes Tax Credit, offset by state income tax expense and a deduction limitation on officers’ compensation.
Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. The timing lag may be the result of, or influenced by, factors such as the timing and duration of shipments or the time required to convert materials. In addition, quarterly production of concentrate is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarters. Finally, since we began production of separated rare earth materials in the third quarter of 2023, certain volumes of REO produced are further processed rather than sold as concentrate.

The following table presents our KPIs for the quarterly periods indicated:

	FY2024		FY2023				FY2022
(in whole units or dollars)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Rare earth concentrate
REO Production Volume (MTs)	9,084	11,151	9,257	10,766	10,863	10,671	10,485	10,886	10,300
REO Sales Volume (MTs)	5,839	9,332	7,174	9,177	10,271	10,215	10,816	10,676	10,000
Realized Price per REO MT	$4,183	$4,294	$5,622	$5,718	$6,231	$9,365	$8,515	$11,636	$13,918
Separated NdPr products
NdPr Production Volume (MTs)	272	131	150	50	N/A	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	136	134	10	—	N/A	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$48	$62	$70	N/A	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Our principal sources of liquidity have been financing through the consummation of the business combination with Fortress Value Acquisition Corp. in November 2020, the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $731.4 million prior to the use of a portion of these funds to repurchase the 2026 Notes, repurchase shares of our common stock, and purchase Capped Call Options, as discussed below. As of June 30, 2024, we had $937.0 million of cash, cash equivalents and short-term investments and $957.5 million principal amount of long-term debt.
Our results of operations and cash flows depend in large part upon the market prices of REO and particularly the price of rare earth concentrate. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future, uncertainty continues to exist as to the market price of REO, as evidenced by the volatility experienced in 2022 and the significant decrease in the market price of REO subsequently experienced, primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products. The significant decrease in the market price of rare earth products negatively impacted our cash flows from operations and liquidity.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. As we began the transition to selling separated rare earth products in 2023, our working capital needs increased materially, portions of which we expect to continue in 2024 as we ramp up the production and sales of separated rare earth products and advance our Stage III magnetics initiatives.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. With the construction portion of our Stage II optimization project complete, our principal capital expenditure requirements relate mainly to further investment in Mountain Pass, including the development of the HREE Facility, Upstream 60K, and other growth and investment projects, completing the buildout of the Fort Worth Facility, as well as periodic repairs and maintenance of mining and rare earth processing equipment. We expect to spend between $200 million and $250 million of capital costs in 2024, with further costs for all of these identified projects in 2025. Our future capital requirements will also depend on several other factors, including market conditions, decisions regarding downstream production capability, and future acquisitions.
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
Contemporaneous with the pricing of the 2030 Notes, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price we paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, we repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of the repurchases of 2026 Notes, during the six months ended June 30, 2024, we recorded a $46.3 million gain on early extinguishment of debt.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of June 30, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994 shares.
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
2030 Notes: In March 2024, we issued $747.5 million in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030, at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024. In connection with the issuance, we recorded debt issuance costs of $19.9 million, of which $3.7 million was settled through the issuance of shares of our common stock.
The 2030 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of June 30, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646 shares.
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
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. As of June 30, 2024, we had $3.7 million in principal (and accrued interest) outstanding under the equipment notes. See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of June 30, 2024, we had future expected lease payment obligations totaling $9.5 million, with $1.7 million due within the next 12 months. See Note 11, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
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
During the six months ended June 30, 2024, we repurchased 13.0 million shares of our common stock under the program at an aggregate cost of $200.8 million. See Note 16, “Stockholders’ Equity and Stock-based Compensation,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(10,284)	$65,459	$(75,743)	N/M
Investing activities	$10,970	$728,114	$(717,144)	(98)%
Financing activities	$31,366	$(7,599)	$38,965	N/M
N/M = Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash used in operating activities was $10.3 million for the six months ended June 30, 2024, as compared to net cash provided by operating activities of $65.5 million in the prior year period. The change in cash flows from operating activities was primarily driven by a decrease in revenue and an increase in inventories to support commissioning of our Stage II separations facilities and the related change in working capital as we increase production of separated products. These decreases were partially offset by the receipt of a $50.0 million initial prepayment pursuant to the long-term supply agreement with GM for magnetic precursor materials.
Net Cash Provided by Investing Activities: Net cash provided by investing activities decreased by $717.1 million for the six months ended June 30, 2024, as compared to the prior year period. The change in cash flows from investing activities was primarily driven by the net cash flow impact, which was $749.2 million, of a year-over-year decrease in proceeds from short-term investments, offset by year-over-year increases in purchases and maturities of short-term investments. Also, additions to property, plant and equipment for the six months ended June 30, 2024, decreased by $32.0 million when compared to the prior year period, and related primarily to a decrease in construction spend on our Stage II optimization project given the timing of completion.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2024, as compared to net cash used in financing activities of $7.6 million in the prior year period. The change in cash flows from financing activities was driven by the net cash flow impact, which was $36.7 million, of the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, all of which occurred during the six months ended June 30, 2024.
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

The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our Net income (loss), which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842
Adjusted for:
Depreciation, depletion and amortization	18,210	12,203	36,595	20,325
Interest expense, net	6,745	1,392	9,602	2,751
Income tax expense (benefit)	(14,098)	5,517	(6,954)	13,366
Stock-based compensation expense(1)	5,703	5,730	13,170	12,743
Initial start-up costs(2)	1,252	3,828	2,425	8,392
Transaction-related and other costs(3)	883	2,160	4,680	5,482
Accretion of asset retirement and environmental obligations(4)	230	227	461	454
Loss on disposals of long-lived assets, net(4)	154	2,320	300	4,810
Gain on early extinguishment of debt(5)	—	—	(46,265)	—
Other income, net	(12,084)	(13,821)	(24,741)	(27,514)
Adjusted EBITDA	$(27,060)	$26,951	$(28,293)	$85,651
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
(4)Included in “Other operating costs and expenses” within our unaudited Condensed Consolidated Statements of Operations.
(5)Pertains to the gain recognized on the repurchase of $480.0 million aggregate principal amount of our 2026 Notes in March 2024.
Adjusted Net Income (Loss) and Adjusted Diluted EPS
We calculate Adjusted Net Income (Loss) as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per share excluding the per share impact, using adjusted diluted weighted-average shares outstanding, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per share and Adjusted Diluted EPS. When applicable, adjusted diluted weighted-average shares outstanding reflect the anti-dilutive impact of our Capped Call Options entered into in connection with the issuance of our 2030 Notes.
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
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our Net income (loss), which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(34,055)	$7,395	$(17,566)	$44,842
Adjusted for:
Stock-based compensation expense(1)	5,703	5,730	13,170	12,743
Initial start-up costs(2)	1,252	3,828	2,425	8,392
Transaction-related and other costs(3)	883	2,160	4,680	5,482
Loss on disposals of long-lived assets, net(4)	154	2,320	300	4,810
Gain on early extinguishment of debt(5)	—	—	(46,265)	—
Other	—	(21)	—	(41)
Tax impact of adjustments above(6)	(1,973)	(4,389)	7,728	(7,878)
Adjusted Net Income (Loss)	$(28,036)	$17,023	$(35,528)	$68,350
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
(4)Included in “Other operating costs and expenses” within our unaudited Condensed Consolidated Statements of Operations.
(5)Pertains to the gain recognized on the repurchase of $480.0 million aggregate principal amount of our 2026 Notes in March 2024.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 24.7%, 30.1%, 31.3% and 25.1% for the three and six months ended June 30, 2024 and 2023, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings (loss) per share, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Diluted earnings (loss) per share	$(0.21)	$0.04	$(0.28)	$0.24
Adjusted for:
Stock-based compensation expense	0.03	0.03	0.07	0.07
Initial start-up costs	0.01	0.02	0.01	0.04
Transaction-related and other costs	0.01	0.01	0.03	0.03
Loss on disposals of long-lived assets, net	—	0.01	—	0.02
Gain on early extinguishment of debt	—	—	(0.27)	—
Tax impact of adjustments above(1)	(0.01)	(0.02)	0.05	(0.04)
2026 Notes if-converted method(2)	—	—	0.18	—
Adjusted Diluted EPS	$(0.17)	$0.09	$(0.21)	$0.36

Diluted weighted-average shares outstanding(3)	165,344,511	177,859,118	176,068,146	193,528,819
Assumed conversion of 2026 Notes(3)	—	15,584,409	(6,117,488)	—
Adjusted diluted weighted-average shares outstanding(3)	165,344,511	193,443,527	169,950,658	193,528,819
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 24.7%, 30.1%, 31.3% and 25.1% for the three and six months ended June 30, 2024 and 2023, respectively.
(2)For the six months ended June 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted earnings (loss) per share but antidilutive for purposes of computing Adjusted Diluted EPS, within this reconciliation, we have included this adjustment to reverse the impact of applying the if-converted method to the 2026 Notes in the computation of GAAP diluted earnings (loss) per share.
(3)For the six months ended June 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted earnings (loss) per share but antidilutive for purposes of computing Adjusted Diluted EPS, the adjusted diluted weighted-average shares outstanding exclude the potentially dilutive securities associated with the 2026 Notes. For the three months ended June 30, 2023, the 2026 Notes were antidilutive for GAAP purposes. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of the 2026 Notes since they would not be antidilutive when using Adjusted Net Income (Loss) as the numerator in the calculation of Adjusted Diluted EPS.
Free Cash Flow
We calculate Free Cash Flow as net cash provided by or used in operating activities less additions to property, plant and equipment, net of proceeds from government awards used for construction. We believe Free Cash Flow is useful for comparing our ability to generate cash with that of our peers. The presentation of Free Cash Flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(10,284)	$65,459
Additions to property, plant and equipment, net(1)	(98,230)	(130,236)
Free Cash Flow	$(108,514)	$(64,777)
(1)Amount for the six months ended June 30, 2024, is net of $0.1 million in proceeds from government awards used for construction.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2024.

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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A. “Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2024. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 and our Form 10-Q for the quarterly period ended March 31, 2024.

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
There were no shares repurchased during the three months ended June 30, 2024, and $99.2 million remains available for share repurchases in total under the share repurchase program.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2024.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

MP MATERIALS CORP.

Dated:	August 6, 2024	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer