Form 10-Q
period 2024-09-30
MP Materials Corp. / DE
filed 2024-11-08
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2024, the number of shares of the registrant’s common stock outstanding was 163,207,224.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$284,434	$263,351
Short-term investments	582,056	734,493
Total cash, cash equivalents and short-term investments	866,490	997,844
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	14,549	10,029
Inventories	116,699	95,182
Government grant receivable	7,846	19,302
Prepaid expenses and other current assets	11,599	8,820
Total current assets	1,017,183	1,131,177
Non-current assets
Property, plant and equipment, net	1,230,517	1,158,054
Operating lease right-of-use assets	9,004	10,065
Inventories	19,825	13,350
Equity method investment	8,962	9,673
Intangible assets, net	7,970	8,881
Other non-current assets	6,825	5,252
Total non-current assets	1,283,103	1,205,275
Total assets	$2,300,286	$2,336,452
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$21,711	$27,995
Accrued liabilities	66,224	73,939
Deferred revenue	50,000	—
Other current liabilities	8,854	6,616
Total current liabilities	146,789	108,550
Non-current liabilities
Asset retirement obligations	5,856	5,518
Environmental obligations	16,506	16,545
Long-term debt, net	937,634	681,980
Operating lease liabilities	6,016	6,829
Deferred government grant	19,836	17,433
Deferred income taxes	98,541	130,793
Other non-current liabilities	4,568	3,025
Total non-current liabilities	1,088,957	862,123
Total liabilities	1,235,746	970,673
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,439,486 and 178,082,383 shares issued, and 163,189,704 and 178,082,383 shares outstanding, as of September 30, 2024, and December 31, 2023, respectively)	18	17
Additional paid-in capital	948,687	979,891
Retained earnings	342,644	385,726
Accumulated other comprehensive income	296	145
Treasury stock, at cost, 15,249,782 and 0 shares, respectively	(227,105)	—
Total stockholders’ equity	1,064,540	1,365,779
Total liabilities and stockholders’ equity	$2,300,286	$2,336,452
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue:
Rare earth concentrate (including related party)	$43,053	$52,472	$107,555	$212,139
NdPr oxide and metal (including related party)	19,179	—	34,037	—
Other revenue	695	44	1,277	101
Total revenue	62,927	52,516	142,869	212,240

Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	57,266	22,217	134,323	69,137
Selling, general and administrative	21,525	19,561	64,226	57,829
Depreciation, depletion and amortization	19,344	16,751	55,939	37,076
Start-up costs	1,627	7,336	4,287	16,125
Advanced projects and development	2,051	2,873	8,143	9,586
Other operating costs and expenses	654	1,314	1,415	6,578
Total operating costs and expenses	102,467	70,052	268,333	196,331
Operating income (loss)	(39,540)	(17,536)	(125,464)	15,909
Interest expense, net	(6,646)	(1,396)	(16,248)	(4,147)
Gain on early extinguishment of debt	—	—	46,265	—
Other income, net	11,320	14,456	36,061	41,970
Income (loss) before income taxes	(34,866)	(4,476)	(59,386)	53,732
Income tax benefit (expense)	9,350	200	16,304	(13,166)
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566

Earnings (loss) per share:
Basic	$(0.16)	$(0.02)	$(0.26)	$0.23
Diluted	$(0.16)	$(0.02)	$(0.44)	$0.22

Weighted-average shares outstanding:
Basic	164,149,348	177,231,717	168,002,773	177,034,068
Diluted	164,149,348	177,231,717	172,066,214	193,632,662
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	388	134	203	(221)
Foreign currency translation loss	(2)	—	(52)	—
Total comprehensive income (loss)	$(25,130)	$(4,142)	$(42,931)	$40,345
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended September 30, 2024 and 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2024	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038
Stock-based compensation	—	—	83,850	—	5,632	—	—	—	5,632
Shares used to settle payroll tax withholding	—	—	(31,707)	—	(453)	—	—	—	(453)
Repurchases of common stock	—	—	(2,237,394)	—	—	—	—	(24,547)	(24,547)
Common stock issued to acquire intangible asset	—	—	43,573	—	—	—	—	—	—
Net loss	—	—	—	—	—	(25,516)	—	—	(25,516)
Other comprehensive income, net of tax	—	—	—	—	—	—	386	—	386
Balance as of September 30, 2024	—	$—	163,189,704	$18	$948,687	$342,644	$296	$(227,105)	$1,064,540

Balance as of July 1, 2023	—	$—	177,626,668	$17	$958,819	$406,261	$(166)	$—	$1,364,931
Stock-based compensation	—	—	37,236	—	6,665	—	—	—	6,665
Shares used to settle payroll tax withholding	—	—	(13,808)	—	(344)	—	—	—	(344)
Common stock issued to acquire intangible asset	—	—	152,504	—	8,963	—	—	—	8,963
Net loss	—	—	—	—	—	(4,276)	—	—	(4,276)
Other comprehensive income, net of tax	—	—	—	—	—	—	134	—	134
Balance as of September 30, 2023	—	$—	177,802,600	$17	$974,103	$401,985	$(32)	$—	$1,376,073

	Nine months ended September 30, 2024 and 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	354,237	1	18,907	—	—	—	18,908
Shares used to settle payroll tax withholding	—	—	(281,370)	—	(4,577)	—	—	—	(4,577)
Repurchases of common stock	—	—	(15,249,782)	—	—	—	—	(227,105)	(227,105)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Common stock issued to acquire intangible asset	—	—	43,573	—	—	—	—	—	—
Capped Call Options related to 2030 Notes	—	—	—	—	(49,271)	—	—	—	(49,271)
Net loss	—	—	—	—	—	(43,082)	—	—	(43,082)
Other comprehensive income, net of tax	—	—	—	—	—	—	151	—	151
Balance as of September 30, 2024	—	$—	163,189,704	$18	$948,687	$342,644	$296	$(227,105)	$1,064,540

Balance as of January 1, 2023	—	$—	177,706,608	$18	$951,008	$361,419	$189	$—	$1,312,634
Stock-based compensation	—	—	149,922	—	20,607	—	—	—	20,607
Shares used to settle payroll tax withholding	—	—	(206,434)	(1)	(6,475)	—	—	—	(6,476)
Common stock issued to acquire intangible asset	—	—	152,504	—	8,963	—	—	—	8,963
Net income	—	—	—	—	—	40,566	—	—	40,566
Other comprehensive loss, net of tax	—	—	—	—	—	—	(221)	—	(221)
Balance as of September 30, 2023	—	$—	177,802,600	$17	$974,103	$401,985	$(32)	$—	$1,376,073
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2024	2023
Operating activities:
Net income (loss)	$(43,082)	$40,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	55,939	37,076
Accretion of discount on short-term investments	(23,669)	(17,334)
Gain on early extinguishment of debt	(46,265)	—
Stock-based compensation expense	18,623	19,041
Amortization of debt issuance costs	2,864	2,650
Lower of cost or net realizable value reserve	15,085	—
Deferred income taxes	(16,240)	13,156
Other	1,957	1,091
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(4,520)	19,676
Inventories	(42,851)	(25,498)
Government grant receivable	11,456	—
Prepaid expenses, other current and non-current assets	(2,390)	(1,437)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(1,303)	8,601
Income taxes payable	—	(21,163)
Deferred revenue	50,000	—
Deferred government grant	4,086	—
Other current and non-current liabilities	3,182	55
Net cash provided by (used in) operating activities	(17,128)	76,480
Investing activities:
Additions to property, plant and equipment	(144,768)	(188,927)
Purchases of short-term investments	(1,150,609)	(705,241)
Proceeds from sales of short-term investments	131,776	461,042
Proceeds from maturities of short-term investments	1,195,202	769,907
Proceeds from government awards used for construction	96	1,050
Net cash provided by investing activities	31,697	337,831
Financing activities:
Proceeds from issuance of long-term debt	747,500	—
Payment of debt issuance costs	(16,149)	—
Payments to retire long-term debt	(428,599)	—
Purchase of capped call options	(65,332)	—
Repurchases of common stock	(225,068)	—
Principal payments on debt obligations and finance leases	(1,738)	(2,101)
Tax withholding on stock-based awards	(4,577)	(6,476)
Net cash provided by (used in) financing activities	6,037	(8,577)
Net change in cash, cash equivalents and restricted cash	20,606	405,734
Cash, cash equivalents and restricted cash beginning balance	264,988	143,509
Cash, cash equivalents and restricted cash ending balance	$285,594	$549,243

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$284,434	$547,668
Restricted cash, current	811	1,228
Restricted cash, non-current	349	347
Total cash, cash equivalents and restricted cash	$285,594	$549,243
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
The Company produces rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. In the second half of 2023, the Company began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, the Company has a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen GM models. In April 2024, pursuant to the long-term supply agreement with GM, the Company received a $50.0 million initial prepayment for magnetic precursor materials. See Note 2, “Significant Accounting Policies,” and Note 14, “Revenue Recognition,” for additional details.
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
For the nine months ended September 30, 2024 and 2023, Shenghe was the Company’s principal customer and accounted for more than 80% and 90% of revenue, respectively. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced in 2022 and 2023 primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar. In addition, the ongoing economic conflict between China and the U.S., which has previously resulted in tariffs and trade barriers, may negatively affect the Company’s business and results of operations. See Note 19, “Related-Party Transactions,” for additional information.
Deferred Revenue: Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Amounts expected to be recognized as revenue during the 12-month period after the balance sheet date are classified as current deferred revenue with the remainder classified as non-current in the Company’s unaudited Condensed Consolidated Balance Sheets. See “Contract Balances” in Note 14, “Revenue Recognition,” for additional information.
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
Treasury Stock: Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued, and is accounted for under the cost method. Treasury stock is excluded from the Company’s outstanding shares and recorded as a reduction of “Stockholders’ equity” within the Company’s unaudited Condensed Consolidated Balance Sheets, unless the repurchased shares are immediately retired. Incremental direct costs to purchase treasury stock, such as excise taxes and commission fees, are included in the cost of the shares acquired. As of September 30, 2024, the outstanding balance of the excise tax liability was $2.0 million and was included in “Accrued liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. There was no outstanding excise tax liability balance as of December 31, 2023.
Recently Issued Accounting Pronouncements: During the three and nine months ended September 30, 2024, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effect of adopting Accounting Standards Update

(“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” and ASU No. 2023-09, “Improvements to Income Tax Disclosures,” on its disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	September 30, 2024				December 31, 2023
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$5,406	$—	$—	$5,406	$2,795	$—	$—	$2,795
Cash equivalents:
Money market funds	118,774	—	—	118,774	61,166	—	—	61,166
U.S. Treasury securities	68,669	13	—	68,682	92,113	14	—	92,127
Commercial paper	84,626	23	—	84,649	93,447	15	—	93,462
Certificates of deposit	6,672	1	—	6,673	13,799	2	—	13,801
Municipal securities	250	—	—	250	—	—	—	—
Total cash equivalents	278,991	37	—	279,028	260,525	31	—	260,556
Total cash and equivalents	284,397	37	—	284,434	263,320	31	—	263,351
Short-term investments:
U.S. agency securities	2,240	—	(1)	2,239	118,370	—	(78)	118,292
U.S. Treasury securities	562,072	429	(8)	562,493	615,962	249	(10)	616,201
Commercial paper	17,320	4	—	17,324	—	—	—	—
Total short-term investments	581,632	433	(9)	582,056	734,332	249	(88)	734,493
Total cash, cash equivalents and short-term investments	$866,029	$470	$(9)	$866,490	$997,652	$280	$(88)	$997,844
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and nine months ended September 30, 2024 and 2023. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of September 30, 2024, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains	$3	$1	$6	$506
Gross realized losses	$1	$—	$15	$139
Interest and investment income(1)	$11,759	$14,455	$37,031	$41,607
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of September 30, 2024, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $742.3 million.

NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Raw materials and supplies, including spare parts(1)	$46,138	$42,371
Mined ore stockpiles	30,300	28,507
Work in process	24,695	15,019
Finished goods	15,566	9,285
Total current inventories	116,699	95,182
Add: Non-current portion(2)	19,825	13,350
Total inventories	$136,524	$108,532
(1)Includes raw materials to support activities pertaining to the Company’s rare earth metal, alloy and magnet manufacturing capabilities.
(2)Primarily represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of September 30, 2024 and December 31, 2023, were $12.0 million and $9.1 million, respectively.
As of September 30, 2024, the Company determined that a lower of cost or net realizable value reserve of $15.1 million was necessary on certain of the Company’s work in process and finished goods inventories, representing a decrease of the reserve of $2.7 million since June 30, 2024. The reserve is largely attributable to elevated carrying costs of the Company’s initial production of separated products given the early stage of ramping the Stage II facilities to normalized production levels. Changes in the reserve are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the unaudited Condensed Consolidated Statements of Operations. There were no lower of cost or net realizable value reserves for the three and nine months ended September 30, 2023.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Land and land improvements	$40,254	$27,091
Buildings and building improvements	95,236	92,203
Machinery and equipment	564,681	503,145
Assets under construction	262,994	211,848
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,401,560	1,272,682
Less: Accumulated depreciation and depletion	(171,043)	(114,628)
Property, plant and equipment, net	$1,230,517	$1,158,054
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $130.0 million and $199.9 million for the nine months ended September 30, 2024 and 2023, respectively, including amounts not yet paid (see Note 20, “Supplemental Cash Flow Information”). The capitalized expenditures for the nine months ended September 30, 2024 and 2023, related primarily to machinery, equipment and assets under construction to support the Company’s Fort Worth Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 15, “Government Grants”). The capitalized expenditures for the nine months ended September 30, 2023, also included assets under construction to support the Company’s Stage II optimization project.

The Company’s depreciation and depletion expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$16,018	$13,951	$46,012	$28,385
Depletion expense	$2,969	$2,664	$8,864	$8,407
The Company recognized $0.8 million and $5.5 million of demolition costs for the three and nine months ended September 30, 2023, which are included in “Other operating costs and expenses” within the Company’s unaudited Condensed Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have never been used in the Company’s operations. There were no property, plant and equipment impairments recognized for the three and nine months ended September 30, 2024 and 2023. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 15, “Government Grants.”
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance was $9.0 million and $9.7 million, as of September 30, 2024, and December 31, 2023, respectively, and pertains to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. The Company determined that VREX Holdco is a variable interest entity, but that the Company is not the primary beneficiary. Consequently, the Company does not consolidate VREX Holdco, and instead, accounts for its investment in VREX Holdco under the equity method of accounting as it has the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
For the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.6 million of Company’s share of VREX Holdco’s net loss, respectively, which was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, the tolling fees due to VREX Holdco pursuant to the Tolling Agreement (as defined and discussed in Note 19, “Related-Party Transactions,”) and capitalized to inventories that are subject to intra-entity profit or loss elimination were immaterial.
As of September 30, 2024, the Company evaluated its equity method investment for impairment to determine if there were any events or changes in circumstances that would indicate if the carrying amount of its investment had experienced an “other-than-temporary” decline in value. No impairment charges were recorded during the three and nine months ended September 30, 2024.
NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	September 30, 2024	December 31, 2023
(in thousands)
Intangible assets with indefinite lives:
Emissions allowances	$302	$316
Intangible assets with definite lives:
Patent and intellectual property license	8,963	8,963
Less: Accumulated amortization	(1,295)	(398)
Patent and intellectual property license, net	7,668	8,565
Intangible assets, net	$7,970	$8,881
Amortization expense related to amortizing intangible assets was $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.1 million for both the three and nine months ended September 30, 2023. No impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.

NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of September 30, 2024, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2056.
As of September 30, 2024, the credit-adjusted risk-free rate ranged between 6.5% and 12.0% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and nine months ended September 30, 2024 and 2023.
The balance as of both September 30, 2024 and December 31, 2023, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $52.5 million and $50.2 million as of September 30, 2024, and December 31, 2023, respectively.
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
As of September 30, 2024, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 23 years. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 2.93%. There were no significant changes in the estimated remaining remediation costs for the three and nine months ended September 30, 2024 and 2023.
The total estimated aggregate undiscounted cost of $26.3 million and $26.7 million as of September 30, 2024, and December 31, 2023, respectively, principally related to water monitoring activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of both September 30, 2024, and December 31, 2023, included current portions of $0.5 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of September 30, 2024, and December 31, 2023, the Company had financial assurance requirements of $45.5 million and $45.4 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Accrued payroll and related	$16,396	$14,499
Accrued construction costs	35,258	46,976
Accrued taxes	4,926	3,373
Other accrued liabilities	9,644	9,091
Accrued liabilities	$66,224	$73,939

NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$210,000	$(1,638)	$208,362	$690,000	$(8,020)	$681,980
Convertible Notes due 2030	747,500	(18,228)	729,272	—	—	—
Total long-term debt outstanding	$957,500	$(19,866)	$937,634	$690,000	$(8,020)	$681,980
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases in the first quarter of 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of September 30, 2024, the maximum number of shares of common stock that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994 shares of common stock. The 2026 Notes’ if-converted value did not exceed its principal amount as of September 30, 2024.
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
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of September 30, 2024, the maximum number of shares of common stock that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646 shares of common stock, and the amount by which the 2030 Notes’ if-converted value exceeded its principal amount was $102.0 million.

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

Interest expense related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Coupon interest	$5,738	$431	$13,389	$1,293
Amortization of debt issuance costs	973	884	2,864	2,650
Convertible Notes interest expense	$6,711	$1,315	$16,253	$3,943
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.49%, respectively. The remaining term of the 2026 Notes and the 2030 Notes were 1.5 years and 5.4 years, respectively, as of September 30, 2024.
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
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	September 30, 2024	December 31, 2023
(in thousands)
Equipment notes
Current	$2,074	$2,106
Non-current	1,073	2,637
	$3,147	$4,743
As of September 30, 2024, none of the agreements or indentures governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for certain office space, warehouses, vehicles and equipment used in its operations. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of September 30, 2024, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No right-of-use asset impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
(in thousands)
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$9,004	$10,065

Operating lease liability, current	Other current liabilities	$1,057	$959
Operating lease liability, non-current	Operating lease liabilities	6,016	6,829
Total operating lease liabilities		$7,073	$7,788

Finance leases:
Right-of-use assets	Other non-current assets	$1,002	$591

Finance lease liability, current	Other current liabilities	$566	$195
Finance lease liability, non-current	Other non-current liabilities	442	388
Total finance lease liabilities		$1,008	$583
NOTE 12—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 26.8% and 27.5% for the three and nine months ended September 30, 2024, respectively, as compared to 4.5% and 24.5% for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and projections of pretax earnings, are considered in assessing its ability to realize its net deferred tax assets.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction on its Fort Worth Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The 48C Credit is not eligible for direct pay (i.e., it is nonrefundable); however, it is transferable to an unrelated taxpayer at a negotiated rate. As of September 30, 2024, the Company had placed into service certified projects and recognized a $3.4 million 48C Credit, which was recorded to income tax receivable, included in “Prepaid expenses and other current assets,” and deferred investment tax credit, included primarily in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. This amount will be recognized as a reduction to income tax expense on a straight-line basis over the estimated useful life of the associated long-lived assets.
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
The Company is currently in a dispute with a general contractor for a construction project, which is scheduled to go to binding arbitration. The Company disputes that it owes any monies (and believes it has a valid claim against the contractor) in connection with this construction project. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the binding arbitration, it is possible that the impact could be material to the Company’s unaudited Condensed Consolidated Financial Statements in the period in which any such outcome becomes probable and reasonably estimable.
NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by type of good sold, which are transferred to customers at a point in time:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Rare earth concentrate	$43,053	$52,472	$107,555	$212,139
NdPr oxide and metal	19,179	—	34,037	—
Other revenue	695	44	1,277	101
Total revenue	$62,927	$52,516	$142,869	$212,240
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
NdPr oxide and metal revenue was generated from sales made primarily under the Company’s distribution agreement with Sumitomo Corporation of Americas. Other revenue was generated primarily from sales of other refined products, including lanthanum and cerium.
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
Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations. In April 2024, pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million for magnetic precursor materials. As of September 30, 2024, the Company had not yet satisfied any of the related performance obligations, and as such, the Company classified the $50.0 million as current deferred revenue in its unaudited Condensed Consolidated Balance Sheets. The Company expects to satisfy the performance obligations within the 12-month period after September 30, 2024. There were no other deferred revenue balances as of both September 30, 2024 and December 31, 2023.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants: In November 2020, the Company was awarded a Defense Production Act Title III technology investment agreement (“TIA”) from the Department of Defense (“DOD”) to establish domestic processing for separated light rare earth elements in the amount of $9.6 million. During the nine months ended September 30, 2024, the Company received $0.1 million in reimbursements from the DOD, which was the final reimbursement expected under the TIA. There were no reimbursements received for the nine months ended September 30, 2023.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). During the nine months ended September 30, 2024 and 2023, the Company had received zero and $1.1 million, respectively, from the DOD under the HREE Production Project Agreement.
Income-Based Grants: In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components for tax years beginning after December 31, 2022. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In October 2024, the Internal Revenue Service released final regulations on the 45X Credit, which among other things, added direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials, to the definition of “production costs incurred,” which were previously excluded from the definition under the proposed regulations released in December 2023. The impact of the new guidance, including a cumulative adjustment to reflect the inclusion of direct and indirect costs on previous sales, will be accounted for in the fourth quarter of 2024. The Company accounts for the 45X Credit as an income-based grant as it is not within the scope of ASC 740 due to it being refundable.
As of September 30, 2024 and December 31, 2023, the government grant receivable and deferred government grant within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit. During the third quarter of 2024, the Company received $19.4 million related to the 45X Credit claimed on its 2023 federal tax return. The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.0 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.
For the three and nine months ended September 30, 2024, the benefits recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit, which are included as reductions to “Cost of sales (excluding depreciation, depletion and amortization) (including related party),” were $1.4 million and $3.8 million, respectively, and to “Depreciation, depletion and amortization,” were $0.5 million and $1.4 million, respectively. There were no benefits recognized from income-based government grants for the three and nine months ended September 30, 2023.
NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
In March 2024, the Company’s Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. In August 2024, the Company’s Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The Program was also extended and is effective until August 30, 2026. The authorization does not require the purchase of any minimum number of shares.
During the three and nine months ended September 30, 2024, the Company repurchased 2.2 million and 15.2 million shares, respectively, of its common stock at an aggregate cost of $24.3 million and $225.1 million, respectively. Of the number of shares repurchased during the nine months ended September 30, 2024, 12.3 million were repurchased in March 2024 contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions.
As of September 30, 2024, $375.0 million was available for additional share repurchases under the Program.
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
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of September 30, 2024, the Company has not issued any stock options or SARs and there were 5,332,696 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In January 2024, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2024 Performance Share Plan”). Pursuant to the 2024 Performance Share Plan, during the nine months ended September 30, 2024, the Company granted 177,766 of market-based performance stock units (“PSUs”) at target, all of which cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$713	$842	$2,789	$2,759
Selling, general and administrative	4,532	5,193	15,070	15,603
Start-up costs	134	254	369	651
Advanced projects and development	74	9	395	28
Total stock-based compensation expense	$5,453	$6,298	$18,623	$19,041

Stock-based compensation capitalized to property, plant and equipment, net	$491	$367	$597	$1,566
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$284,434	$284,434	$284,434	$—	$—
Short-term investments	$582,056	$582,056	$582,056	$—	$—
Restricted cash	$1,160	$1,160	$1,160	$—	$—
Financial liabilities:
2026 Notes	$208,362	$192,938	$192,938	$—	$—
2030 Notes	$729,272	$823,812	$823,812	$—	$—
Equipment notes	$3,147	$3,114	$—	$3,114	$—

	December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$263,351	$263,351	$263,351	$—	$—
Short-term investments	$734,493	$734,493	$734,493	$—	$—
Restricted cash	$1,637	$1,637	$1,637	$—	$—
Financial liabilities:
2026 Notes	$681,980	$619,496	$619,496	$—	$—
Equipment notes	$4,743	$4,628	$—	$4,628	$—
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings (loss) per share to the weighted-average common shares outstanding used in the calculation of diluted earnings (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Weighted-average shares outstanding, basic	164,149,348	177,231,717	168,002,773	177,034,068
Assumed conversion of 2026 Notes	—	—	4,063,441	15,584,409
Assumed conversion of restricted stock	—	—	—	620,190
Assumed conversion of RSUs	—	—	—	393,995
Weighted-average shares outstanding, diluted	164,149,348	177,231,717	172,066,214	193,632,662
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
2026 Notes	—	15,584,409	—	—
2030 Notes	34,380,440	—	34,380,440	—
Restricted Stock	342,601	685,202	342,601	—
RSUs	1,762,523	1,629,938	1,762,523	3,184
Total	36,485,564	17,899,549	36,485,564	3,184
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Calculation of basic earnings (loss) per share:
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566
Weighted-average shares outstanding, basic	164,149,348	177,231,717	168,002,773	177,034,068
Basic earnings (loss) per share	$(0.16)	$(0.02)	$(0.26)	$0.23

Calculation of diluted earnings (loss) per share:
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566
Interest expense, net of tax(1):
2026 Notes(2)	—	—	770	2,977
Gain on early extinguishment of debt(1)(2)(3)	—	—	(33,563)	—
Diluted income (loss)	$(25,516)	$(4,276)	$(75,875)	$43,543
Weighted-average shares outstanding, diluted	164,149,348	177,231,717	172,066,214	193,632,662
Diluted earnings (loss) per share	$(0.16)	$(0.02)	$(0.44)	$0.22
(1)The nine months ended September 30, 2024 and 2023, were tax-effected at a rate of 27.5% and 24.5%, respectively.
(2)The 2026 Notes were antidilutive for the three months ended September 30, 2024 and 2023. Convertible debt becomes antidilutive whenever the combined impact of interest expense and any gains or losses recognized on actual settlements of convertible debt (net of tax) per common share obtainable upon conversion exceeds basic earnings (loss) per share.
(3)Pertains to the 2026 Notes, a portion of which were repurchased during the nine months ended September 30, 2024.
In connection with the issuance of the 2030 Notes, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of September 30, 2024.

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
The sales prices of rare earth concentrate sold to Shenghe were based on a preliminary market price per metric ton, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. The sales price and other terms applicable to a quantity of offtake products were set forth in monthly purchase agreements between the Company and Shenghe. Under the 2022 Offtake Agreement, Shenghe was paid a variable commission on net proceeds to the Company.
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
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Rare earth concentrate	$43,053	$51,502	$107,555	$203,186
NdPr oxide and metal	$5,061	$—	$7,306	$—
Cost of sales (excluding depreciation, depletion and amortization)	$38,139	$21,829	$78,848	$66,817
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases were $1.8 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $5.8 million and $7.6 million for the three and nine months ended September 30, 2023, respectively.
Accounts Receivable: As of September 30, 2024, and December 31, 2023, $8.2 million and $9.2 million, respectively, of the accounts receivable as stated in the unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the nine months ended September 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest	$11,796	$1,116
Cash payments related to income taxes(1)	$—	$23,101
Change in construction payables and accrued construction costs	$(14,756)	$10,952
Supplemental non-cash investing and financing activities:
Common stock issued to acquire intangible asset	$—	$8,963
Common stock issued in exchange for financial advisory services	$3,737	$—
Operating right-of-use assets obtained in exchange for lease liabilities	$—	$7,608
Excise tax obligation related to repurchases of common stock	$2,037	$—
(1)The nine months ended September 30, 2024, exclude the receipt of $19.4 million related to the 45X Credit claimed on the Company’s 2023 federal tax return, as the 45X Credit is not within the scope of ASC 740. See Note 15, “Government Grants,” for additional information.

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
We produce rare earth concentrate products as well as refined rare earth oxides and related products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), that, in turn, typically sells that product to refiners in China. Following the commissioning of our Stage II optimization project (“Stage II”) in the second half of 2023, we began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, we have a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets for the electric motors in more than a dozen GM models. In April 2024, pursuant to the long-term supply agreement with GM, we received a $50.0 million initial prepayment for magnetic precursor materials. See Note 14, “Revenue Recognition” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details. These developments are part of our Stage III downstream expansion strategy (“Stage III”).
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. In addition, rare earth magnets are critical components of various consumer electronics, appliances, and industrial products. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Recent Developments and Other Information
NdPr Supply Agreement
In June 2024, we entered into an NdPr supply agreement with a global automaker, committing to a significant volume of NdPr products. The initial term of the agreement concludes on December 31, 2026, unless the volume commitment is fulfilled earlier. There is an option to extend the term by up to an additional three-year period, subject to mutual agreement.
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
Also, in March 2024, principally in connection with the offering of the 2030 Notes, we repurchased (i) $480.0 million in aggregate principal amount of our 0.25% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on April 1, 2026 (the “2026 Notes” and, together with the 2030 Notes, the “Convertible Notes”) for $428.6 million, and (ii) 13.0 million shares of our common stock at an aggregate cost of $200.8 million. In August 2024, we repurchased an additional 2.2 million shares of our common stock at an aggregate cost of $24.3 million. See the “Liquidity and Capital Resources” section below for a full discussion of these transactions.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units or dollars, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Rare earth concentrate
REO Production Volume (MTs)	13,742	10,766	2,976	28%	33,977	32,300	1,677	5%
REO Sales Volume (MTs)	9,729	9,177	552	6%	24,900	29,663	(4,763)	(16)%
Realized Price per REO MT	$4,425	$5,718	$(1,293)	(23)%	$4,319	$7,152	$(2,833)	(40)%
Separated NdPr products
NdPr Production Volume (MTs)	478	50	428	856%	881	50	831	N/M
NdPr Sales Volume (MTs)	404	—	404	N/A	674	—	674	N/A
NdPr Realized Price per KG	$47	N/A	N/A	N/A	$51	N/A	N/A	N/A

N/M = Not meaningful.
N/A = Not applicable as there was no NdPr sales volume in these periods.
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
We have a mix of contracts with customers where we sell NdPr as (i) oxide, (ii) metal, where the amount of oxide required to produce such metal is variable, and (iii) metal, where we have a guarantee of the amount produced and sold based on the amount of oxide consumed. Among other factors, differences between quarterly NdPr Production Volume and NdPr Sales Volume may be caused by the time required for the conversion of NdPr oxide to NdPr metal, including time in-transit, as well as differences in actual versus assumed yields of oxide to metal in the calculation of NdPr Sales Volume.
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
Maximizing Production Efficiency
Subsequent to the implementation of our Stage I optimization plan, and starting in 2021, we have achieved at least 40,000 MTs of annual REO Production Volume. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which allowed us to achieve approximately 92% uptime in our most recent full fiscal year. Our Stage I optimization plan enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
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
The success of our business reflects our ability to continue to manage our costs and drive scale. Our production achievements in Stage I have provided economies of scale to lower production costs per MT of REO produced in concentrate. Furthermore, we designed our Stage II process flow to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is well-suited to low-cost refining by selectively eliminating the need to carry cerium, a lower-value mineral, through the separations process. Additionally, our location and integration offer cost and transportation advantages that create meaningful efficiencies in production, security of incoming supplies and shipping of our final products.
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
During the second half of 2023, we began producing separated rare earth products. However, we continue to expect that it may take many quarters to achieve our designed throughput of separated products. As we increase production of separated products over time, we expect to improve our per-unit production costs of NdPr oxide, which represents a majority of the value contained in our concentrate. Until such time, we may experience unstable operations and elevated costs of our initial production of separated products.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue:
Rare earth concentrate	$43,053	$52,472	$(9,419)	(18)%	$107,555	$212,139	$(104,584)	(49)%
NdPr oxide and metal	19,179	—	19,179	N/M	34,037	—	34,037	N/M
Other revenue	695	44	651	N/M	1,277	101	1,176	N/M
Total revenue	62,927	52,516	10,411	20%	142,869	212,240	(69,371)	(33)%
Operating costs and expenses:
Cost of sales(1)	57,266	22,217	35,049	158%	134,323	69,137	65,186	94%
Selling, general and administrative	21,525	19,561	1,964	10%	64,226	57,829	6,397	11%
Depreciation, depletion and amortization	19,344	16,751	2,593	15%	55,939	37,076	18,863	51%
Start-up costs	1,627	7,336	(5,709)	(78)%	4,287	16,125	(11,838)	(73)%
Advanced projects and development	2,051	2,873	(822)	(29)%	8,143	9,586	(1,443)	(15)%
Other operating costs and expenses	654	1,314	(660)	(50)%	1,415	6,578	(5,163)	(78)%
Total operating costs and expenses	102,467	70,052	32,415	46%	268,333	196,331	72,002	37%
Operating income (loss)	(39,540)	(17,536)	(22,004)	125%	(125,464)	15,909	(141,373)	N/M
Interest expense, net	(6,646)	(1,396)	(5,250)	376%	(16,248)	(4,147)	(12,101)	292%
Gain on early extinguishment of debt	—	—	—	N/M	46,265	—	46,265	N/M
Other income, net	11,320	14,456	(3,136)	(22)%	36,061	41,970	(5,909)	(14)%
Income (loss) before income taxes	(34,866)	(4,476)	(30,390)	679%	(59,386)	53,732	(113,118)	N/M
Income tax benefit (expense)	9,350	200	9,150	N/M	16,304	(13,166)	29,470	N/M
Net income (loss)	$(25,516)	$(4,276)	$(21,240)	497%	$(43,082)	$40,566	$(83,648)	N/M

Adjusted EBITDA(2)	$(11,168)	$15,551	$(26,719)	N/M	$(39,461)	$101,202	$(140,663)	N/M
Adjusted Net Income (Loss)(2)	$(19,634)	$7,026	$(26,660)	N/M	$(55,162)	$75,376	$(130,538)	N/M
N/M = Not meaningful.
(1)Excludes depreciation, depletion and amortization.
(2)Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.

Rare earth concentrate revenue consists primarily of sales of traditional and roasted rare earth concentrate. The decreases in rare earth concentrate revenue for the three and nine months ended September 30, 2024, as compared to the respective prior year periods, were driven primarily by lower Realized Price per REO MT, which decreased by 23% and 40%, respectively. The three months ended September 30, 2024, benefited from an increase in REO Sales Volume of 6%, while the nine months ended September 30, 2024, were impacted by lower REO Sales Volume, which decreased by 16%.
Realized Price per REO MT for the three and nine months ended September 30, 2024, reflects the continued softness in the pricing environment for rare earth products. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The decline in the market prices for rare earth products was largely attributable to lower than anticipated growth in demand for magnetic products, which negatively impacted the price of REE. The increase in REO Sales Volume for the three months ended September 30, 2024, was primarily the result of an increase in REO Production Volume of 28%, reflecting higher mineral recoveries and operational efficiencies achieved as part of our ongoing efforts to expand upstream capacity. The decrease in REO Sales Volume for the nine months ended September 30, 2024, was due to the ramp-up of Stage II operations where a significant portion of the REO produced, which could otherwise have been sold as rare earth concentrate, was used in our refining process to produce separated rare earth products.
Prior to the commencement of production of separated rare earth materials in the third quarter of 2023, our REO Sales Volume generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we have ramped production of separated rare earth materials, significant volumes of REO produced from Stage I operations have been retained for separation rather than sold as concentrate, resulting in REO Sales Volume being significantly below REO Production Volume. In addition, a significant portion of the contained cerium in the REO produced is intentionally rejected and may not result in finished product. We expect this trend to continue in the future as we produce and sell more separated products. See the “Quarterly Performance Trend” section below for additional information.
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal, which commenced in the fourth quarter of 2023. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger proportion of our total revenue. Accordingly, to the extent we sell a greater volume of NdPr oxide and NdPr metal, we expect that rare earth concentrate revenue will decline in future periods.
The increases in NdPr oxide and metal revenue for the three and nine months ended September 30, 2024, were driven by sales of NdPr oxide and metal, primarily pursuant to our distribution agreement with Sumitomo Corporation of Americas, with no comparable sales in the respective prior year periods.
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
The increases in COS for the three and nine months ended September 30, 2024, were driven by elevated per-unit production costs associated with separated rare earth products sold in the current year periods, as we continue to ramp and optimize production of separated products. The increases in COS were also attributable to higher payroll costs, professional services, and property and other taxes. Additionally, the nine months ended September 30, 2024, included $1.9 million in higher repairs and maintenance expenses associated with the thickener equipment damage in the second quarter of 2024. Lastly, COS for the nine months ended September 30, 2024, included $15.1 million in reserves on certain of our work in process and finished goods inventories, which represented a reduction in the reserve of $2.7 million from the most recent quarter that benefited COS for the three months ended September 30, 2024. We may incur additional reserves on inventories prior to achieving normalized production levels on our Stage II facilities.
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
The increases in SG&A expenses were primarily due to higher personnel costs (other than stock-based compensation expense), which increased by $1.1 million and $3.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods, partially due to increased employee headcount to support our downstream expansion. In addition, higher legal costs as well as costs related to our enterprise resource planning system implementation contributed to the increase for both comparable periods.

Depreciation, depletion and amortization primarily consists of depreciation of property, plant and equipment and depletion of mineral rights. The year-over-year increases in depreciation, depletion and amortization for the three and nine months ended September 30, 2024, primarily reflect increases in depreciation of $2.1 million and $17.6 million, respectively. Depreciation increased as a result of the timing of placing new circuits and facilities associated with our Stage II optimization project into service, which occurred progressively throughout 2023, and the placement of certain of our Fort Worth Facility assets into service in the fourth quarter of 2023.
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
Start-up costs for the three and nine months ended September 30, 2024, decreased by $5.7 million and $11.8 million, respectively, as compared to the prior year comparable periods, attributable to the commencement of our operations related to our Stage II optimization project. Start-up costs associated with Stage II decreased, specifically as a result of salaries and wages of certain employees no longer being considered start-up given the commencement of initial production of separated products in late 2023, which also resulted in the higher personnel costs discussed above within COS. Start-up costs attributable to our Stage III initiatives increased by $0.8 million and $2.0 million, respectively, for the three and nine months ended September 30, 2024, as compared to the prior year comparable periods, in line with the development of our magnetics capability and team headcount.
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities. Advanced projects and development for the three and nine months ended September 30, 2024, decreased year over year, primarily due to lower costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which decreased by $0.9 million and $2.2 million, respectively, when compared to the respective prior year periods. This was partially offset by continued investment in research and development activities associated with Stage III magnetics, which increased by $0.6 million and $1.6 million, respectively, when compared to the respective prior year periods.
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs. Other operating costs and expenses decreased year over year as a result of demolition costs incurred in the prior year periods, totaling $0.8 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, associated with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing.
Interest expense, net principally consists of expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes, respectively, offset by capitalized interest. Interest expense, net for the three and nine months ended September 30, 2024, increased year over year due to the issuance of the 2030 Notes, partially offset by repurchases of the 2026 Notes.
Gain on early extinguishment of debt during the nine months ended September 30, 2024, is the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net consists of interest and investment income and non-operating gains or losses. Other income, net for the three and nine months ended September 30, 2024, decreased year over year as a result of lower interest and investment income earned on our short-term investments, whose balance decreased slightly over the applicable periods. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax benefit (expense) consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets. The effective tax rate (income tax expense as a percentage of income before income taxes) was 26.8% and 27.5% for the three and nine months ended September 30, 2024, respectively, as compared to 4.5% and 24.5% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024 and 2023, differed from the statutory tax rate of 21% primarily due to the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) and the California Competes Tax Credit, offset by state income tax expense and a deduction limitation on officers’ compensation. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.

Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. The timing lag may be the result of, or influenced by, factors such as the timing and duration of shipments or the time required to convert materials. In addition, quarterly production of concentrate and separated products is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarters. Finally, since we began production of separated rare earth materials in the third quarter of 2023, certain volumes of REO produced are further processed or rejected rather than sold as concentrate.
The following table presents our KPIs for the quarterly periods indicated:

	FY2024			FY2023				FY2022
(in whole units or dollars)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Rare earth concentrate
REO Production Volume (MTs)	13,742	9,084	11,151	9,257	10,766	10,863	10,671	10,485	10,886
REO Sales Volume (MTs)	9,729	5,839	9,332	7,174	9,177	10,271	10,215	10,816	10,676
Realized Price per REO MT	$4,425	$4,183	$4,294	$5,622	$5,718	$6,231	$9,365	$8,515	$11,636
Separated NdPr products
NdPr Production Volume (MTs)	478	272	131	150	50	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	404	136	134	10	—	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$47	$48	$62	$70	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Since becoming a public company, our principal sources of liquidity have been the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $731.4 million prior to the use of a portion of these funds to repurchase the 2026 Notes, repurchase shares of our common stock, and purchase Capped Call Options, as discussed below. As of September 30, 2024, we had $866.5 million of cash, cash equivalents and short-term investments and $957.5 million of principal amount of long-term debt.
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
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. With the construction portion of our Stage II optimization project complete, our principal capital expenditure requirements relate mainly to further investment in Mountain Pass, including the development of the HREE Facility, Upstream 60K, and other growth and investment projects, completing the buildout of the Fort Worth Facility, as well as periodic repairs and maintenance of mining and rare earth processing equipment. We expect to spend approximately $200 million of capital costs in 2024, with further costs for all of these identified projects in 2025. Our future capital requirements will also depend on several other factors, including market conditions, decisions regarding downstream production capability, and future acquisitions.

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
Debt and Other Long-Term Obligations
2026 Notes: In March 2021, we issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price we paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, we repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases, we recorded a $46.3 million gain on early extinguishment of debt in the first quarter of 2024.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of September 30, 2024, the maximum number of shares of common stock that could be issued to satisfy the conversion feature of the 2026 Notes was 5,999,994 shares of common stock.
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
The 2030 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events. As of September 30, 2024, the maximum number of shares of common stock that could be issued to satisfy the conversion feature of the 2030 Notes was 48,132,646 shares of common stock.
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
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks, tractors, loaders, graders, and various other machinery. As of September 30, 2024, we had $3.1 million in principal (and accrued interest) outstanding under the equipment notes. See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of September 30, 2024, we had future expected lease payment obligations totaling $9.7 million, with $2.3 million due within the next 12 months. See Note 11, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Repurchases of Common Stock
In March 2024, our Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of our outstanding common stock. In August 2024, our Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The Program was also extended and is effective until August 30, 2026. This authorization does not require the purchase of any minimum number of shares.
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

During the nine months ended September 30, 2024, we repurchased 15.2 million shares of our common stock under the Program at an aggregate cost of $225.1 million. See Note 16, “Stockholders’ Equity and Stock-based Compensation,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information.
Cash Flows
The following table summarizes our cash flows:

	For the nine months ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(17,128)	$76,480	$(93,608)	N/M
Investing activities	$31,697	$337,831	$(306,134)	(91)%
Financing activities	$6,037	$(8,577)	$14,614	N/M
N/M = Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $76.5 million in the prior year period. The change in cash flows from operating activities was primarily driven by a decrease in revenue and an increase in inventories to support commissioning of our Stage II separations facilities and the related change in working capital as we increase production of separated products. These decreases were partially offset by the receipt of a $50.0 million initial prepayment pursuant to the long-term supply agreement with GM for magnetic precursor materials and receipt of $19.4 million related to the 45X Credit claimed on our 2023 federal tax return.
Net Cash Provided by Investing Activities: Net cash provided by investing activities decreased by $306.1 million for the nine months ended September 30, 2024, as compared to the prior year period. The decrease in cash flows from investing activities was primarily driven by the net cash flow impact, which was $349.3 million, of a year-over-year increase in purchases of short-term investments, offset only partially by a small increase in proceeds from sales and maturities of short-term investments. Also, additions to property, plant and equipment for the nine months ended September 30, 2024, decreased by $43.2 million when compared to the prior year period, and related primarily to a decrease in construction spend on our Stage II optimization project given the timing of completion and placement into service.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $8.6 million in the prior year period. The change in cash flows from financing activities was driven by the net cash flow impact, which was $12.4 million, of the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, all of which occurred during the nine months ended September 30, 2024.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our Net income (loss), which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566
Adjusted for:
Depreciation, depletion and amortization	19,344	16,751	55,939	37,076
Interest expense, net	6,646	1,396	16,248	4,147
Income tax expense (benefit)	(9,350)	(200)	(16,304)	13,166
Stock-based compensation expense(1)	5,453	6,298	18,623	19,041
Initial start-up costs(2)	1,493	7,082	3,918	15,474
Transaction-related and other costs(3)	1,428	1,642	6,108	7,124
Accretion of asset retirement and environmental obligations(4)	234	227	695	681
Loss on disposals of long-lived assets, net(4)	420	1,087	720	5,897
Gain on early extinguishment of debt(5)	—	—	(46,265)	—
Other income, net	(11,320)	(14,456)	(36,061)	(41,970)
Adjusted EBITDA	$(11,168)	$15,551	$(39,461)	$101,202
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
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our Net income (loss), which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(25,516)	$(4,276)	$(43,082)	$40,566
Adjusted for:
Stock-based compensation expense(1)	5,453	6,298	18,623	19,041
Initial start-up costs(2)	1,493	7,082	3,918	15,474
Transaction-related and other costs(3)	1,428	1,642	6,108	7,124
Loss on disposals of long-lived assets, net(4)	420	1,087	720	5,897
Gain on early extinguishment of debt(5)	—	—	(46,265)	—
Other	—	(1)	—	(42)
Tax impact of adjustments above(6)	(2,912)	(4,806)	4,816	(12,684)
Adjusted Net Income (Loss)	$(19,634)	$7,026	$(55,162)	$75,376
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
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 33.1%, 28.5%, 29.8% and 26.7% for the three and nine months ended September 30, 2024 and 2023, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings (loss) per share, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Diluted earnings (loss) per share	$(0.16)	$(0.02)	$(0.44)	$0.22
Adjusted for:
Stock-based compensation expense	0.04	0.03	0.11	0.10
Initial start-up costs	0.01	0.04	0.02	0.08
Transaction-related and other costs	0.01	0.01	0.04	0.04
Loss on disposals of long-lived assets, net	—	0.01	—	0.03
Gain on early extinguishment of debt	—	—	(0.27)	—
Tax impact of adjustments above(1)	(0.02)	(0.03)	0.03	(0.07)
2026 Notes if-converted method(2)	—	—	0.18	—
Adjusted Diluted EPS	$(0.12)	$0.04	$(0.33)	$0.40

Diluted weighted-average shares outstanding(3)	164,149,348	177,231,717	172,066,214	193,632,662
Assumed conversion of 2026 Notes(3)	—	—	(4,063,441)	—
Assumed conversion of restricted stock(4)	—	582,144	—	—
Assumed conversion of restricted stock units(4)	—	438,803	—	—
Adjusted diluted weighted-average shares outstanding(3)(4)	164,149,348	178,252,664	168,002,773	193,632,662
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 33.1%, 28.5%, 29.8% and 26.7% for the three and nine months ended September 30, 2024 and 2023, respectively.
(2)For the nine months ended September 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per share but antidilutive for purposes of computing Adjusted Diluted EPS, within this reconciliation, we have included this adjustment to reverse the impact of applying the if-converted method to the 2026 Notes in the computation of GAAP diluted loss per share.
(3)For the nine months ended September 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per share but antidilutive for purposes of computing Adjusted Diluted EPS, the adjusted diluted weighted-average shares outstanding excludes the potentially dilutive securities associated with the 2026 Notes.
(4)The assumed conversion of restricted stock and restricted stock units was antidilutive for GAAP purposes for the three months ended September 30, 2023. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of restricted stock and restricted stock units since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(17,128)	$76,480
Additions to property, plant and equipment, net(1)	(144,672)	(187,877)
Free Cash Flow	$(161,800)	$(111,397)
(1)Amounts for the nine months ended September 30, 2024 and 2023, are net of $0.1 million and $1.1 million, respectively, in proceeds from government awards used for construction.

Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2024.
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
Equity Market and Interest Rate Risks
While the fair values of our Convertible Notes are subject to interest rate risk, market risk and other factors due to their convertible feature, the Convertible Notes are more sensitive to the equity market price volatility of our stock price than changes in interest rates. The fair values of our Convertible Notes will generally increase as the price of our common stock increases and will generally decrease as the price of our common stock declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Generally, the fair values of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. Over the past several years, the Federal Reserve raised interest rates in an effort to combat high inflation; however, with recent indicators that inflation is moderating, the Federal Reserve has recently begun to reduce interest rates. Despite this shift in U.S. policy, uncertainty persists in the market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.
See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our Convertible Notes.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On August 30, 2024, the Company’s Board of Directors approved a $300.0 million increase to the Company’s existing share repurchase program and extended the share repurchase program’s expiration until August 30, 2026. The program was approved on March 1, 2024, and originally authorized the Company to repurchase up to an aggregate amount of $300.0 million of its outstanding common stock.
The following table provides information about shares of the Company’s common stock that were repurchased as part of the share repurchase program during the three months ended September 30, 2024:

(in thousands, except for share and price per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/2024 - 7/31/2024	—	$—	—	$99,250
8/1/2024 - 8/31/2024	2,237,394	$10.84	2,237,394	$374,991
9/1/2024 - 9/30/2024	—	$—	—	$374,991
Total	2,237,394	$10.84	2,237,394	$374,991
(1)Average price paid per share is calculated on a settlement basis and excludes commissions paid and excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. Any excise tax incurred is recognized in stockholders’ equity as part of the cost basis of the shares acquired.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended September 30, 2024.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

MP MATERIALS CORP.

Dated: November 8, 2024	By:	/s/ Ryan Corbett
Ryan Corbett
Chief Financial Officer