Form 10-K
period 2024-12-31
MP Materials Corp. / DE
filed 2025-02-28
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 28, 2024. As of February 20, 2025, the number of shares of the registrant’s common stock outstanding was 163,442,217.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2025 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Annual Report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•fluctuations and uncertainties related to demand for and pricing of rare earth products;
•uncertainties regarding the growth of existing and emerging uses for rare earth products and the Company’s ability to compete with substitutions for such products;
•the intense competition within the rare earth mining and processing industry;
•uncertainties relating to our commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd., an affiliate of Shenghe Resources Holding Co., Ltd., a global rare earth company listed on the Shanghai Stock Exchange;
•potential changes in China’s political environment and policies;
•uncertainties relating to significant political, trade, and regulatory developments, including changes resulting from the change in the U.S. federal administration;
•unanticipated costs or delays associated with the ramp-up of our production of separated rare earth products;
•unanticipated costs or delays associated with our Independence Facility;
•risks associated with our intellectual property rights, including uncertainties related to the Company’s ability to obtain any intellectual property rights or licenses of intellectual property rights to produce certain NdFeB magnets and precursor products;
•uncertainties related to the Company’s ability to produce and supply NdFeB magnets and precursor products;
•the ability to convert current commercial discussions with customers for the sale of rare earth oxide and metal products, NdFeB magnets and other products into contracts;
•lower production volumes at the Mountain Pass Rare Earth Mine and Processing Facility due to power outages and interruptions, equipment failure, spare parts shortages, or process performance;
•increasing costs or limited access to raw materials that may adversely affect our production and/or profitability;
•fluctuations in transportation costs or disruptions in transportation services;
•inability to meet individual customer specifications;
•diminished access to water;
•regulatory and business risks associated with the Company’s investment in VREX Holdco Pte. Ltd.;
•uncertainty in our estimates of rare earth mineral reserves;
•risks associated with work stoppages;
•a shortage of skilled technicians and engineers;
•loss of key personnel;
•risks associated with the inherent dangers involved in mining activity and manufacturing of magnet materials;
•risks associated with events outside of our control, such as natural disasters, climate change, wars or health epidemics or pandemics;
ii

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
iii

PART I
ITEM 1.    BUSINESS
Overview
MP Materials Corp., including its subsidiaries (the “Company,” “MP Materials,” “we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. The Company is also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”). The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 20, “Segment Reporting,” in the notes to the Consolidated Financial Statements for additional information.
The Materials segment operates Mountain Pass, which produces refined rare earth oxides and related products as well as rare earth concentrate products. The Materials segment primarily generates revenue from (i) sales of rare earth concentrate, which is principally sold pursuant to the Offtake Agreements (as defined in Note 19, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements) to Shenghe (as defined in the “Customers” section below), that, in turn, typically sells that product to refiners in China, and (ii) sales of separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide, primarily to customers in Japan, South Korea, and broader Asia.
The Magnetics segment operates the Independence Facility, where the Company began production of magnetic precursor products in December 2024 and anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Company expects that the Magnetics segment will begin generating revenue from sales of magnetic precursor products, specifically NdPr metal, to a single customer in the U.S. in the first quarter of 2025.
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability. The Company believes businesses are increasingly prioritizing diversification and security of their global supply chains to reduce reliance on a single producer or region for critical materials. As the only scaled source in North America for critical rare earths, with a processing footprint designed to operate with best-in-class sustainability and an industry-leading cost structure, the Company believes it is well-positioned to thrive as the global economy electrifies and as the United States prioritizes domestic manufacturing and secure supply chains.
The Company’s mission is to maximize stockholder returns over the long-term by executing a disciplined business strategy to restore the full rare earth magnetics supply chain to the United States of America. The Company believes it will generate positive outcomes for U.S. national security and industry, the U.S. workforce, and the environment.
Rare Earth Industry Overview
REE are crucial enablers of modern technologies spanning transportation, electronics, and robotics that have permeated modern society. REE are used in supporting, but often critical, amounts in hundreds of different technologies, materials, and chemicals worldwide for commercial, industrial, social, medical, and environmental applications. In the last several decades, REE have become deeply integrated into the foundation of modern technology and industry and have proven to be difficult to duplicate or replace.
By economic value, neodymium-praseodymium (previously defined as “NdPr,” also referred to as “PrNd” or “didymium”) is the largest segment of the REE market. NdPr is primarily used in neodymium-iron-boron (“NdFeB”) permanent magnets for electric machines such as EV traction motors, wind power generators, drones, robotics, electronics and a growing list of other applications. The rapid growth of these and other end-use markets is expected to drive substantial demand growth for NdPr and NdFeB magnets in the years ahead.
The REE group includes 17 elements, primarily the 15 lanthanide elements. Lanthanum, cerium, praseodymium, neodymium and promethium are considered “light” REE (“LREE”); samarium, europium and gadolinium are often referred to as “medium” REE; while terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy” REE (“HREE”). Two additional elements, yttrium and scandium, are often classified as HREE although they are not lanthanides. Depending upon the rare earth-bearing mineral, the relative abundance of light, medium and heavy REE will differ. The REE in the Mountain Pass ore body are contained primarily within bastnaesite and related minerals in which LREE are predominant.

The aggregate global market for rare earth oxides (“REO”) totaled approximately 226,000 metric tons (“MTs”) in 2024 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 5.9% through 2040, according to research by Adamas Intelligence Inc. (“Adamas”). Further, Adamas estimates that the NdPr segment of the REO market, which makes up a significant majority of the market value, is expected to grow at an 8.4% CAGR through 2040 (excluding the impact of swarf recycling), well in excess of the overall REO market. This expected growth will be driven by secular growth in demand for NdPr magnets.
Rare earth materials are used in a diverse array of end markets, including:
•Electric Mobility: traction motors in passenger xEVs, commercial xEVs, special purpose vehicles, two-wheelers, and other applications;
•Industrial, Consumer and Professional Service Robotics: motors, actuators, brakes and sensors used in industrial robots and welders, as well as consumer, service and humanoid robots;
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
•Critical Defense Systems: guidance and control systems, communications, avionics, global positioning systems, radar and sonar, drones, thermal barrier coatings and firearms; and
•Catalysts and Phosphors: catalysts for vehicle emissions reduction and fuel refining, as well as phosphors for energy-efficient lighting, backlighting and counterfeit currency detection.
Process
The Company has established a three-stage business plan to enable and scale the full rare earth supply chain. Processing of rare earth materials at Mountain Pass includes five primary process steps: (i) mining and crushing; (ii) milling and flotation; (iii) roasting, leaching and impurity removal; (iv) separation and extraction; and (v) product finishing. Through its upstream operations (“Stage I”), which are comprised of the first two of these process steps, the Company produces rare earth concentrate that is marketed to refiners primarily via a distribution arrangement. In 2023, the Company commenced midstream operations (“Stage II”), which consist of the latter three primary process steps to produce separated rare earth products that are marketed directly to end users and indirectly via distributors, with revenue generated primarily from the magnet supply chain. Lastly, the Company is establishing downstream capabilities (“Stage III”) at Independence to convert a portion of the REO produced at Mountain Pass into rare earth magnets and its precursor products to be marketed directly to end users. The Company’s Materials segment includes both upstream and midstream operations, while the downstream operations constitute the Magnetics segment.
Upstream Operations - Stage I
Following the acquisition of Mountain Pass in July 2017, the Company began implementing Stage I, which was designed to re-establish stable and scaled production of rare earth concentrate by leveraging the site’s existing processing facilities. The upstream operations include the mining of primarily bastnaesite ore followed by comminution, which involves crushing and grinding the ore into a milled slurry. Then, the slurry is processed by froth flotation, whereby the bastnaesite is carried to the surface while the gangue, or non-desired, elements are suppressed and disposed as tailings.
Since restarting operations from cold-idle status, the Company implemented changes in the milling, flotation and tailings management processes; implemented and continue to advance an improved reagent scheme to enhance mineral recovery; and implemented operational best practices. Together, these changes have materially increased plant uptime and reliability driving enhanced flotation throughput, REO recovery and production as well as tailings facility reliability and throughput at a lower cost per processed ton. Following the implementation of the Company’s Stage I optimization plan, the Company has achieved at least 40,000 MTs of annual REO Production Volume (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) since 2021. The Company’s Stage I optimization plan enabled it to achieve what the Company believes to be world-class production cost levels for rare earth concentrate.
In November 2023, the Company announced its “Upstream 60K” strategy whereby the Company intends to grow its annual REO Production Volume to approximately 60,000 MTs by expanding upstream capacity via investments in further beneficiation, including the ability to process alternative feedstocks and upgrade lower-grade feedstocks. The Company aims to achieve this initiative within the next three years with modest incremental capital investment.
Midstream Operations - Stage II
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
During the second half of 2023, the Company began producing separated rare earth products. However, the Company continues to expect that it may take many quarters to achieve its designed throughput of separated products. As the Company increases production of separated products over time, it expects to improve the Company’s per-unit production costs of NdPr oxide, which represents a majority of the value contained in the Company’s concentrate. Additionally, beginning in the fourth quarter of 2023, the Company utilizes tolling partners in Southeast Asia to process the Company’s NdPr oxide into NdPr metal for delivery to the Company’s customers globally.
In February 2022, the Company was awarded a $35.0 million contract by the Department of Defense’s Office of Industrial Base Policy, Industrial Base Analysis and Sustainment program, to design and build a facility to process HREE. Successful completion of this project will establish, for the first time in many years, commercial-scale processing and separation of HREE in support of commercial and defense applications in the U.S. The HREE processing and separations facility (the “HREE Facility”) will be built at Mountain Pass and will be integrated into the rest of the Company’s facilities. The Company is currently advancing the facilitating works, engineering and procurement for the HREE Facility, which is expected to produce HREE products primarily for use in the Magnetics segment.
Downstream Operations and Future Capabilities - Stage III
In February 2022, the Company commenced construction of the Independence Facility, the U.S.’s first fully-integrated rare earth metal, alloy and magnet manufacturing facility located in Fort Worth, Texas. Independence will convert NdPr oxide produced at Mountain Pass into permanent magnets and its precursor products, while incorporating magnet recycling capabilities. The Company expects Independence to be capable of producing approximately 1,000 MTs of finished rare earth magnets per year at its initial design capacity, with infrastructure to support future capacity expansion. The initial capacity would be sufficient to power more than 700,000 electric vehicle motors annually, in addition to enabling other key markets including robotics, semiconductor manufacturing, clean energy, electronics and defense technologies. The Independence Facility serves as the business and engineering headquarters for the Company’s Magnetics segment.
In December 2024, the Company commissioned its electrowinning capability to produce NdPr metal from NdPr oxide at Independence. Further, the Company introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, the Company recently began trial production of automotive-grade, sintered NdFeB magnets at its new product introduction (“NPI”) facility within Independence. In the near-term, the Company expects to produce and sell magnetic precursor products ahead of commissioning of its magnet manufacturing capabilities, which are targeted to enter service at the end of 2025. Following commissioning of these capabilities and qualification of the Company’s finished magnets, the Company expects it will manufacture and sell finished magnets.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction of the Independence Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The allocation of the awards under the 48C Credit was issued by the Internal Revenue Service and Treasury following a competitive, oversubscribed process administered by the Department of Energy that evaluated the technical and commercial viability and environmental and community impact of approximately 250 projects.

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
Upon achieving our designed throughput of separated products, the Company believes Mountain Pass will be one of the largest, most advanced and efficient fully-integrated REO processing facilities in the world, and the only such facility located in the Western Hemisphere. The Company aims to provide users of rare earths a U.S. alternative that helps avoid the risks associated with the single point-of-failure that Chinese producers represent. In addition, the U.S. government is actively seeking to end the country’s reliance on foreign REE sources, and the Company believes that this provides it with an advantage relative to non-U.S. REE producers.
The global effort to curb carbon emissions and address climate change often focuses on the impact of the transportation system. The Company believes that its products will play a large role in advancing those efforts. To date, nearly all U.S. states and the District of Columbia have mandated or offer incentives to support deployment of xEVs or alternative fuel vehicles and supporting infrastructure, either through state legislation or private utility incentives within the state, with similar mandates and incentives in other countries globally. Additionally, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, provides several tax incentives to promote clean energy adoption, including tax credits on the purchase of xEVs and the production of certain critical minerals such as NdPr oxide. The NdPr oxide that the Company produces at Mountain Pass is essential to the permanent magnet motor technology deployed in a significant majority of current xEVs.
In addition, the Company believes end consumers will demand that the materials used to build these vehicles be extracted sustainably. MP Materials is committed to environmental responsibility and sustainability. The Company’s environmental management plans cover biodiversity impacts, waste and noise management, air and water pollution, water extraction and discharge, as well as natural resource disturbance and toxic chemical usage. The Company believes this commitment to responsible production of REO is a strong competitive advantage.
A confluence of geopolitical and economic factors is causing downstream customers, such as automotive and industrial original equipment manufacturers (“OEMs”), to be increasingly focused on supply risk, highlighting the need to develop domestic production of REE and related products. As the demand for xEVs and robotics continues to grow, the Company anticipates that automotive and industrial OEMs will continue to reconfigure their supply chains to secure a consistent and reliable supply of rare earth materials for manufacturing critical magnetic components. MP Materials is strategically positioned to leverage this opportunity by collaborating with both existing and prospective customers. Our goal is to support their efforts in realigning capital and labor within their supply chains to accommodate the growing demand for electrification.
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
Optimization of logistics is also central to maintaining a low-cost position relative to other global producers. Mountain Pass, located immediately adjacent to Interstate 15 and within a one-hour drive of a major railhead and a four-hour drive of the Ports of Los Angeles and Long Beach, offers transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping its final products. The Company believes the self-contained nature of its operations, with mining, milling, separations, and finishing all on one site, creates additional cost advantages and operational risk mitigation. In addition, The Mountain Pass site includes a currently idle chlor-alkali facility that may be restarted in the future to produce key raw materials used in separations. Upon achieving the designed throughput of separated products, the Company’s integrated site will incur lower costs of packaging, handling and transportation as compared to competitors who lack co-located processing.

Further the Company’s mission and ability to capture the full rare earth value chain through downstream integration into rare earth magnet production.
At Independence, with GM as a foundational customer, the Company is pursuing vertical integration through further downstream processing of REO into finished rare earth magnets and precursor products, and incorporating process waste and end-of-life magnet recycling. As discussed above, in December 2024, the Company commissioned its electrowinning capability to produce NdPr metal from NdPr oxide and introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, the Company recently began trial production of automotive-grade, sintered NdFeB magnets at its NPI facility within Independence. The Company is targeting the commissioning of its magnet manufacturing capabilities by the end of 2025.
Throughout 2024, the Company significantly advanced the organization’s engineering and manufacturing technology capabilities and meaningfully added to its magnetics team of scientists, technicians, and engineers, with the team now comprised of over 100 employees. With the recent achievements at Independence, the Company has taken a significant step towards reestablishing a fully integrated, domestic supply chain for these critical components for the first time in decades. By offering magnet customers a complete, end-to-end Western supply chain solution, the Company believes vertical integration represents a material incremental value creation opportunity, which the Company is uniquely positioned to provide given its ownership of Mountain Pass.
Beyond re-establishing a supply chain for REE in the Western Hemisphere, the Company expects to capitalize on the growing demand for downstream magnetic materials. In aiming to achieve technical and cost leadership, the Company expects it will continue to explore opportunities to invest in, develop, and/or sponsor new downstream initiatives for REO and rare earth products that support industrial electrification. MP Materials’ successes at Mountain Pass highlight its ability to identify undervalued assets, execute disciplined strategies, and assemble skilled management. The Company will leverage its expertise across the critical minerals value chain, responsibly allocating capital to benefit stockholders and align with its mission.
Human Capital Resources
The people of MP Materials are the Company’s most valuable asset in fulfilling the Company’s mission. At the core of the Company’s success is the relentless pursuit to maintain and nurture an owner-operator culture that instills an entrepreneurial spirit where employees feel motivated and empowered to deliver results through an unwavering commitment to doing what is right in a safe environment. In order to promote MP Materials’ owner-operator culture, every employee receives a discretionary grant of time-vested restricted stock units after joining the Company. The Company believes equity ownership reinforces the employees’ sense of their contribution to the Company’s success.
Ensuring the Company attracts, develops and retains top talent across all functions with diverse experiences, backgrounds and perspectives is critical to the Company’s success. An employee retention rate of approximately 95% was achieved in every calendar quarter during 2024, which continues to demonstrate the Company’s priorities of ensuring its team is healthy, incentivized, proud to work for MP Materials, and believes in the Company’s mission.
Employees
Since relaunching production at Mountain Pass in July 2017, the Company has increased its full-time equivalent (“FTE”) employee base from eight contractors in 2017 to 804 employees as of December 31, 2024, of which approximately 83% were field-based employees. This represents an 18% increase of FTE employees in 2024, on top of a 40% increase in 2023. None of the Company’s employees are subject to any collective bargaining agreements. The Company continues to advance its commitment to creating employment opportunities for U.S. workers and has added over 300 employees across the past two years, including 56 employees at the Independence Facility during 2024.
Health, Safety and Well-Being
The health, safety, and well-being of the Company’s employees, suppliers and communities are a priority, with “Safety” being one of the Company’s six core values, along with “Empowerment,” “Entrepreneurship,” “Integrity,” “Results,” and “Unwavering” effort. MP Materials is committed to maintaining a strong safety culture and continues to emphasize the importance of its employees’ role in identifying, mitigating and communicating safety risks. To ensure the ongoing safety of employees and any contractors working on-site, the Company has a clear set of health and safety guidelines in place and routinely conducts general as well as equipment- and process-specific safety training. The Company believes that the achievement of superior safety performance is both an important short-term and long-term strategic imperative in managing its operations.

All newly-hired employees at Mountain Pass complete a minimum of 24 hours of Federal Mine Safety and Health Administration (“MSHA”) training during the onboarding process and must, at a minimum, complete annual refresher training. Following their initial training, depending on their job classification, new employees complete targeted online and supervised field training specific to their roles and responsibilities. For example, operations and maintenance workers go through specific Lock Out/Tag Out/Try Out training, confined-space work and rescue, and forklift classroom and in-the-field training. In total, during 2024, the Company’s employees completed over 13,000 hours of new hire and/or annual refresher training and over 1,200 hours of emergency medical response training, including first aid and CPR.
The Company utilizes a formalized digital data reporting system to track all incidents reportable to the California Occupational Health and Safety Administration and MSHA. The Company tracks lost time injuries, recordable injuries, recordable injury rates, and near-miss reports. MP Materials strongly encourages the reporting of near-miss incidents so that it can mitigate hazards or change procedures to improve workforce safety in advance of any actual incident. As of December 31, 2024, the Company had completed over 1,700 days without a lost-time injury.
Diversity and Meritocracy
MP Materials believes that a diverse and meritocratic workforce and Board of Directors produces better overall decision-making for employees, which benefits the organization. In prioritizing hiring employees with the requisite skills, the Company continues to assemble a diverse workforce. As of December 31, 2024, based on employees’ self-reporting, veterans and women represented 4% and 15%, respectively, of the Company’s workforce and 20% of managerial or supervisory positions were occupied by women. As of December 31, 2024, women represented 28% of the Company’s Board of Directors. Additionally, as of December 31, 2024, 51% of the Company’s workforce was composed of underrepresented minorities.
Employee Engagement and Development
Employee engagement efforts are critical in ensuring all employees feel heard, respected, and valued, and that applicable actions are taken when feedback is received. The Company continues to hold events where collaboration occurs and contributions are recognized while continuing its focus on providing opportunities for employees to interact with executive management through events such as in-person sessions, milestone celebrations, and routine stand-up briefings.
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
MP Materials is dedicated to the continual training and development of its employees, especially of those in field operations, to ensure the Company develops future managers and leaders from within its organization. The training starts on an employee’s first day with on-boarding procedures that focus on safety, responsibility, ethical conduct, and collaborative teamwork. In addition, the Company has partnered with educational institutions, governmental authorities, and strategic outside organizations to further enhance and improve access to the talent required to advance the Company’s mission. The Company also has an electrical and instrumentation apprenticeship program that pays for employees to attend trade school to increase their opportunity for future advancement.
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
The materials that the Company produces are essential to the supply chains for many technologies that help decarbonize the global economy, improve productivity in the workforce, and better the lives of many. Without MP Materials’ conscientiously-mined materials, not only will the future of magnetic technologies depend on more highly polluting traditional production methods, but the advanced research and development related to these vital applications and their manufacturing will continue to follow that supply overseas. MP Materials is restoring the resource independence of the U.S.— removing the single point-of-failure in the supply chain for these products and ensuring that American industry can determine its own future in the automotive, robotics, aerospace, renewable energy, and information technology industries.
Customers
Materials Segment
Currently, the Company sells the vast majority of its rare earth concentrate to Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”) under the terms of the 2024 Offtake Agreement, which became effective in January 2024 and replaced and extended the 2022 Offtake Agreement (as such terms are defined in Note 19, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements). Shenghe is an indirect majority-owned subsidiary of Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. Under the 2024 Offtake Agreement, Shenghe is contractually obligated to purchase the Company’s rare earth concentrate product meeting certain minimum specifications as the exclusive distributor in China on a “take-or-pay” basis (such that they are obliged to pay for product even if they are unable or unwilling to take delivery), with certain exceptions for the Company’s direct sales globally. Shenghe then sells the rare earth concentrate it acquires to customers in China for processing into refined products. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take-or-pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction.
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
The Company also regularly enters into short- and long-term sales contracts with other customers for the sale of its rare earth concentrate and separated rare earth products.
Magnetics Segment
In April 2022, as discussed above, the Company entered into a long-term agreement to supply magnets and precursor products manufactured at the Independence Facility to GM as its foundational customer. The Company is also pursuing sales opportunities to other customers for its future magnet products.
Suppliers
The Materials segment uses certain proprietary chemical reagents in its flotation process, which it currently purchases from third-party suppliers. The hydrometallurgy, separations, and product finishing processes are reliant upon certain commodity reagents. These chemicals are subject to pricing volatility, supply availability and other restrictions and guidelines. In the event of a supply disruption or any other restriction, the Company believes that alternative reagents could be sourced for certain processes. As operations scale at the Independence Facility, the Company expects that the Magnetics segment will be supplied with NdPr oxide produced at Mountain Pass, which is within the Materials segment. In addition, certain raw materials expected to be used in the production of metal and magnets may be subject to pricing volatility, supply availability and other restrictions and guidelines.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect its proprietary intellectual property rights. The Company utilizes patents, trade secret protection and nondisclosure agreements to protect its proprietary rare earth technology.
Competition
The rare earth mining, processing, and magnetics manufacturing markets are capital-intensive and highly competitive. With continued state-sponsored consolidation, there remain two major rare earth groups in China. These groups and their affiliates control (and/or allocate to unaffiliated third parties) substantially all of China’s quota for concentrate production and rare earth refining. Outside of China, there are few producers operating at scale, with processing capabilities located in Australia and Malaysia. China also maintains a dominant position in the supply of NdFeB permanent magnets due to its vast rare earth reserves, advanced processing capabilities, and vertically integrated production infrastructure.
Environmental and Regulatory Matters
The Company is subject to numerous federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining, mineral processing industry, and magnetics manufacturing industries including, without limitation, those pertaining to employee health and safety, air quality standards and emissions, water usage, wastewater and stormwater discharges, GHG emissions, hazardous and radioactive and other waste management, storage and handling of naturally occurring radioactive material, plant and wildlife protection, remediation of contamination, land use, reclamation and restoration of properties, procurement of certain materials used in the Company’s operations, groundwater quality and the use of explosives. Environmental laws and regulations continue to evolve which may require the Company to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the re-interpretation or change in enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit operations, or impose other restrictions upon the Company’s current or future operations, or result in the imposition of fines and penalties for failure to comply.
Complying with these regulations is complicated and requires significant attention and resources. The Company expects to continue to incur significant sums for ongoing environmental matters, including salaries, and expenditures for monitoring, compliance, remediation, reporting, pollution control equipment and permitting.
Information About Our Executive Officers
The persons serving as executive officers of MP Materials and their positions with the Company are as follows:

Name	Age	Position
James H. Litinsky	47	Chairman of the Board and Chief Executive Officer
Michael Rosenthal	46	Chief Operating Officer
Ryan Corbett	35	Chief Financial Officer
Elliot Hoops	50	General Counsel and Secretary
James H. Litinsky. Mr. Litinsky is the Founder, Chairman and Chief Executive Officer of MP Materials. Mr. Litinsky is also the Founder, Chief Executive Officer and Chief Investment Officer of JHL Capital Group LLC (“JHL”), an alternative investment management firm. Before founding JHL in 2006, he was a member of the Drawbridge Special Opportunities Fund at Fortress Investment Group (“Fortress”). Prior to Fortress, he was a Director of Finance at Omnicom Group, and he worked as a merchant banker at Allen & Company. Mr. Litinsky received a B.A. in Economics from Yale University, cum laude, and a J.D./M.B.A. from the Northwestern University School of Law and the Kellogg School of Management. He was admitted to the Illinois Bar.

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
•Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.
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
•The production of magnets and magnetic precursor products in Stage III is dependent upon our ability to complete the buildout of the Independence Facility; an unanticipated delay in the completion of the Independence Facility could have a material adverse effect on our ability to produce magnets.
•If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
•We may not be able to obtain additional patents and the legal protection afforded by any additional patents may not adequately protect our rights or permit us to gain or keep any competitive advantage.
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
•We are subject to a number of operational risks of our business, including power outages or shortages at Mountain Pass; increasing costs or limited access to raw materials; disruptions in transportation or other services; inability to process REO that meet individual customer specifications; access to water; uncertainty in our estimates of REO reserves; labor matters/labor relations; information technology and cybersecurity breaches; and/or sustainability matters.

•We are subject to regulatory and business risks associated with our investment in VREX Holdco Pte. Ltd. (“VREX Holdco”).
•The conditional conversion features of our Convertible Notes (as defined in Note 10, “Debt Obligations” in the notes to the Consolidated Financial Statements), if triggered, may adversely affect our financial condition and operating results.
•Conversion of our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
•Certain provisions in the indentures governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Risks Relating to our Business and Industry
We may be adversely affected by fluctuations in demand for, and prices of, REE and magnet materials.
Because our revenue is, and will be for the foreseeable future, from the sale of rare earth products, changes in demand for, and the market price of (including taxes and other tariffs and fees imposed upon) REE and magnet materials could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in our realized prices for REE and magnet materials. For example, as a result of the decrease in the market price of NdPr oxide in 2024, our NdPr Realized Price per KG (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) decreased from $70 for the year ended December 31, 2023, to $51 for the year ended December 31, 2024, which negatively impacted our results of operations and cash flows.
REE and magnet material prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure REE and magnet materials. A change in the U.S. federal administration introduces uncertainty as to shifts in policies, tariffs, taxes, regulations, and priorities, all of which may have a detrimental impact on demand. Furthermore, supply side factors have a significant influence on price volatility for REE and magnet materials. Supply of REE and magnet materials is dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, and, to a lesser extent, regulation of imports, and has and may continue to change such production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of REE and magnet materials can lead to significant fluctuations in the market price of such products.
A prolonged or significant economic contraction in the U.S., China, or worldwide could put downward pressure on market prices of REE and magnet materials. Protracted periods of low prices for REE and magnet materials could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and reduce our proven and probable REO reserves.
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
Our strategy is to produce REE and magnet products that are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies. The success of our business depends on the continued growth of these end-markets and the successful commercialization of rare earth products, including NdPr, in such markets. If the market for these critical existing and emerging technologies does not grow as we expect, grows slower than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies, particularly in the automotive industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business. Any unexpected costs or delays in the manufacturing of separated REE products or rare earth magnets, or less than expected demand for the critical existing and emerging technologies that use rare earth products, could have a material adverse effect on our financial condition or results of operations.
An increase in the global supply of rare earth products, dumping, predatory pricing and other tactics designed to inhibit our further downstream integration by our competitors may materially adversely affect our profitability.
The pricing of and demand for rare earth products is affected by a number of factors beyond our control, including the global macroeconomic environment and the global supply and demand for REO products. China accounts for the significant majority of global separated REO production and also dominates the manufacture of metals and NdFeB magnets from rare earths, capabilities that are not currently present at scale in the U.S. Over the past few years, there has been significant restructuring of the Chinese rare earth production industry, further centralizing control over production by state-owned enterprises. Chinese competitors may engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
We operate in a highly competitive industry.
The rare earth mining and processing and magnet manufacturing industry is capital intensive with competitive market dynamics. Production of REE and magnet products is dominated by our Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve, and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. If we are not able to achieve consistent product quality at our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance, and production costs, could have a material adverse effect on our business.
Industry consolidation may result in increased competition, which could result in a reduction in revenue.
Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), that accounts for more than half of China’s heavy rare earths supplies. China Rare Earth Group has enhanced pricing power of key rare earths, such as dysprosium and terbium, which has brought changes to the global rare earth supply chain. These competitive pressures could have a material adverse effect on our business.
Our ability to generate revenue will be diminished if we are unable to compete with substitutions for our rare earth materials.
Technology changes rapidly in the industries and end-markets that utilize our materials. If these industries introduce new technologies or products that no longer require the rare earth materials or NdFeB magnets we produce or may produce in the future, or suitable substitutes become available, this could result in a decline in demand for our rare earth materials or NdFeB magnets. If the demand for our rare earth materials or NdFeB magnets decreases, it will have a material adverse effect on our business and the results of our operations.

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
In January 2024, the Company entered into the 2024 Offtake Agreement. The initial term of the 2024 Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period. While Shenghe is obligated under the 2024 Offtake Agreement to purchase all of the rare earth concentrate product meeting certain minimum specifications on a “take-or-pay” basis (such that they are obliged to pay for product even if they are unable or unwilling to take delivery), we cannot guarantee that Shenghe will continue to purchase all of the products that it is contractually bound to purchase or that they will purchase products that do not meet these specifications.
Further, Shenghe sells the rare earth concentrate it acquires under the 2024 Offtake Agreement to customers in China who separate and extract the individual rare earth elements. We do not control the amount and timing of resources that Shenghe will dedicate to their sales efforts. Therefore, any decline or delay in Shenghe’s sales efforts could reduce sales prices or sales volumes, which could have an adverse impact on our results of operations.
Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.
We operate globally and sell our products in countries throughout the world with a primary focus on the Asian market. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.
Changes in China’s political environment and policies, including changes in export policy or the interpretation of China’s export policy and policy on rare earths production or the import of rare earth feedstock, may adversely affect our financial condition and results of operations.
Because the vast majority of our rare earth concentrate product is currently sold to Shenghe under the 2024 Offtake Agreement for further processing by third-party customers in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, subsidies to related industries, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or an outbreak of a global pandemic disease could severely interfere with the sale and/or shipment of our products and would have a material adverse effect on our operations.
Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China’s government has exercised and continues to exercise substantial control over many sectors of the Chinese economy through regulation and state ownership. Our ability to sell products to customers in China or obtain materials from suppliers in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs and regulations, raw materials, environmental regulations, land use rights, property and other matters. The U.S. Government has instituted substantial changes to foreign trade policy with China and has assessed punitive tariffs on many categories of Chinese goods. Such policies may impact our costs of production if we or our suppliers rely on materials or parts subject to such tariffs. China has retaliated with increased tariffs on U.S. goods. Any further changes in U.S. trade policy, including as a result of the change in the U.S. federal administration, could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in U.S. and China relations, including through changes in policies by the Chinese government, could adversely affect our financial condition and results of operations, including changes in laws, regulations or the interpretation thereof, tariffs, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.
The production of rare earth products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient resources to provide for such production, it could have a material adverse effect on our financial condition or results of operations.
Our ability to reach anticipated production rates as part of our Stage II project at Mountain Pass, the completion of Independence, as well as the execution of other capital projects such as the HREE Facility, all require the commitment of substantial resources and capital expenditures. Our estimated expenses may increase for a variety of factors, including as a result of inflationary pressures in the U.S. The progress, the amounts and timing of expenditures and the success of these projects will depend in part on the following: (a) the ability of the Stage II facilities to separate REO as designed and engineered; (b) our ability to timely produce metal for magnets; (c) our ability to timely procure new equipment and materials, certain of which may involve long lead-times, or to repair existing equipment; (d) the ability of service providers or vendors to meet contractually-negotiated delivery or completion deadlines or meet performance specifications or guarantees; (e) maintaining, and procuring, as required, applicable federal, state and local permits; (f) the incorporation of project change orders, due to engineering, process, health and safety, or other considerations; (g) negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work following commissioning; (h) impact of planned and unplanned shut-downs and delays in our production; (i) impact of stoppages or delays on construction projects; (j) disputes with contractors or other third parties; (k) negotiating sales and offtake contracts for our planned production; (l) the execution of any joint venture agreements or similar arrangements with strategic partners; and (m) other factors, many of which are beyond our control.
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
Our only rare earth mining and processing facility at this time is Mountain Pass. Our continued growth is based on reaching anticipated production rates for the separation of REE in accordance with our expected timeframe. The deterioration or destruction of any part of Mountain Pass, or a failure of any necessary equipment to operate as designed, may significantly hinder our ability to reach or maintain anticipated production rates within the expected timeframe or at all. If we are unsuccessful in reaching and maintaining expected production rates for REE at Mountain Pass, including by failing to reach anticipated throughput, recoveries, uptimes, yields, product quality, or any combination thereof, within expected timeframes or at all, we may not be able to reach our full revenue potential or achieve our anticipated cost structure.
The production of magnets and magnetic precursor products in Stage III is dependent upon our ability to complete the buildout of the Independence Facility; an unanticipated delay in the completion of the Independence Facility could have a material adverse effect on our ability to produce magnets.
In February 2022, we commenced construction of our initial rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas, in support of our Stage III initiatives. The building portion of the Independence Facility was completed in 2023. However, in order to produce magnets, the Independence Facility requires substantial additional capital for equipment purchases, installation, and commissioning, and there may be unanticipated costs or delays associated with these activities. In addition, our ability to reach our full revenue potential will be dependent on our ability to finish the buildout of the Independence Facility and commence the production of magnets. Our proposed timeline for producing magnet materials is based on certain estimates and assumptions we have made about our business, including reaching anticipated production rates for the separation of REE and the ability to obtain equipment on a timely basis from third party vendors. If any of these estimates or assumptions prove to be wrong, it may significantly hinder our ability to complete the Independence Facility within the expected time frame or at all. If we are unsuccessful in being able to commence production at the Independence Facility, within the expected time frame or at all, we will not be able to take advantage of our downstream value creation opportunity and thus we may not be able to reach our full revenue potential.
If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the U.S. and elsewhere in the world that relate to our rare earth products and processes, including our planned future production of magnets at Independence. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.
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
We entered into a binding long-term supply agreement with GM. Our ability to fulfill the obligations under our long-term agreement with GM to supply them with magnet materials is subject to a number of risks and contingencies. We are building the first scaled rare earth magnet manufacturing facility in the U.S. in several decades. While we are relying on a number of experienced engineers and other third parties in the design, engineering and construction of the Independence Facility, we are making a number of judgments and assumptions on process design, equipment selection and design, and plant operations, that may or may not prove to be correct. Design, engineering or construction delays may impair our ability to perform under our long-term supply agreement with GM. In addition, we need to procure the necessary equipment and materials to produce magnets and their precursor products, some of which may be difficult to obtain. There can be no assurance that such equipment and materials will be procured on time or not be delayed due to circumstances beyond our control.
Further, we need to hire a sufficient number of engineers, operators and other professionals to successfully design and operate the Independence Facility. It may be difficult for us to hire employees with the experience, education and skills needed to produce magnet materials, and we may need to hire employees from other countries if we cannot recruit employees in the U.S. We will also face competition for these employees.
There can be no assurance that we successfully produce magnet materials at the volumes and quality necessary to meet the requirements under our long-term supply agreement with GM. In the event that we are not able to mitigate these risks and fail to comply with the terms of the agreement with GM, this could have a material adverse effect on our financial position and results of operations.
We may not be able to convert current commercial discussions with customers for the sale of REO products into contracts, which may have a material adverse effect on our financial position and results of operations.
Upon reaching anticipated production rates for REO and other planned midstream products at Mountain Pass, we expect to produce approximately 20,000 MTs of separated REO per year, which includes approximately 6,075 MTs of NdPr oxide per year, excluding cerium concentrate. Prior to reaching expected production rates for REO and other planned downstream products at Mountain Pass, we intend to enter into short- and long-term sales contracts with new customers. However, there can be no assurance that these customers will enter into sales contracts for REO. The failure to enter into such contracts may have a material adverse effect on our financial position and results of operations.
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
Our facilities at Mountain Pass are currently powered by a natural gas-powered combined heat and power (“CHP”) plant that produces electricity and steam and eliminates reliance on the regional electric power grid. Operation of the CHP plant is necessary to support the entire energy demand of our upstream and midstream operations. While we believe that the CHP plant will provide sufficient electricity and steam to operate our facilities at Mountain Pass, there can be no assurance that there will not be intermittent interruptions in the ability to produce electricity and steam. Instability in electrical supply could cause sporadic outages or brownouts. Any such outages or brownouts could have a negative impact on our production. If the CHP plant is unable to provide sufficient energy for the operation of Mountain Pass or if additional growth projects require energy needs in excess of CHP capacity, we may be required to obtain electricity from a single utility company in Southern California. We could incur higher operating costs, remain subject to the effects of occasional grid power outages and brownouts, and could experience temporary interruptions of processing operations. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations.
Increasing costs or limited access to raw materials may adversely affect our profitability.
At Mountain Pass, we use significant amounts of chemical reagents to process REE and expect to use a significant amount of raw materials in the production of magnets at Independence. Though we may enter into long-term purchase agreements, chemical reagents and other raw materials sourced from third parties may be subject to significant volatility in cost and availability. In addition, third parties may not honor their agreements with us and/or declare force majeure, and as a result, we may need to obtain such chemical reagents from other parties at higher costs and expense and there may be a delay in obtaining such chemical reagents. Further, supply chains reliant on sea vessels, train, and/or truck may subject us to transportation delays in obtaining these chemical reagents. We also may not be able to store such chemical reagents or other raw materials without incurring substantial costs. We may not be able to pass increased costs for these chemical reagents or other raw materials through to our customers in the form of price increases. The Mountain Pass site includes a currently idle chlor-alkali facility that may be restarted in the future to produce hydrochloric acid, sodium hydroxide, and sodium hypochlorite. A significant increase in the price or decrease in the availability of these chemicals before we potentially restart our production of them on-site, or restrictions imposed by environmental regulations or law on chemical use, could materially increase our operating costs and adversely affect our profit margins and production volumes. There can be no assurance that we will be able to purchase the necessary chemical reagents or other raw materials from third parties on terms that are acceptable to us. The failure to obtain chemical reagents or other raw materials as needed will have an adverse effect on our financial condition and results of operations.
Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply REE or magnet products to our customers, which could adversely affect our results of operations.
We currently transport our rare earth concentrate and NdPr oxide products via ocean freight to customers and tollers. In the past, there have been backlogs of container ships off the coast of Southern California that delayed shipments in and out of the ports of Los Angeles and Long Beach, the ports that we use to ship our rare earth concentrate product. While we managed to mitigate these intermittent delays in shipping rare earth concentrate product through these ports, our ability to continue to maintain stable shipments may be impacted if port delays due to congestion return or worsen.
In addition, we may in the future need to transport our products to additional customers and other tollers wherever they may be located. Finding affordable and dependable transportation is necessary for us to be able to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, seasonal changes in supply and demand for transportation, changes to rail or ocean freight systems, domestic or international laws or regulations, permits or other approvals, or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales and could materially adversely affect our results of operations. Such events and conditions, including flooding and other natural disasters, could also impact the facilities of our customers which could have a material adverse effect on our ability to deliver our product to our customers.
We need to process REE to exacting specifications in order to provide our current and future customers with a consistently high-quality product. An inability to process REO that meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
In our midstream operations, we must be able to process REE to meet customer needs and specifications and to provide customers with a consistently high-quality product while meeting ever-stricter purity requirements. We have limited experience running and are still scaling our midstream operations. In the event that certain equipment fails to consistently perform as designed or we are unable to maintain consistent product quality, we may struggle to meet individual customer specifications, which may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of REO requires significant amounts of water. The technology we currently use to beneficiate REO is a sustainable process with dry tailings that limits the need for freshwater usage. Although we believe our current process is sustainable, any disruption in the process could prompt the need for significant access to freshwater. Additionally, with the commencement of our midstream operations in 2023, we require an even greater amount of water for our CHP plant, separation and extraction processes, and product finishing operations, including significant demand for highly-pure water. We maintain and operate one water supply well field for potable and process water and own land and wells in another water supply well field that we may be able to operate in the future. In addition, significant volumes of water are recycled from process brine to reduce ground water usage. Any disruption to our current process, including our water treatment plant used to make highly-pure water, decreases in available water supply, or inability to recycle sufficient volumes of distillate may have a material adverse effect on our operations and our financial condition or results of operations.
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
The operations of VREX were recently paused. VREX Holdco, the Company, and Shenghe have entered into an agreement whereby, subject to any required regulatory approvals, VREX Holdco would return to the Company the dollar amount of the Company’s initial investment in exchange for its equity interest in VREX Holdco.
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
Uncertainty in our estimates related to our REO reserves could result in lower-than-expected revenues and higher-than-expected costs or a shortened estimated life-of-mine for Mountain Pass. Fluctuations in factors out of our control such as changes in future product pricing, foreign government policies on the import or export of rare earths and foreign exchange rates can have a significant impact on the estimates of reserves and can result in significant changes in the quantum of our reserves period-to-period.
Period-to-period conversion of probable REO reserves to proven reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
Our profitability could be adversely affected if we fail to maintain satisfactory labor relations; work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
Production at Mountain Pass and Independence is dependent upon the efforts of our employees. Although none of our employees are currently subject to any collective bargaining arrangements, our employees could, in the future, choose to be represented as a collective unit, which may result in labor disputes, work stoppages or other disruptions in our production efforts that could adversely affect us.
A work stoppage by any of the third parties providing services in connection with construction projects at Mountain Pass or Independence could significantly delay the completion of such projects and disrupt our operations, reduce our revenues, and materially adversely affect our results of operations.
A shortage of skilled technicians and engineers may further increase operating costs, which may materially adversely affect our results of operations.
Efficient production of rare earth products, magnets and magnetic precursor products using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. If we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.
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
We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, Mountain Pass is located in San Bernardino County, California, near active faults, which could lead to nearby earthquakes. If major disasters such as earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at Mountain Pass or Independence may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we have been in the past or could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, operating results and financial condition.
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

Consequently, the modernization and expansion of Mountain Pass and the development of the Independence Facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, or the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation are evolving in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. In addition, mine safety has been the subject of increasing scrutiny resulting in federal and state legislatures and other regulatory authorities imposing more stringent regulatory requirements on mining operations. Any changes in environmental laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.
Our operations use hazardous materials and generate hazardous waste and radioactive byproducts. While we maintain procedures for and conduct training on the handling and disposing of chemicals or other substances by our personnel, risks, including bodily injury and property damage, persist. Moreover, mining and processing of rare earths has occurred at Mountain Pass since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Mountain Pass is subject to an order issued by the Lahontan Regional Water Quality Control Board, primarily related to contamination emanating from certain on-site impoundments active during prior periods of operation, pursuant to which we and previous owners have conducted various investigatory and remedial actions. These remedial activities include groundwater monitoring, extraction and treatment. We are still in the process of delineating the extent of groundwater contamination at and around Mountain Pass and cannot assure you that we will not incur material costs relating to the remediation of such contamination. Also, prior to our acquisition of Mountain Pass, leaks in a wastewater pipeline from Mountain Pass to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. Pursuant to a settlement agreement, that contamination has been remediated by Chevron Mining Inc., which retained ownership of the ponds and the pipeline and provided a full indemnity to the previous buyer of Mountain Pass for liabilities related to the Ivanpah wastewater pipeline. In 2023, the remaining portion of the pipeline was removed from Mountain Pass and safely disposed. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, and analogous state statutes, our liability for claims for contamination at our current or former properties, and at third-party sites at which we disposed of waste, may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes, could have a material adverse effect on our business, reputation, results of operations and financial condition.
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
Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, permitting, reporting and other costs to comply with such regulations. Largely as a result of the operation of our CHP plant, our emissions of greenhouse gases exceed thresholds required for inclusion in California’s cap-and-trade program. As such, allowances will be directly allocated to us annually, with fluctuations based on energy usage and regulatory provisions. We expect that our emissions will continue to increase as our separations production ramps, which would require us to purchase additional allowances, with the price of allowances subject to market volatility. Any adopted future climate change regulations could negatively impact our ability to compete with companies situated in areas and countries not subject to such limitations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace, including the investing community, about potential impacts on climate change by us or other companies in our industry could harm our reputation or our access to capital. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These impacts may adversely affect the cost, production and financial performance of our operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property, or inaccuracies in the assumption underlying our reclamation plan and mine closure obligations, could have a material adverse effect on our business, results of operations and financial condition.
Under the California Surface Mining and Reclamation Act, we are generally obligated to restore property after it has been mined in accordance with regulatory standards and our approved mining plan. Additionally, we are required under various federal, state, and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The failure to acquire, maintain or renew such assurances, as required by federal, state, and local laws, could subject us to fines and penalties as well as the revocation of our mining permits. Such failure could result from a variety of factors, including:
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
Federal, state, and local laws and regulations establish reclamation and closure standards applicable to our surface mining and other operations as well. Estimates of our total reclamation and mine closing liabilities are based upon our reclamation plan, third-party expert reports, current applicable laws and regulations, certain permit terms, our engineering expertise related to these requirements and review by regulatory agencies. Any change in the underlying assumptions, permissions, or other variation between the estimated liabilities and actual costs could materially and adversely affect our business, results of operations and financial condition.
Risks Related to Our Common Stock
Our stock price has experienced, and may in the future experience, volatility, and you could lose all or part of your investment as a result.
The trading price of our common stock has historically experienced, and may continue to experience, significant volatility, which could cause you to lose all or part of your investment. Moreover, as a result of the decrease in the market price of NdPr oxide in 2024, our NdPr Realized Price per KG decreased from $70 for the year ended December 31, 2023, to $51 for the year ended December 31, 2024. This negatively impacted our results of operations and cash flows, which, at times, has resulted in a decrease in the trading price and increased volatility of the Company’s common stock. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to our Business and Industry” above and the following: (a) fluctuations in demand for, and prices of, REE and magnet products; (b) results of operations that vary from the expectations of securities analysts and investors; (c) changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors; (d) declines in the market prices of stocks generally and market prices of mining-related companies in particular; (e) strategic actions by the Company or its competitors; (f) announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; (g) any significant change in the Company’s management; (h) changes in general economic or market conditions or trends in the Company’s industry or markets; (i) changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business; (j) future sales of the Company’s common stock or other securities; (k) investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives; (l) the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC; (m) litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of our competitors; (n) guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance; (o) the development and sustainability of an active trading market for the Company’s stock; (p) actions by institutional or activist stockholders; (q) declines in the market price of our stock as a result of negative reports on the Company by research firms that engage in short selling; (r) changes in accounting standards, policies, guidelines, interpretations or principles; and (s) other events or factors, including those resulting from natural disasters, war, acts of terrorism, health pandemics or responses to these events.
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
On August 30, 2024, our Board of Directors approved a $300.0 million increase to the Company’s existing share repurchase program, bringing the total authorized amount to $600.0 million. The share repurchase program was also extended and is now effective until August 30, 2026. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our common stock and increase volatility, reduce our cash available for operations and may be suspended or terminated at any time. During the year ended December 31, 2024, we paid $225.1 million to repurchase 15.2 million shares of our common stock under the program. We cannot guarantee that we will repurchase additional shares under the program or conduct future share repurchase programs, and we cannot guarantee that any such programs will result in long-term increases to shareholder value. As of December 31, 2024, $375.0 million was available for additional share repurchases under the share repurchase program.
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
These provisions provide for, among other things: (i) no cumulative voting with respect to the election of our Board; (ii) the division of our Board into three classes, with only one class of directors being elected in each year; (iii) the ability of our Board to issue one or more series of preferred stock; (iv) advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; (v) certain limitations on convening special stockholder meetings; (vi) limiting the ability of stockholders to act by written consent; (vii) the ability of our Board to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director in certain circumstances; (viii) providing that our Board is expressly authorized to make, alter or repeal our bylaws; (ix) the removal of directors only for cause; and (x) that certain provisions may be amended only by the affirmative vote of at least 66.7% of the shares of common stock entitled to vote generally in the election of our directors.
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
Increased scrutiny regarding our sustainability practices could impact our reputation and our stock price.
In October 2024, we released our latest sustainability report, which highlights our key achievements, metrics and sustainability strategy. Our sustainability report also includes our policies and practices on a variety of sustainability matters, including water management and preservation; recycling; diversity, inclusion and meritocracy; employee health and safety; and human capital management. In addition, our business faces increasing scrutiny related to issues such as sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, diversity, inclusion and meritocracy, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources.
The publication of our sustainability report may result in increased investor, media, employee, and other stakeholder attention to our sustainability initiatives, and such stakeholders may not be satisfied with our sustainability practices or initiatives. Organizations that inform investors on such matters have developed rating systems for evaluating companies on their approach to sustainability. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to sustainability concerns could harm our business and reputation.

In addition, certain influential institutional investors are also increasing their focus on sustainability practices and are placing importance on the implications and social cost of their investments. If our sustainability practices do not meet the standards set by these investors, they may choose not to invest in our common stock, or if our peer companies outperform us in their sustainability initiatives, potential or current investors may elect to invest with our competitors instead. If we do not comply with investor or stockholder expectations and standards in connection with our sustainability initiatives, or are perceived to have not responded appropriately to address sustainability issues within our company, our brand and reputation, as well as our business, financial condition, and results of operations could be negatively impacted, and our share price could be materially and adversely affected.
Risks Relating to our Convertible Notes
The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
For our 2030 Notes, at our election, we may settle notes tendered for conversion entirely or partly in shares of our common stock. For our 2026 Notes, we have irrevocably elected to fix the settlement method for all conversions whereby the principal must be repaid in cash and any consideration in excess of par would be settled in shares of our common stock. In the event the conditional conversion features of our Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which only applies to the 2030 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, holders of the Convertible Notes will have the right to require us to repurchase their notes for cash upon the occurrence of certain fundamental changes. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion of 2030 Notes (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We are subject to counterparty risk with respect to the Capped Call Options.
In connection with the offering of our 2030 Notes in March 2024, we entered into capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”), which increased the effective conversion price of the 2030 Notes to $31.06 (from the nominal conversion price of $21.74). Consequently, the Capped Call Options are expected to reduce the potential dilution upon conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2030 Notes upon their conversion.
The Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Options. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s information security program is managed by a dedicated Chief Technology Officer (“CTO”), who has over 25 years of professional experience within information technology roles, including 15 years of security consulting experience. The CTO leads the information technology department, which is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Company’s Cybersecurity Incident Response Committee (the “CIRC”), which is comprised of the Company’s CTO, Chief Financial Officer, General Counsel, Senior Vice President of Financial Reporting and Technical Accounting, and Vice President of Internal Audit, meets periodically and more often, as needed, in the event cybersecurity incidents are identified.
As part of the Company’s overall risk assessment process, the enterprise risk management framework considers cybersecurity risk alongside other company risks. The Company’s internal audit department collaborates with the Company’s information technology department to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations. The Company actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security policies and procedures. Additionally, the Company provides cybersecurity awareness training to its employees, incident response personnel, and senior management.
Furthermore, the Company’s vendor management program addresses cybersecurity risks associated with its use of third-party service providers including suppliers, software, and cloud-based service providers. The Company proactively evaluates the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, threat intelligence during contracting, and vendor selection processes. Security issues are documented and tracked, and periodic monitoring of third parties is conducted to mitigate risk.
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
ITEM 2.    PROPERTIES
Mountain Pass
The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (previously defined as “Mountain Pass”), which is located on 2,232 fee simple acres of land, approximately 50 miles southwest of Las Vegas, Nevada, near Mountain Pass, San Bernardino County, California, at geographic coordinates 35°28’56”N latitude and 115°31’54”W longitude. Mountain Pass supports the Company’s Materials segment and includes an open-pit mine in the production stage, infrastructure supporting mining and processing operations, overburden and ore stockpiles, a crusher, a mill/flotation plant, hydrometallurgy facilities, separation plants, product finishing facilities, tailings processing and storage facilities, a water treatment plant, an idle chlor-alkali facility, and on-site evaporation ponds, as well as laboratory facilities to support product analysis and research and development activities, offices, maintenance shops, warehouses and support buildings. In 2023, the Company completed recommissioning activities on its previously idle separation facilities at Mountain Pass and completed construction of new assets, which are utilized to separate rare earth concentrate into other products, including NdPr oxide. The Mountain Pass facilities and infrastructure, the majority of which were constructed between 2012 and 2023, are in good operating condition and benefit from routine maintenance. The net carrying amount of property, plant and equipment (excluding mineral rights) used in the operation of Mountain Pass was approximately $621 million as of December 31, 2024.
Mountain Pass directly abuts Interstate 15 and may be accessed by existing hard-surface roads. Water at Mountain Pass is supplied through active water wells, pit dewatering, and process water recovery. MP Materials’ facilities at Mountain Pass are powered by a natural gas-powered CHP plant, which produces electricity and steam, minimizing reliance on the regional electric power grid.
As of December 31, 2024, approximately 1,128 acres of the 2,232 acres were in use (e.g., existing buildings, infrastructure or active disturbance). Portions of the fee lands, none of which are actively being mined or are currently anticipated to be mined for the purpose of recovering ore, are subject to mineral reservations in favor of the U.S. for some properties and the State of California for other properties. The specific minerals reserved on those parcels vary according to the type of land patent or conveyance document through which the land was acquired or conveyed. The Company also owns mining and mill site claims over a further 15,000 acres of adjacent land. The lands surrounding Mountain Pass are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition, MP Materials holds 525 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. These mining claims and mill sites provide land for mining, ancillary facilities, and expansion capacity around Mountain Pass.

Property Line
Evaporation Ponds
Tailings Plant
Crusher
Mill/Flotation Plant
Specialty Plant
Combined Heat & Power Plant
Water Treatment Plant
Old Plant
Separations & Product Finishing Plants
Northwest Tailings Disposal Facility
Open Pit Mine
West Overburden Stockpile
Chlor-Alkali Facility
Main Warehouse/Shop/Maintenance
Administration & Engineering Lab
Health & Safety/ Training Center
Mobile Maintenance/ Warehouses
Lab
Entrance/Guard House
Google Earth
2000 ft
N

Mountain Pass represents the largest commercial source of rare earth materials in the Western hemisphere. Molybdenum Corporation of America began REE mining operations at Mountain Pass in 1952. Mining, milling, and separation processes continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 2005, ChevronTexaco Corporation acquired Unocal Corporation and then, in 2008, Molycorp Minerals, LLC acquired Mountain Pass from Chevron Mining Inc. Operations relating to mining, milling and separations resumed under Molycorp until they were placed into cold-idle status in mid-2015. In July 2017, the Company acquired Mountain Pass from the Molycorp estate.
The Company holds the necessary permits to operate Mountain Pass, including conditional use and minor use permits from San Bernardino County, California, and an associated environmental impact report, all of which were issued in 2004, which currently allow continued operation of Mountain Pass through 2042, though the Company expects to extend such permits to allow for continued operation through at least 2053. Since restarting operations at the facility in the fourth quarter of 2017, the Company’s activities initially focused on the milling and flotation processes, leading to production of a bastnaesite concentrate, rich in REE, with the first concentrate sales in the first quarter of 2018. In the second half of 2023, the Company commenced production of separated rare earth products.
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
Independence Facility
The Company owns approximately 18 acres of land in Fort Worth, Texas, on which it is developing Independence, a metal, alloy, and magnet manufacturing facility as part of its Stage III strategy. The building and building improvements were substantially completed in the fourth quarter of 2023. In the fourth quarter of 2024, the Company commissioned machinery and equipment used in the manufacturing of NdPr metal, including electrolysis cells, and placed into service certain other machinery and equipment necessary for the production of other magnetic precursor products, such as strip casters. Installation and construction related to certain magnet manufacturing processes and equipment continues within the building. The Independence Facility supports the Magnetics segment.
Corporate Office
The Company has a lease for corporate office space at 1700 S. Pavilion Center Drive, Suite 800, Las Vegas, Nevada 89135. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the Company’s election.
Rare Earth Resources and Reserves
Introduction
Mineral resources and mineral reserves were estimated by SRK Consulting (U.S.) Inc. (“SRK”) for inclusion in this Annual Report. Pursuant to the requirements of Regulation S-K Subpart 1300 (“S-K 1300”), SRK prepared a pre-feasibility level Technical Report Summary for Mountain Pass with an effective date of October 1, 2024 (the “2024 TRS”) (refer to Exhibit 96.1 to this Annual Report). The mineral resource and mineral reserve estimated in the 2024 TRS were subsequently depleted by SRK to present an estimate of our resources and reserves as of December 31, 2024. The depletion removed by SRK represents resources and reserves that were extracted from the Mountain Pass open pit from October 1, 2024, through December 31, 2024.
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

An economic COG of 2.35% TREO has been developed to ensure that material reported as a mineral resource can satisfy the definition of having reasonable prospects for economic extraction as required for the SEC definition. Mineral resources have been constrained within an optimized economic pit shell based on reserve input parameters, with the exception of the assumed REO selling prices, which are set 15% higher than the reserves price.
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
Mineral Reserves
SRK developed a life-of-mine (“LoM”) plan for the Mountain Pass operation in support of mineral reserves. The Company operates a separations facility at Mountain Pass that allows it to separate bastnaesite concentrate into four individual REO products for sale. The Company further expects to install an ore sorting (pre-concentration) facility during 2025 to upgrade mined ore that is in the 2.5% to 5.0% TREO grade range. The Company expects that the separations and ore sorting facilities will both achieve full design capacity during 2026.
For economic modeling of the mineral reserves, SRK assumed that production will be a combination of bastnaesite concentrate sales and sales of four individual REO products: neodymium and praseodymium (previously defined as “NdPr”) oxide; samarium, europium, and gadolinium (“SEG+”) precipitate; lanthanum carbonate; and cerium chloride. Forecast economic parameters are based on historical cost performance for process, transportation, and administrative costs, as well as a first principles estimation of future mining costs. Forecast revenue from concentrate sales and individual separated product sales is based on a preliminary market study commissioned by the Company.
Pit optimization was performed based on prices that were established by the preliminary market study. The results of pit optimization guided the design and scheduling of the ultimate pit. SRK generated a cash flow model which indicated positive economics for the 30-year LoM plan, which provides the basis for the reserves. Reserves within the new ultimate pit are sequenced for approximately 25 years (Q4 2024 through 2048), with processing of stockpile material to occur for a further approximately 5 years (2049 through early 2053).
The costs used for pit optimization include estimated mining, processing, sustaining capital, transportation, and administrative costs, including an allocation of corporate costs. Processing and SG&A costs used for pit optimization were based on historical actual costs.
Processing recovery for concentrate is variable based on a mathematical relationship to estimate overall TREO recovery versus ore grade. The calculated COG for the reserves is 2.50% TREO, which was applied to indicated blocks contained within an ultimate pit, the design of which was guided by economic pit optimization.
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
Results
Mineral Resources
As of December 31, 2024, SRK estimates total indicated resources of 4.35 million STs with an average grade of 3.71% TREO and 13.35 million STs of inferred resources with an average grade of 4.79% TREO. Mineral resources are reported exclusive of mineral reserves. The reference point for mineral resources is in situ material.

Category	Resource Type	Cut-Off TREO (%)	Mass	Average Value
			Million Short Tons (dry)	TREO(1) (%)	La2O3(2) (%)	CeO2(2) (%)	Pr6O11(2) (%)	Nd2O3(2) (%)	Sm2O3(2) (%)
Indicated	Within the Reserve Pit	2.35	0.73	2.43	0.79	1.21	0.10	0.29	0.02
	Within the Resource Pit	2.35	3.62	3.97	1.29	1.98	0.17	0.48	0.04
Total Indicated		2.35	4.35	3.71	1.21	1.85	0.16	0.45	0.03
Inferred	Within the Reserve Pit	2.35	6.85	5.77	1.88	2.88	0.24	0.70	0.05
	Within the Resource Pit	2.35	6.50	3.76	1.23	1.88	0.16	0.46	0.03
Total Inferred		2.35	13.35	4.79	1.56	2.39	0.21	0.58	0.04
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
•The mineral resource model has been depleted for historical mining based on the December 31, 2024, pit topography.
•Pit optimization is based on pit slope angles of 39° to 45° including ramps and the following assumed prices: Rare Earth Mineral Concentrate $11.73 per kilogram (“kg”), PrNd Oxide $143.55/kg, SEG+ Precipitate $55.45/kg, La Carbonate $1.66/kg and Ce Chloride $2.96/kg.
•Pit optimization is based on concentrator recovery that varies based on the grade of the ore fed to the concentrator. The average REO distribution in the concentrate is PrNd (15.7%), SEG+ (1.8%), Lanthanum (32.3%) and Cerium (50.2%). Overall recoveries at the onsite separations plant as applied to concentrate containing on average 60% TREO are: PrNd Oxide (89.7%), SEG+ Precipitate (97.9%), La Carbonate (75.0%) and Ce Chloride (11.5%).
•Pit optimization is based on the following costs: mining cost at the pit exit of $1.50 per ST mined plus $0.05 per ST mined for each 15 feet bench above or below the pit exit, sorted ore rehandling ($2.55 per ST of sorted ore mined); non-sorted ore rehandling ($2.17 per ST of non-sorted ore mined), crushing ($3.66 per ST of ore crushed); ore sorting ($1.80 per ST ore fed to ore sorters), concentrating ($50.05 per ST of ore fed to concentrator), general and administrative ($28.82 per ST of ore fed to the concentrator), separations (includes a fixed annual cost and a variable cost of $1,080.59 per ST of concentrate processed on site), finished product shipping ($146.92 per ST shipped) and sustaining capital ($33.23 per ST of ore fed to the concentrator).
•The mineral resource statement reported herein only includes the REE cerium, lanthanum, neodymium, praseodymium, and samarium (often referred to as LREE). While other REE, often referred to as HREE, are present in the deposit, they are not accounted for in this estimate due to historic data limitations.

The following table is provided to show the change in mineral resources from December 31, 2023, to December 31, 2024:

Description	Estimate Date	Cut-off TREO (%)	Million Short Tons (dry)	TREO	La2O3	CeO2	Pr6O11	Nd2O3	Sm2O3
				(%)	(%)	(%)	(%)	(%)	(%)
Indicated Mineral Resources	December 31, 2024	2.35	4.35	3.71	1.21	1.85	0.16	0.45	0.03
Indicated Mineral Resources	December 31, 2023	2.18	1.45	2.75	0.89	1.37	0.12	0.33	0.02
Difference			2.90	0.96	0.32	0.48	0.04	0.12	0.01
% Difference(1)			200.1%	34.9%	36.0%	35.0%	33.3%	36.4%	50.0%
Inferred Mineral Resources	December 31, 2024	2.35	13.35	4.79	1.56	2.39	0.21	0.58	0.04
Inferred Mineral Resources	December 31, 2023	2.18	9.09	5.05	1.65	2.52	0.21	0.61	0.04
Difference			4.26	(0.26)	(0.09)	(0.13)	0.00	(0.03)	0.00
% Difference(1)			46.9%	(5.1)%	(5.5)%	(5.2)%	—%	(4.9)%	—%
(1)Percentages may not recompute as presented due to rounding.
The difference as compared to the previous year is due to inferred resources located within the mineral reserve pit that were mined and processed during 2024, assumed improvements in metallurgical recovery, and a change in the mineral resource COG due to updated project economics.
Mineral Reserves
As of December 31, 2024, SRK estimates total proven reserves of 0.81 million STs of ore with an average grade of 4.06% TREO and 28.88 million STs of probable reserves with an average ore grade of 6.02%. The Company’s total proven and probable reserves are estimated as 29.69 million STs with an average grade of 5.97%. The reference point for the mineral reserves is material delivered to the Mountain Pass crushing facility.
Based on these estimated reserves, the Company’s expected remaining mine life as of December 31, 2024, is approximately 29 years (2025 through 2053) to complete the processing of stockpiles and separations.
The following table states the amount of the Company’s proven and probable mineral reserves as of December 31, 2024.

Category	Description	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven	Current Stockpiles	0.81	4.06	4.15	0.03
	In situ	—	—	—	—
	Proven Totals	0.81	4.06	4.15	0.03
Probable	Current Stockpiles	—	—	—	—
	In situ	28.88	6.02	6.96	2.01
	Probable Totals	28.88	6.02	6.96	2.01
Proven + Probable	Current Stockpiles	0.81	4.06	4.15	0.03
	In situ	28.88	6.02	6.96	2.01
	Proven + Probable Totals	29.69	5.97	6.88	2.04
General Notes:
•Reserves stated as contained within an economically mineable open pit design stated above a 2.50% TREO COG.
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

•Pit optimization is based on pit slope angles of 39° to 45° including ramps and the following assumed prices: Rare Earth Mineral Concentrate $10.20/kg, PrNd Oxide $124.83/kg, SEG+ Precipitate $48.22/kg, La Carbonate $1.44/kg and Ce Chloride $2.57/kg.
•Pit optimization is based on concentrator recovery that varies based on the grade of the ore fed to the concentrator. The average REO distribution in the concentrate is PrNd (15.7%), SEG+ (1.8%), Lanthanum (32.3%) and Cerium (50.2%). Overall recoveries at the onsite separations plant as applied to concentrate containing on average 60% TREO are: PrNd Oxide (89.7%), SEG+ Precipitate (97.9%), La Carbonate (75.0%) and Ce Chloride (11.5%).
•Pit optimization is based on the following costs: mining cost at the pit exit of $1.50 per ST mined plus $0.05 per ST mined for each 15 feet bench above or below the pit exit, sorted ore rehandling ($2.55 per ST of sorted ore mined); non-sorted ore rehandling ($2.17 per ST of non-sorted ore mined), crushing ($3.66 per ST of ore crushed); ore sorting ($1.80 per ST ore fed to ore sorters), concentrating ($50.05 per ST of ore fed to concentrator), general and administrative ($28.82 per ST of ore fed to the concentrator), separations (includes a fixed annual cost and a variable cost of $1,080.59 per ST of concentrate processed on site), finished product shipping ($146.92 per ST shipped) and sustaining capital ($33.23 per ST of ore fed to the concentrator).
•Reserves contain material inside and outside permitted mining but within mineral lease.
•Reserves assume 100% mining recovery.
•The strip ratio for the remaining reserves is 5.8 to 1 (waste to ore ratio).
•The mineral reserves were estimated by SRK.
The following table is provided to show the change in reserves from December 31, 2023, to December 31, 2024:

Description	Estimate Date	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven + Probable Reserves	December 31, 2024	29.69	5.97	6.88	2.04
Proven + Probable Reserves	December 31, 2023	28.46	6.20	6.54	1.86
Difference		1.23	(0.23)	0.34	0.18
% Difference(1)		4.3%	(3.7)%	5.2%	9.8%
(1)Percentages may not recompute as presented due to rounding.
The primary reasons for the differences between the two reserves estimates are:
•The reserves were depleted by mining and processing that occurred during 2024. It is noted that reserves depletion due to mining and processing during 2024 was partially offset by additional above COG material that was identified by closely spaced blasthole sampling. This above COG material was not included in the previous reserves estimate because the material had not been identified by the wider spaced resource drilling that informed the resource block model utilized for the 2023 TRS.
•For the 2024 end-of-year reserves, it has been assumed that pre-concentration (ore sorting) will be applied to mined material having an in-situ grade that is in the 2.5% to 5.0% TREO grade range. As a result of pre-concentration, the average grade will be increased for the fraction of sorted material that is advanced to the concentrator. This grade uplift, which is supported by the results of test work performed during 2023 and 2024 on Mountain Pass ores, is expected to allow for improved recovery because metallurgical recovery at the concentrator is positively correlated with feed grade.
•For the 2024 end-of-year reserves, it also has been assumed that overall metallurgical recovery at the concentrator will improve due to the installation of a boiler that has enabled flotation to be conducted at a constant higher temperature, as well as new reagent testing and blending of historically problematic ores. The overall improvements in metallurgical recovery are supported by a plant monitoring campaign that was conducted to evaluate concentrator performance during July and August of 2024.
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
Holders of Record
According to Continental Stock Transfer & Trust Company, the Company’s transfer agent, there were 123 active holders of record of the Company’s common stock as of February 17, 2025. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities
On August 18, 2023, the Company acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products in exchange for 435,729 shares of its common stock. Pursuant to the terms of the agreement to acquire the license, 152,504 shares were issued immediately and the remaining shares have been or will be issued as follows: 43,573 shares on each of the first, second, and third anniversaries of the acquisition date and an additional 152,506 shares on the fourth anniversary of the acquisition date. The securities were issued in reliance upon the exemption from registration available under Regulation S under the Securities Act of 1933, as amended.
Repurchase of Securities
During the three months ended December 31, 2024, neither the Company nor any of its affiliates repurchased shares of the Company’s common stock registered under Section 12 of the Exchange Act.

Stock Performance Graph
The following graph compares the cumulative total stockholder return for the Company’s common stock to the cumulative total returns for the Russell 2000 Index, S&P MidCap 400 Index and peer groups (the “2023 Peer Group” and the “2024 Peer Group”). The Company evaluates its peer group on an annual basis to ensure the peer group closely aligns with the Company’s size and line of business. Effective December 31, 2024, the Company revised its peer group. The 2023 Peer Group consisted of the following companies: Albemarle Corporation, Westlake Chemical Corporation, CF Industries Holdings, Inc., Reliance Steel & Aluminum Co., The Mosaic Company, Steel Dynamics, Inc., Axalta Coating Systems Ltd., Ashland Global Holdings Inc., Quaker Chemical Corporation, Cleveland-Cliffs Inc., Alcoa Corporation, Commercial Metals Company, Cabot Corporation and Compass Minerals International, Inc. The 2024 Peer Group consists of the following companies: Alcoa Corporation, Alpha Metallurgical Resources, Inc., Ashland Global Holdings Inc., Axalta Coating Systems Ltd., Cabot Corporation, The Chemours Company, Commercial Metals Company, Compass Minerals International, Inc., Element Solutions Inc., Hecla Mining Company, Materion Corporation, The Mosaic Company, Inc., Olin Corporation, and Quaker Chemical Corporation. The total cumulative return calculations are for the period commencing November 18, 2020, for investments in stock, or October 31, 2020, for investments in index, and ending December 31, 2024, and include the reinvestment of dividends. The stock price performance shown in this graph is based on historical data and is neither indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

Among MP Materials Corp., the Russell 2000 Index, the S&P MidCap 400 Index,
2023 Peer Group and 2024 Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
11/18/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
MP Materials Corp.
Russell 2000
S&P MidCap 400
2023 Peer Group
2024 Peer Group

*$100 invested on November 18, 2020, in stock or October 31, 2020, in index, including reinvestment of dividends. Fiscal year ended December 31st.
Copyright © 2025 Russell Investment Group. Copyright © 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	11/18/20	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
MP Materials Corp.	$100.00	$213.19	$300.99	$160.90	$131.54	$103.38
Russell 2000 Index	$100.00	$128.68	$147.75	$117.55	$137.45	$153.31
S&P MidCap 400 Index	$100.00	$121.73	$151.87	$132.03	$153.74	$175.15
2023 Peer Group	$100.00	$112.07	$170.93	$180.34	$186.27	$161.46
2024 Peer Group	$100.00	$111.57	$169.20	$165.18	$172.07	$147.47
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”). A discussion of changes in our consolidated results of operations and cash flows between years ended December 31, 2023 and 2022, has been omitted from this Annual Report, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of the Years Ended December 31, 2023, 2022, and 2021,” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 28, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Executive Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. We are also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”).
During the fourth quarter of 2024, we modified our segment structure largely as a result of initial production of magnetic precursor products. Beginning with the fourth quarter of 2024, our reportable segments, which are primarily based on our internal organizational structure and types of products, are our two operating segments—Materials and Magnetics. In conjunction with this change, where applicable, prior period amounts have been recast to conform to this new segment reporting structure.
The Materials segment operates Mountain Pass, which produces refined rare earth products as well as rare earth concentrate and related products. The Materials segment primarily generates revenue from (i) sales of rare earth concentrate, primarily sold for further distribution to a single, principal customer in China, and (ii) sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia.
The Magnetics segment operates the Independence Facility, where we began production of magnetic precursor products in December 2024 and anticipate manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. Beginning in the first quarter of 2025, we expect that the Magnetics segment will begin generating revenue from sales of NdPr metal to a single customer in the U.S.
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”) and wind turbines, as well as drones, defense systems, robotics and many other high-growth, advanced technologies. Our integrated operations combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Highlights from the year ended December 31, 2024, include:
•Commenced production of magnetic precursor products at Independence in December 2024;

•Received a total of $100.0 million in customer prepayments for magnetic precursor products pursuant to the long-term supply agreement with GM;
•Continued NdPr sales momentum, including signing a supply agreement with a global automaker for a significant volume commitment;
•Achieved record rare earth oxide (“REO”) in concentrate production volume;
•Significantly advanced ramp-up of separated rare earth products production, producing record domestic NdPr oxide volumes;
•Issued $747.5 million of 2030 Notes (as defined below) in March 2024 and entered into Capped Call Options (as defined below) covering 34.4 million shares of common stock to offset potential dilution; concurrently repurchased a portion of our 2026 Notes (as defined below) at prices lower than the associated carrying amounts resulting in a $46.3 million gain on early extinguishment of debt;
•Received a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) in March 2024 to support the construction of the Independence Facility;
•Repurchased 15.2 million or 8.6% of the Company’s outstanding shares at a total cost of $225.1 million at an average price of $14.76 per share through the Company’s share repurchase program that was implemented during the year;
•Completed a debt exchange in December 2024, reducing the principal amount of debt by $27.0 million by exchanging $142.3 million of 2026 Notes for $115.3 million of 2030 Notes; and
•Maintained a strong balance sheet with cash, cash equivalents and short-term investments totaling $850.9 million as of December 31, 2024, after incurring capital expenditures to advance construction of the Independence Facility, as well as various projects at Mountain Pass, including the HREE Facility.
Despite a continued weak pricing backdrop in 2024, our operating results for the Materials segment demonstrate solid operational execution. Our upstream concentrate operations delivered record production levels despite significant focus being spent on scaling midstream separated product operations. Although we remain well below our designed throughput of separated products, we have seen steady improvements throughout 2024. Furthermore, we expanded our customer base of separated rare earth products and steadily increased sales throughout the year. Although we continue to expect that it may take several quarters to achieve our designed throughput of separated products, we remain confident in our ability to achieve it in the future.
In addition, our Magnetics segment continued to make significant progress on our strategy to re-establish magnet manufacturing in the U.S., including commissioning our electrowinning capability to produce NdPr metal from NdPr oxide at Independence in the fourth quarter of 2024. Throughout 2024, we significantly advanced the organization’s engineering and manufacturing technology capabilities and meaningfully added to our magnetics team of scientists, technicians and engineers, with the team now comprised of over 100 employees. In addition, we recently began trial production of automotive-grade, sintered neodymium-iron-boron (“NdFeB”) magnets at our new product introduction (“NPI”) facility within Independence.
Recent Developments
2024 Offtake Agreement
In January 2024, we entered into a new offtake agreement with Shenghe (the “2024 Offtake Agreement”) that replaced and extended the offtake agreement entered into in March 2022 with Shenghe (the “2022 Offtake Agreement” and, together with the 2024 Offtake Agreement, the “Offtake Agreements”). The initial term of the 2024 Offtake Agreement is two years, with the option for us to extend the term for an additional one-year period. The terms of the 2024 Offtake Agreement are substantially the same as those of the 2022 Offtake Agreement with the exception of the addition of NdPr metal into the definition of non-concentrate rare earth products. See Note 19, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements for additional discussion of the Offtake Agreements.
Section 48C Qualifying Advanced Energy Project Tax Credit
In March 2024, we were awarded a $58.5 million 48C Credit to advance the construction of the Independence Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The allocation of the awards under the 48C Credit was issued by the Internal Revenue Service and Treasury following a competitive, oversubscribed process administered by the Department of Energy that evaluated the technical and commercial viability and environmental and community impact of approximately 250 projects. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for additional information.

NdPr Supply Agreement
In June 2024, we entered into an NdPr supply agreement with a global automaker, committing to a significant volume of NdPr products. The initial term of the agreement concludes on December 31, 2026, unless the volume commitment is fulfilled earlier. There is an option to extend the term by up to an additional three-year period, subject to mutual agreement.
Factors Affecting Our Performance
We believe we are uniquely positioned to capitalize on the trends of electrification and supply chain security, particularly as domestic xEV production and domestic industrial supply chain initiatives grow. Our continued success depends to a significant extent on our ability to take advantage of the following opportunities and meet the challenges associated with them.
Demand for REE
The key demand drivers for REE are a diverse array of growing end markets, including electric mobility; industrial, consumer and professional service robotics; renewable power generation; energy-efficient motors, pumps, and compressors; consumer and medical applications; critical defense systems; and catalysts and phosphors. Accordingly, the demand for our products may be impacted by demand for these downstream products, particularly the continued growth in xEVs. Despite the current macroeconomic conditions, we continue to believe that we benefit from the growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of critical minerals; and the increasing requirement for environmentally-conscious production methods.
On the other hand, changes in technology could also reduce the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. Additionally, a change in U.S. federal administration introduces shifts in policies, taxes, regulations, and priorities, all of which may give rise to demand uncertainty. Additionally, a more assertive trade policy towards China could lead to retaliatory actions, such as import or export restrictions, tariffs, or other measures. Actual, or perceived, decreases in demand for REE, whether through changes in technology or slower growth in the end markets that utilize REE, could result in a decline in the market price of REE, including NdPr, and/or result in pricing volatility. We also operate in a competitive industry. Many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards or may receive disproportionate government subsidies, and production costs are typically lower than in the U.S.
Maximizing Upstream (“Stage I”) and Midstream (“Stage II”) Production Efficiency
Following the implementation of our Stage I optimization plan, we have achieved at least 40,000 metric tons (“MTs”) of annual REO Production Volume since 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which allowed us to achieve record production levels in 2024. Our Stage I optimization plan has enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
In November 2023, we announced our “Upstream 60K” strategy whereby we intend to grow our annual REO Production Volume to approximately 60,000 MTs by expanding upstream capacity via investments in further beneficiation, including the ability to process alternative feedstocks and upgrade lower-grade feedstocks. We aim to achieve this initiative within the next three years with modest incremental capital investment.
Stage II advanced our operations from the production of rare earth concentrate to the separation of individual REE. The Stage II optimization project incorporated upgrades and enhancements to the prior facility process flow to produce separated REE at a lower cost while minimizing our impact on the environment. More specifically, we have reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage. The reintroduction of the oxidizing roasting circuit allows subsequent stages of the production process to occur at lower temperatures, and with lower volumes of materials and reagents, which supports lower operating and maintenance costs and higher uptime than would otherwise be achievable.
The success of our business reflects our ability to continue to manage our costs and drive scale. Our production achievements in Stage I have provided economies of scale to lower production costs per MT of REO produced in concentrate. Furthermore, we designed our Stage II process flow to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is well-suited to low-cost refining by selectively eliminating the need to carry cerium, a lower-value element, through the separations process. Additionally, our location and integration offer cost and transportation advantages that create meaningful efficiencies in production, security of incoming supplies and shipping of our final products.

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
We currently generate our revenue from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows. In addition, several of our current and potential competitors are government supported and may have access to substantially more capital, which may allow them to make similar or greater efficiency improvements or undercut market prices for our products.
Development of Our Downstream Manufacturing Capabilities (“Stage III”)
We are completing the installation of equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr metal into magnets, while incorporating magnet recycling capabilities. These initiatives support our long-term plans to become a leading global source for rare earth magnets. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our Stage III efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
In December 2024, we commissioned our electrowinning capability to produce NdPr metal from NdPr oxide at Independence. Further, we introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, we recently began trial production of automotive-grade, sintered NdFeB magnets at our NPI facility within Independence. In the near-term, we expect to generate revenue from the sale of magnetic precursor products ahead of commissioning of our magnet manufacturing capabilities, which are targeted to enter service at the end of 2025. Following commissioning of these capabilities and qualification of our finished magnets, we expect to generate revenue primarily from the sale of finished magnets.
While we have grown increasingly confident about our future outlook with the progress made to-date, there are inherent risks in finalizing construction and developing the process technology for magnet manufacturing. For instance, unforeseen delays in construction or the installation of specific equipment may occur, or we may not meet customer specifications on time, which could adversely affect both the amount and timing of our revenue from permanent magnets and precursor products. Furthermore, we anticipate that nearly all revenue from permanent magnets and precursor products will come from a single customer, thus concentrating the risk, including the possibility that demand might not meet our current expectations.
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of December 31, 2024, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimated total proven and probable reserves of 2.04 million short tons of REO contained in 29.69 million short tons of ore at Mountain Pass, with an average ore grade of 5.97%. These estimates use an estimated economical cut-off grade of 2.50% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon production ramp-up of Stage II, our expected mine life was approximately 29 years as of December 31, 2024. Over time, we expect to be able to continue to grow our expected mine life through additional exploratory drilling and improved processing capabilities, which may result in changes to various assumptions underlying our mineral reserve estimate.
Mining activities in the U.S. are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.
Key Performance Indicators
In evaluating the performance of our Materials segment, we use the key performance indicators (“KPIs”) outlined below. Our calculations of these KPIs may differ from similar measures published by other companies in our industry or in other industries. See the “Materials Segment” section below for further discussion of year-over-year changes in KPIs. Since the Magnetics segment only recently commenced production, we have not established any KPIs for its operations.

REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale for our concentrate product. This measure refers to the REO content contained in the rare earth concentrate we produce and, beginning in the second quarter of 2023, includes volumes fed into downstream circuits for commissioning and starting up our separations facilities and for producing separated rare earth products, a portion of which is also included in our KPI, NdPr Production Volume. REO Production Volume is a key indicator of the mining and processing capacity and efficiency of our upstream operations.
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
REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO Sales Volume is a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume for the years ended December 31, 2024 and 2023, included both traditional concentrate as well as roasted concentrate.
Realized Price per REO MT
We calculate the Realized Price per REO MT for a given period as the quotient of: (i) our rare earth concentrate sales, which are determined in accordance with GAAP, for a given period and (ii) our REO Sales Volume for the same period. Realized Price per REO MT is an important measure of the market price of our concentrate product.
NdPr Production Volume
We measure our NdPr Production Volume for a given period in MTs, our principal unit of sale for our NdPr separated products. NdPr Production Volume refers to the volume of finished and packaged NdPr oxide produced at Mountain Pass for a given period. NdPr Production Volume is a key indicator of the separating and finishing capacity and efficiency of our midstream operations.
NdPr Sales Volume
Our NdPr Sales Volume for a given period is calculated in MTs and on an NdPr oxide-equivalent basis (as further discussed below). A unit, or MT, is considered sold once the Materials segment recognizes revenue on its sale, whether sold as NdPr oxide or NdPr metal, as determined in accordance with GAAP. For these NdPr metal sales, the MTs sold and included in NdPr Sales Volume are calculated based on the volume of NdPr oxide used to produce such NdPr metal. We utilize an assumed material conversion ratio of 1.20, such that a sale of 100 MTs of NdPr metal would be included in this KPI as 120 MTs of NdPr oxide-equivalent. NdPr Sales Volume is a key measure of our ability to convert our production of separated NdPr products into revenue. In the future, NdPr Sales Volume for the Materials segment is expected to include sales made to the Magnetics segment.
For the Materials segment, we have a mix of contracts with customers where we sell NdPr as (i) oxide, (ii) metal, where the amount of oxide required to produce such metal is variable, and (iii) metal, where we have a guarantee of the amount produced and sold based on the amount of oxide consumed. Among other factors, differences between quarterly NdPr Production Volume and NdPr Sales Volume may be caused by the time required for the conversion of NdPr oxide to NdPr metal, including time in-transit, as well as differences in actual versus assumed yields of oxide to metal in the calculation of NdPr Sales Volume.
NdPr Realized Price per KG
We calculate the NdPr Realized Price per kilogram (“KG”) for a given period as the quotient of: (i) our Materials segment NdPr oxide and metal sales, which are determined in accordance with GAAP, for a given period and (ii) our NdPr Sales Volume for the same period. NdPr Realized Price per KG is an important measure of the market price of our NdPr products. In the future, NdPr Realized Price per KG for the Materials segment is expected to include sales made to the Magnetics segment.

Results of Operations
Comparison of the Years Ended December 31, 2024, 2023, and 2022
Consolidated Results

	For the year ended December 31,			$ Change		% Change
(in thousands, except per share data and percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Total revenue	$203,855	$253,445	$527,510	$(49,590)	$(274,065)	(20)%	(52)%
Net income (loss)	$(65,424)	$24,307	$289,004	$(89,731)	$(264,697)	N/M	(92)%
Basic earnings (loss) per share	$(0.39)	$0.14	$1.64	$(0.53)	$(1.50)	N/M	(91)%
Diluted earnings (loss) per share	$(0.57)	$0.14	$1.52	$(0.71)	$(1.38)	N/M	(91)%
Net cash provided by operating activities	$13,349	$62,699	$343,514	$(49,350)	$(280,815)	(79)%	(82)%

Adjusted EBITDA(1)	$(50,168)	$102,502	$388,631	$(152,670)	$(286,129)	N/M	(74)%
Adjusted Net Income (Loss)(1)	$(74,104)	$71,378	$320,557	$(145,482)	$(249,179)	N/M	(78)%
Adjusted Diluted EPS(1)	$(0.44)	$0.39	$1.68	$(0.83)	$(1.29)	N/M	(77)%
Free Cash Flow(1)	$(172,973)	$(196,398)	$22,049	$23,425	$(218,447)	12%	N/M

N/M = Not meaningful.
(1) Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Revenue
Rare earth concentrate revenue consists of sales of traditional and roasted rare earth concentrate. For the majority of our sales of rare earth concentrate, the sales price is based on preliminary market price per MT, with an adjustment for the ultimate market price of the product realized upon final sale, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal produced at Mountain Pass under individual sales agreements, as well as sales under our distribution agreement with Sumitomo Corporation of Americas. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger portion of our total revenue. Accordingly, to the extent we sell a greater volume of NdPr oxide and NdPr metal, we expect that rare earth concentrate revenue will decline in future periods.
Other revenue consists of sales of rare earth products other than rare earth concentrate and NdPr oxide and metal, including cerium chloride and lanthanum carbonate, and rare earth fluoride.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Rare earth concentrate	$144,363	$252,468	$517,267	$(108,105)	$(264,799)	(43)%	(51)%
NdPr oxide and metal	57,762	695	—	57,067	695	N/M	N/M
Other revenue	1,730	282	10,243	1,448	(9,961)	513%	(97)%
Total revenue	$203,855	$253,445	$527,510	$(49,590)	$(274,065)	(20)%	(52)%

N/M = Not meaningful.
Total revenue decreased for the year ended December 31, 2024, compared to the prior year, primarily as a result of lower market prices of rare earth products. Additionally, the ramp-up in midstream operations impacted the comparison for rare earth concentrate revenue, as a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during 2024. See the “Materials Segment” section below for further discussion of year-over-year changes in revenue.

Cost of sales (excluding depreciation, depletion and amortization)
Cost of sales (excluding depreciation, depletion and amortization) (“COS”) consists of mining, processing, and separations-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation); mining, processing, and separations-related supplies and reagents; parts and labor for the maintenance of our mining fleet and processing and separating facilities; other facilities-related costs (such as property taxes and utilities); packaging materials; and shipping and freight costs.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Cost of sales (excluding depreciation, depletion and amortization)	$192,586	$92,714	$92,218	$99,872	$496	108%	1%
The increase in COS for the year ended December 31, 2024, was driven by production costs associated with separated rare earth products sold in the current year, which are currently elevated as we continue to ramp and optimize production of separated products toward normalized capacity. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables. The increase in COS was also attributable to (i) $21.5 million in write-downs of certain of our separated product inventories due to the elevated production costs, (ii) higher labor costs, professional services and property taxes, and (iii) $1.9 million in higher repairs and maintenance expenses associated with the thickener equipment damage in the second quarter of 2024. Lastly, COS for the year ended December 31, 2024, benefited from the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) in the amount of $12.2 million.
As we produce and sell more separated products, we expect that COS may continue to increase in 2025 even as certain per-unit production efficiencies and economies of scale are expected to be achieved, primarily due to the higher production costs associated with separated rare earth products versus rare earth concentrate, as discussed above. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal will likely result in higher year-over-year COS. Additionally, we may incur additional reserves on inventories prior to achieving normalized production levels on our midstream operations.
Selling, general and administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs (including salaries, benefits, bonuses, and stock-based compensation) of our administrative functions such as executives, accounting and finance, legal, and information technology; professional services (including legal, regulatory, audit and others); certain engineering expenses; insurance, license and permit costs; corporate office lease cost; office supplies; and certain environmental, health and safety expenses.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Selling, general and administrative	$83,299	$79,245	$75,857	$4,054	$3,388	5%	4%
The increase in SG&A expenses for the year ended December 31, 2024, was driven primarily by $4.4 million in higher personnel costs (other than stock-based compensation expense, which decreased by $1.4 million), partially due to increased employee headcount to support our downstream expansion. In addition, higher legal costs contributed to the increase in 2024. SG&A expenses for the year ended December 31, 2024, benefited from the 45X Credit in the amount of $2.8 million.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment and depletion of mineral rights.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Depreciation, depletion and amortization	$78,057	$55,709	$18,356	$22,348	$37,353	40%	203%

The year-over-year increase in DD&A for the year ended December 31, 2024, primarily reflects an increase in depreciation of $19.6 million, as a result of the timing of placing certain Stage II circuits and facilities into service, which occurred progressively throughout 2023, along with the placement of building and building improvement assets associated with the Independence Facility into service in the fourth quarter of 2023.
Start-up costs
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

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Start-up costs	$5,684	$21,330	$7,551	$(15,646)	$13,779	(73)%	182%
The year-over-year decrease in start-up costs for the year ended December 31, 2024, was attributable to the commencement of our operations related to our Stage II optimization project. Start-up costs associated with Stage II decreased, specifically as a result of salaries and wages of certain employees no longer being considered start-up given the commencement of initial production of separated products in late 2023, which also resulted in the higher personnel costs discussed above within COS. Start-up costs attributable to our Stage III initiatives increased modestly in 2024 by $2.6 million, in line with the development of our magnetics capability and growth of our assembled workforce.
Advanced projects and development
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes, and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Advanced projects and development	$9,307	$14,932	$4,249	$(5,625)	$10,683	(38)%	251%
Advanced projects and development for the year ended December 31, 2024, decreased year over year, primarily due to lower costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which decreased by $6.4 million in 2024. This was partially offset by continued investment in research and development activities associated with our Magnetics segment, which increased by $1.9 million in 2024.
Other operating costs and expenses
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Other operating costs and expenses	$4,348	$7,234	$1,868	$(2,886)	$5,366	(40)%	287%
Other operating costs and expenses for the year ended December 31, 2024, decreased year over year as a result of $5.5 million of demolition costs incurred in 2023, associated with demolishing and removing certain out-of-use older facilities and infrastructure from the Mountain Pass site to accommodate future expansion in rare earth processing. This decrease was offset by a $2.0 million loss on environmental obligations incurred in 2024.

Interest expense, net
Interest expense, net principally consists of the expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes, respectively, offset by capitalized interest.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Interest expense, net	$23,010	$5,254	$5,786	$17,756	$(532)	338%	(9)%
Interest expense, net for the year ended December 31, 2024, increased year over year due to the issuance of the 2030 Notes, slightly offset by repurchases of the 2026 Notes.
Gain on early extinguishment of debt

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Gain on early extinguishment of debt	$52,911	$—	$—	$52,911	$—	N/M	N/M

N/M = Not meaningful.
Gain on early extinguishment of debt for the year ended December 31, 2024, was the result of the repurchase and exchange of portions of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net
Other income, net consists of interest and investment income and non-operating gains or losses.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Other income, net	$46,178	$56,048	$19,527	$(9,870)	$36,521	(18)%	187%
Other income, net for the year ended December 31, 2024, decreased year over year as a result of lower interest and investment income earned on our short-term investments, whose balance decreased slightly over the applicable periods. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax expense (benefit)
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Income (loss) before income taxes	$(93,347)	$33,075	$341,152	$(126,422)	$(308,077)	N/M	(90)%
Income tax expense (benefit)	$(27,923)	$8,768	$52,148	$(36,691)	$(43,380)	N/M	(83)%
Effective tax rate	29.9%	26.5%	15.3%

N/M = Not meaningful.
The effective tax rate for the year ended December 31, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense, percentage depletion in excess of basis, the 45X Credit, and the California Competes Tax Credit, offset by a deduction limitation on officers’ compensation. For additional information on the 45X Credit, refer to Note 12, “Income Taxes,” and Note 15, “Government Grants,” in the notes to the Consolidated Financial Statements.

Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined rare earth oxides and related products as well as rare earth concentrate products.
KPIs

	Year ended December 31,			Amount Change		% Change
(in whole units or dollars, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Rare earth concentrate(1)
REO Production Volume (MTs)	45,455	41,557	42,499	3,898	(942)	9%	(2)%
REO Sales Volume (MTs)	32,703	36,837	43,198	(4,134)	(6,361)	(11)%	(15)%
Realized Price per REO MT	$4,414	$6,854	$11,974	$(2,440)	$(5,120)	(36)%	(43)%
Separated NdPr products(1)
NdPr Production Volume (MTs)	1,294	200	N/A	1,094	N/A	547%	N/A
NdPr Sales Volume (MTs)	1,142	10	N/A	1,132	N/A	N/M	N/A
NdPr Realized Price per KG	$51	$70	N/A	$(19)	N/A	(27)%	N/A

N/A = Not applicable as there was neither NdPr production nor sales volume in the year ended December 31, 2022.
N/M = Not meaningful.
(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue and Segment Adjusted EBITDA

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenue:
Rare earth concentrate	$144,363	$252,468	$517,267	$(108,105)	$(264,799)	(43)%	(51)%
NdPr oxide and metal	57,762	695	—	57,067	695	N/M	N/M
Other revenue	1,730	282	10,243	1,448	(9,961)	513%	(97)%
Total revenue	$203,855	$253,445	$527,510	$(49,590)	$(274,065)	(20)%	(52)%

Segment Adjusted EBITDA(1)	$(14,148)	$130,392	$407,773	$(144,540)	$(277,381)	N/M	(68)%

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decreases in rare earth concentrate revenue were driven by lower Realized Price per REO MT, as well as lower REO Sales Volume. Realized Price per REO MT for the years ended December 31, 2024 and 2023, reflects a significantly softer pricing environment for rare earth products following the cyclical peak in pricing in February 2022. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand. The decline in the market prices for rare earth products in 2024 and 2023 was largely attributable to lower than anticipated growth in demand for magnetic products, which negatively impacted the price of REE. The decrease in REO Sales Volume for the year ended December 31, 2024, as compared to the prior year, was due to the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during 2024. The decrease in REO Sales Volume for the year ended December 31, 2023, as compared to the prior year, was due to the start-up of midstream operations, where a significant portion of the REO produced, which could otherwise have been sold as rare earth concentrate, was used to charge the Stage II circuits, establish separations work-in-process inventory, or produce packaged and finished separated rare earth products, the majority of which had not yet been sold.
Until we commenced our midstream operations, our REO Sales Volume generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from upstream operations will continue to be consumed for separation and not sold as concentrate. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, we continue to expect that REO Sales Volume will be significantly lower than REO Production Volume in the future as we produce and sell more separated products.
The increase in NdPr oxide and metal revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by higher NdPr Production Volume as a result of ramping production of separated products throughout 2024, partially offset by lower NdPr Realized Price per KG. There was no NdPr oxide and metal revenue for the year ended December 31, 2022, since we had not yet commenced midstream operations. We currently expect to begin intersegment sales of NdPr oxide to the Magnetics segment starting in 2025.
Other revenue for the year ended December 31, 2024, increased as compared to the prior year, primarily due to current year sales of other refined products, including lanthanum and cerium. Other revenue for the year ended December 31, 2022, consisted primarily of $8.5 million of revenue related to certain stockpiles of rare earth fluoride.
The decrease in Materials Segment Adjusted EBITDA for the year ended December 31, 2024, when compared to the prior year, was primarily due to lower revenues and higher cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) (“Segment COS”), partially offset by lower selling, general and administrative (excluding stock-based compensation expense) (“Segment SG&A”). The lower revenue was driven by lower realized prices and lower REO Sales Volume, partially offset by higher NdPr Sales Volume, as discussed above.
The increase in Segment COS for the year ended December 31, 2024, was driven by production costs associated with separated rare earth products sold in the current year, which are currently elevated as we continue to ramp and optimize production of separated products toward normalized capacity. The increase in Segment COS was also attributable to (i) $21.5 million in write-downs of certain of our separated product inventories due to the elevated production costs, (ii) higher labor costs, professional services and property taxes, and (iii) $1.9 million in higher repairs and maintenance expenses associated with the thickener equipment damage in the second quarter of 2024. Lastly, Segment COS for the year ended December 31, 2024, benefited from the 45X Credit in the amount of $12.2 million.
Segment SG&A for the Materials segment decreased year over year by $4.5 million, which was primarily due to the 45X Credit in 2024 for costs that qualify as “production costs incurred” but are presented in SG&A expenses within the financial statements, as well as lower environmental, outside services, and legal costs, as compared to the prior year.
The decrease in Materials Segment Adjusted EBITDA for the year ended December 31, 2023, when compared to the prior year, was similarly driven by lower revenues and to a lesser extent, higher Segment SG&A. Segment SG&A for the Materials segment increased year over year by $3.1 million, which was primarily due to higher environmental, outside services, and legal costs, as compared to the prior year, which were largely incurred in connection with completing the Stage II optimization project and commencing midstream operations, as well as higher corporate allocations.
Magnetics Segment
The Magnetics segment operates the Independence Facility, where we began production of magnetic precursor products in December 2024 and anticipate the manufacturing of NdFeB permanent magnets by the end of 2025. Pursuant to the long-term agreement with GM, we received prepayments of $50.0 million in April 2024 and $50.0 million in December 2024 for magnetic precursor products, with an additional and final $50.0 million prepayment expected to be received in the first half of 2025, subject to achieving a certain milestone. As of December 31, 2024, the Magnetics segment had not yet generated revenue; however, we expect that it will begin recording sales of magnetic precursor products, specifically NdPr metal, to a single customer in the U.S. in the first quarter of 2025.
Segment Adjusted EBITDA

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Segment Adjusted EBITDA(1)	$(12,224)	$(6,522)	$(2,684)	$(5,702)	$(3,838)	(87)%	143%

(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decreases in Magnetics Segment Adjusted EBITDA, when compared to the respective prior years, were primarily due to $4.5 million and $2.3 million of higher Segment SG&A expenses, respectively. These increases were driven by the development of the Independence Facility and downstream magnetics capabilities, primarily from higher personnel costs associated with increased headcount to support the engineering, technical, and administrative functions, as well as increases in other costs, such as property taxes. Additionally, continued investment in research and development activities related to magnetics contributed to higher expenses of $1.9 million in 2024 compared to 2023, and an additional $1.3 million of expenses in 2023 compared to 2022. The commencement of recognizing revenue and Segment COS from magnetic precursor products, which is expected to occur in the first quarter of 2025, will significantly impact the historical trend of Magnetics Segment Adjusted EBITDA.
Corporate Expenses and Other
Corporate expenses and other is primarily comprised of the operating results of other business activities that excludes our Materials and Magnetics segments and includes costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. Corporate expenses and other excludes stock-based compensation expense.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Corporate expenses and other	$23,796	$21,368	$16,458	$2,428	$4,910	11%	30%
The increase in corporate expenses and other for the year ended December 31, 2024, as compared to the prior year, was primarily due to higher personnel costs (other than stock-based compensation expense) related to executives and administrative personnel as well as higher legal costs. The increase in corporate expenses and other for the year ended December 31, 2023, as compared to the prior year, was due to higher personnel costs (other than stock-based compensation expense) from an increase in employee headcount to further build out our corporate infrastructure to support the growth in our business and initiatives, as well as higher building rent expense following the commencement of the lease for corporate office space in April 2023.
Quarterly Performance Trend
While our business is not highly seasonal in nature, we sometimes experience a timing lag between production and sales, which may result in volatility in our results of operations between periods. The timing lag may be the result of, or influenced by, factors such as the timing and duration of shipments or the time required to convert materials. In addition, quarterly production of concentrate and separated products is impacted by the timing of scheduled outages of our production facilities for maintenance, which typically occur in the second and fourth quarters. Finally, since we began production of separated rare earth materials in the second half of 2023, certain volumes of REO produced are further processed or rejected rather than sold as concentrate.
The following table presents our KPIs, which pertain to the Materials segment, for the quarterly periods indicated:

	FY2024				FY2023				FY2022
(in whole units or dollars)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Rare earth concentrate
REO Production Volume (MTs)	11,478	13,742	9,084	11,151	9,257	10,766	10,863	10,671	10,485	10,886	10,300	10,828
REO Sales Volume (MTs)	7,803	9,729	5,839	9,332	7,174	9,177	10,271	10,215	10,816	10,676	10,000	11,706
Realized Price per REO MT	$4,717	$4,425	$4,183	$4,294	$5,622	$5,718	$6,231	$9,365	$8,515	$11,636	$13,918	$13,818
Separated NdPr products
NdPr Production Volume (MTs)	413	478	272	131	150	50	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Sales Volume (MTs)	468	404	136	134	10	—	N/A	N/A	N/A	N/A	N/A	N/A
NdPr Realized Price per KG	$51	$47	$48	$62	$70	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Since becoming a public company, our principal sources of liquidity have been the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $731.4 million prior to the use of a portion of these funds to repurchase the 2026 Notes, repurchase shares of our common stock, and purchase Capped Call Options, as discussed below. As of December 31, 2024, we had $850.9 million of cash, cash equivalents and short-term investments and $930.5 million of principal amount of long-term debt.
Our results of operations and cash flows depend in large part upon the market prices of rare earth products. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Although we believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future, uncertainty continues to exist as to the market price of rare earth products, as evidenced by the volatility experienced in 2022 and the significant decrease in the market price of REO subsequently experienced, primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products. The significant decrease in the market price of rare earth products in 2023 and 2024 negatively impacted our cash flows from operations and liquidity.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. Our working capital needs have increased materially as we have ramped up the production and sales of separated rare earth products in 2024; we expect certain portions of our working capital needs may continue to see further increases in 2025 as we continue to scale production of separated rare earth products and advance our Stage III magnetics initiatives, including the production and sales of magnetic precursor products, as well as commissioning of our magnet manufacturing capabilities.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. With the construction portion of our Stage II optimization project complete, our principal capital expenditure requirements relate mainly to further investment in Mountain Pass, including the development of the HREE Facility, Upstream 60K, and other growth and investment projects, completing the buildout of Independence, as well as periodic repairs and maintenance of mining and rare earth processing equipment. We expect to spend between $150 million and $175 million of capital costs in 2025 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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
Contemporaneous with the pricing of the 2030 Notes, we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price we paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, we repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases in the first quarter of 2024, we recorded a $46.3 million gain on early extinguishment of debt during the year ended December 31, 2024.
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
Prior to January 1, 2026, at their election, holders of the 2026 Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “2026 Notes measurement period”) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the 2026 Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2026 Notes. On or after January 1, 2026, and prior to the maturity date of the 2026 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
If we undergo a fundamental change (as defined in the indenture governing the 2026 Notes), holders may require us to repurchase for cash all or any portion of their outstanding 2026 Notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for holders who elect to convert their outstanding 2026 Notes in connection with such corporate event or notice of redemption, as the case may be.
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
Prior to December 1, 2029, at their election, holders of the 2030 Notes may convert their outstanding notes under the following circumstances: i) during any calendar quarter commencing with the third quarter of 2024 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; ii) during the five business day period after any ten consecutive trading day period (the “2030 Notes measurement period”) in which the trading price (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes for each trading day of the 2030 Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; iii) if we call any or all of the 2030 Notes for redemption, the notes called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2030 Notes. On or after December 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
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
Capped Call Options: In March 2024, in connection with the offering of the 2030 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”). The Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of our common stock, the same number of shares that initially underlie the 2030 Notes issued in March 2024. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
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
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. We paid $65.3 million for the Capped Call Options in March 2024.
Convertible Notes Debt Exchange: In December 2024, we entered into privately negotiated exchange agreements with certain holders of the 2026 Notes (the “Debt Exchange Agreements”). Pursuant to the Debt Exchange Agreements, $142.3 million in aggregate principal amount of the 2026 Notes was exchanged for $115.3 million in aggregate principal amount of the 2030 Notes (the “Debt Exchange”), which had the same terms and conditions as the 2030 Notes issued in March 2024.
As a result of the Debt Exchange, we recorded a $6.6 million gain on early extinguishment of debt; a $13.8 million increase (net of the associated deferred tax impact of $4.0 million) to “Additional paid-in capital” included within the Consolidated Balance Sheets, as the 2030 Notes pertaining to this Debt Exchange were issued at a substantial premium; and total debt issuance costs of $4.5 million, of which $0.6 million were allocated to additional paid-in capital. For the avoidance of doubt, the 2030 Notes issued as part of the Debt Exchange are not associated with the Capped Call Options.
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks and loaders, graders, and various other machinery. As of December 31, 2024, we had $2.6 million in principal (and accrued interest) outstanding under the equipment notes, of which $2.1 million is due within the next 12 months.
In December 2024, we entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which may be used only to finance agreed-upon equipment from a specific supplier. The interest rates for the various borrowings under the Uncommitted Credit Facility will approximate market rates and will be fixed for the duration of the advance. As of December 31, 2024, we did not have borrowings outstanding under the Uncommitted Credit Facility.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of December 31, 2024, we had future expected lease payment obligations totaling $9.1 million, with $2.0 million due within the next 12 months. See Note 11, “Leases,” in the notes to the Consolidated Financial Statements for further information.
Purchase Obligations: Our outstanding purchase obligations as of December 31, 2024, primarily consist of purchase orders initiated with vendors and suppliers in the ordinary course of business for operating and maintenance capital expenditures that will be settled within one year. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a small portion of these outstanding purchase orders relate to firm, non-cancellable and unconditional obligations. We have also entered into long-term supply arrangements for certain chemical reagents used in our operations, which is based on current consumption requirements.
Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.

Other: In order to support the continued advancement of our Independence Facility and magnetics capability, we expect to hire an additional 100 full-time employees within the next two years, which will result in additional cash requirements for salaries, benefits and training. Lastly, our engineering, procurement, and construction contracts are typically cancellable.
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
We may purchase shares from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any transactions will be subject to our discretion and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital. During the year ended December 31, 2024, we repurchased 15.2 million shares of our common stock under the Program at an aggregate cost of $225.1 million.
As of December 31, 2024, $375.0 million was available for additional share repurchases under the Program. See Note 16, “Stockholders’ Equity and Stock-Based Compensation,” in the notes to the Consolidated Financial Statements for additional information.
Cash Flows
The following table summarizes our cash flows:

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
Net cash provided by (used in):
Operating activities	$13,349	$62,699	$343,514	$(49,350)	$(280,815)	(79)%	(82)%
Investing activities	$10,057	$68,697	$(1,356,971)	$(58,640)	$1,425,668	(85)%	N/M
Financing activities	$(4,791)	$(9,917)	$(24,191)	$5,126	$14,274	(52)%	(59)%
N/M = Not meaningful.
Net Cash Provided by Operating Activities: Net cash provided by operating activities decreased by $49.4 million for the year ended December 31, 2024, as compared to the prior year. The decrease in cash flows from operating activities was primarily driven by a decrease in revenue and an increase in inventories as we ramped up production of separated products, as well as an increase in cash paid for interest of $10.1 million due to the 2030 Notes. The decrease was partially offset by the receipt of $100.0 million in initial prepayments pursuant to the long-term supply agreement with GM for magnetic precursor products and receipt of $19.4 million related to the 45X Credit claimed on our 2023 federal tax return.
Net Cash Provided by (Used in) Investing Activities: Net cash provided by investing activities decreased by $58.6 million for the year ended December 31, 2024, as compared to the prior year. The decrease in cash flows from investing activities was primarily driven by a $141.1 million net cash flow impact of a year-over-year increase in purchases of short-term investments, offset only partially by a small increase in proceeds from sales and maturities of short-term investments. This was partially offset by lower additions to property, plant and equipment for the year ended December 31, 2024, which decreased by $72.8 million when compared to the prior year, and related primarily to a decrease in construction spend on our Stage II optimization project given the timing of completion and placement into service. Additionally, net cash provided by investing activities in the prior year included a $9.7 million payment in exchange for a 49% equity interest in VREX Holdco.
Net Cash Used in Financing Activities: Net cash used in financing activities decreased by $5.1 million for the year ended December 31, 2024, as compared to the prior year. The decrease in cash flows used in financing activities was driven by the net cash flow impact, which was $12.4 million, of the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, offset partially by debt issuance costs of $4.5 million recorded in connection with the Debt Exchange, all of which occurred during year ended December 31, 2024.

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
Adjusted EBITDA
We define Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; accretion of asset retirement and environmental obligations; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; other income or loss; and other items that we do not consider representative of our underlying operations. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$(65,424)	$24,307	$289,004
Adjusted for:
Depreciation, depletion and amortization	78,057	55,709	18,356
Interest expense, net	23,010	5,254	5,786
Income tax expense (benefit)	(27,923)	8,768	52,148
Stock-based compensation expense(1)	23,183	25,236	31,780
Initial start-up costs(2)	5,303	20,607	7,432
Transaction-related and other costs(3)	8,367	11,435	1,784
Accretion of asset retirement and environmental obligations(4)	929	908	1,477
Loss on environmental obligations(4)	1,998	—	—
Loss on disposals of long-lived assets, net(4)	1,421	6,326	391
Gain on early extinguishment of debt	(52,911)	—	—
Other income, net	(46,178)	(56,048)	(19,527)
Adjusted EBITDA	$(50,168)	$102,502	$388,631
(1)Principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at the Independence Facility prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments. For the year ended December 31, 2024, amount is principally included in “Selling, general and administrative” within our Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, amounts are principally included in “Advanced projects and development” within our Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.

Adjusted Net Income (Loss) and Adjusted Diluted EPS
We calculate Adjusted Net Income (Loss) as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per share excluding the per share impact, using adjusted diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments; and the release of valuation allowance. In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per share and Adjusted Diluted EPS. When applicable, adjusted diluted weighted-average shares outstanding reflect the anti-dilutive impact of our Capped Call Options entered into in connection with the issuance of our 2030 Notes.
Adjusted Net Income (Loss) and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense or benefit excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income (Loss) and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$(65,424)	$24,307	$289,004
Adjusted for:
Stock-based compensation expense(1)	23,183	25,236	31,780
Initial start-up costs(2)	5,303	20,607	7,432
Transaction-related and other costs(3)	8,367	11,435	1,784
Loss on environmental obligations(4)	1,998	—	—
Loss on disposals of long-lived assets, net(4)	1,421	6,326	391
Gain on early extinguishment of debt	(52,911)	—	—
Other	—	(51)	(273)
Tax impact of adjustments above(5)	3,959	(16,482)	(6,716)
Release of valuation allowance	—	—	(2,845)
Adjusted Net Income (Loss)	$(74,104)	$71,378	$320,557
(1)Principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Relates to certain costs incurred in connection with the commissioning and starting up of our initial separations capability at Mountain Pass and our initial magnet-making capabilities at the Independence Facility prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including potential acquisitions, mergers, or other investments. For the year ended December 31, 2024, amount is principally included in “Selling, general and administrative” within our Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, amounts are principally included in “Advanced projects and development” within our Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.

(5)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 31.3%, 25.9% and 16.3% for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per share, which is determined in accordance with GAAP:

	For the year ended December 31,
	2024	2023	2022
Diluted earnings (loss) per share	$(0.57)	$0.14	$1.52
Adjusted for:
Stock-based compensation expense	0.14	0.13	0.16
Initial start-up costs	0.03	0.11	0.04
Transaction-related and other costs	0.05	0.06	0.01
Loss on environmental obligations	0.01	—	—
Loss on disposals of long-lived assets, net	0.01	0.03	—
Gain on early extinguishment of debt	(0.32)	—	—
Tax impact of adjustments above(1)	0.02	(0.08)	(0.04)
Release of valuation allowance	—	—	(0.01)
2026 Notes if-converted method(2)	0.19	—	—
Adjusted Diluted EPS	$(0.44)	$0.39	$1.68

Diluted weighted-average shares outstanding	169,882,640	178,152,212	193,453,087
Assumed conversion of 2026 Notes(3)(4)	(3,042,029)	15,584,409	—
Adjusted diluted weighted-average shares outstanding	166,840,611	193,736,621	193,453,087
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 31.3%, 25.9% and 16.3% for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
(2)For the year ended December 31, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per share but antidilutive for purposes of computing Adjusted Diluted EPS, within this reconciliation, we have included this adjustment to reverse the impact of applying the if-converted method to the 2026 Notes in the computation of GAAP diluted loss per share.
(3)For the year ended December 31, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per share but antidilutive for purposes of computing Adjusted Diluted EPS, the adjusted diluted weighted-average shares outstanding exclude the potentially dilutive securities associated with the 2026 Notes.
(4)For the year ended December 31, 2023, the 2026 Notes were antidilutive for GAAP purposes. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of the 2026 Notes since they would not be antidilutive when using Adjusted Net Income (Loss) as the numerator in the calculation of Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by operating activities, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$13,349	$62,699	$343,514
Additions to property, plant and equipment, net(1)	(186,322)	(259,097)	(321,465)
Free Cash Flow	$(172,973)	$(196,398)	$22,049
(1)Amounts for the years ended December 31, 2024, 2023 and 2022, are net of $0.1 million, $2.8 million and $5.1 million, respectively, in proceeds from government awards used for construction.

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
Inventories
Raw materials, mined ore stockpiles, work in process, and finished goods are carried at weighted average cost. Supplies are carried at moving average cost. All inventories are carried at the lower of cost or net realizable value, which represents the estimated selling price of the product during the ordinary course of business based on current market conditions less reasonably predictable costs of completion, disposal, and transportation. Costs of completion include labor, utilities, reagents, maintenance, and allocated production overhead costs.
We evaluate the carrying amount of inventory each reporting period, considering recent and expected market prices, slow-moving items, obsolescence, excess inventory levels, and other factors and recognize related write-downs if it is determined that the inventory is impaired. In addition, our estimate of costs of completion is impacted by forecasted production levels, which are particularly sensitive while our midstream operations are at subscale production levels. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, market conditions, or other cost assumptions, any significant unanticipated unfavorable changes in market price, demand, or expected usage could have a significant negative impact on the value of our inventory and our results of operations. Until such time that we achieve our anticipated throughput, we may continue to incur write-downs of our separated product inventories. See Note 4, “Inventories,” in the notes to the Consolidated Financial Statements for more information.
Revenue
We recognize revenue from sales of rare earth products produced at Mountain Pass. We recognize revenue at the point in time control of the products transfers to the customer and our performance obligation is typically satisfied when we deliver products to the agreed-upon shipping point. The transaction price for our rare earth concentrate products is typically based on a preliminary market price per MT, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. At the end of each reporting period, we estimate forms of variable consideration, including an assessment on constraining such variable consideration, based on historical experience, current market prices and currency exchange rates, and other factors that can be reasonably anticipated. Historically, the differences between our estimates of variable consideration and actual consideration have not been material to any reporting period.
Asset Retirement Obligations (“ARO”)
We recognize ARO for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. ARO are initially recognized at their estimated fair value in the period in which the obligation is incurred. In determining fair value, management makes estimates based on the expected timing of reclamation activities; cash flows to perform activities, which involves utilizing an assumption for future inflation; amount and uncertainty associated with the cash flows, including adjustments for a market risk premium; and discounts such amounts using a credit-adjusted risk-free rate. Although we base our estimates on historical experience and reevaluate our estimated timing and cash flows regularly, since the majority of the cash flows to settle our ARO occur decades in the future, it is inherently difficult to accurately predict the ultimate cash flows used to settle such obligations. As a result, these estimates and assumptions are subjective and can vary over time. See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for more information.
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
Commodity Price Risk
Our results of operations depend in large part upon the market prices of REO and particularly the price of rare earth concentrate and NdPr. Rare earth concentrate is not quoted on any major commodities market or exchange as product attributes vary and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. NdPr pricing is primarily based off of indices in China.
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
The solvent extraction and finishing processes are highly reliant upon commodity reagents. These reagents, as well as certain other raw materials and supplies we use in our operations, are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We have not historically used options or swap contracts to manage the volatility related to the above exposures. When possible, we seek to limit our exposure by entering into long-term contracts and price increase limitations in contracts. Also, we use natural gas to operate our CHP plant, which powers our processing and separations facilities at Mountain Pass, and to power backup generators at the Independence Facility. We generally purchase or expect to purchase natural gas from suppliers at market or tariff rates. From time to time, we use commodity contracts to hedge energy exposures. Such commodity price fluctuations may cause volatility in our results of operations and cash flows in the future.
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
Equity Market and Interest Rate Risk
Convertible Notes
While the fair values of our Convertible Notes are subject to interest rate risk, market risk and other factors due to their convertible feature, the Convertible Notes are more sensitive to the equity market price volatility of our stock price than changes in interest rates. In March 2024, in connection with the offering of the 2030 Notes, we entered into Capped Call Options with the Counterparties. The Capped Call Options are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2030 Notes.
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
See Note 10, “Debt Obligations,” in the notes to the Consolidated Financial Statements for further information on our Convertible Notes.
Cash equivalents and short-term investments
We had cash, cash equivalents and short-term investments totaling $850.9 million as of December 31, 2024, of which $849.0 million was invested in money market funds, U.S. Treasury and agency securities, commercial paper and certificates of deposit. Our cash, cash equivalents and short-term investments are held for working capital and general corporate purposes. We have not historically entered into investments for trading or speculative purposes.
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
As of December 31, 2024, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
MP Materials Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MP Materials Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Identification and disclosure of related party transactions with Shenghe
As discussed in Note 19 to the consolidated financial statements, the Company has entered into a series of commercial agreements with Shenghe Resources (Singapore) International Trading Pte. Ltd (Shenghe), a related party. Under the agreements, Shenghe purchases rare earth products produced by the Company at specified prices.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification and disclosure of transactions with Shenghe. We applied auditor judgment to determine the nature and extent of procedures to be performed to identify transactions with Shenghe. We evaluated the identification and disclosure of transactions with Shenghe by:
•inquiring of management of the Company and the Audit Committee of the Board of Directors regarding (i) the Shenghe relationship and (ii) transactions between the Company and Shenghe
•reading the minutes from meetings of the Board of Directors
•obtaining and analyzing underlying documentation for a sample of sales transactions and comparing it to the contractual agreements with Shenghe
•confirming transactions and contractual agreements with Shenghe as of and for the year ended December 31, 2024 and comparing the responses to the Company’s consolidated financial statements
•reading the contractual agreements with Shenghe and comparing the terms to the disclosures in the Company’s consolidated financial statements.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the transactions with Shenghe, including the appropriateness of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
February 28, 2025

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(U.S. dollars in thousands, except share and per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$282,442	$263,351
Short-term investments	568,426	734,493
Total cash, cash equivalents and short-term investments	850,868	997,844
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	18,874	10,029
Inventories	107,905	95,182
Income taxes receivable	23,672	830
Government grant receivable	19,799	19,302
Prepaid expenses and other current assets	10,204	7,990
Total current assets	1,031,322	1,131,177
Non-current assets
Property, plant and equipment, net	1,251,496	1,158,054
Operating lease right-of-use assets	8,680	10,065
Inventories	19,031	13,350
Intangible assets, net	7,370	8,881
Other non-current assets	15,659	14,925
Total non-current assets	1,302,236	1,205,275
Total assets	$2,333,558	$2,336,452
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$23,562	$27,995
Accrued liabilities	64,727	73,939
Deferred revenue	56,880	—
Other current liabilities	18,850	6,616
Total current liabilities	164,019	108,550
Non-current liabilities
Long-term debt, net	908,729	681,980
Deferred revenue	43,120	—
Operating lease liabilities	5,798	6,829
Deferred government grant	20,087	17,433
Deferred investment tax credit	25,502	—
Deferred income taxes	85,309	130,793
Other non-current liabilities	26,114	25,088
Total non-current liabilities	1,114,659	862,123
Total liabilities	1,278,678	970,673
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either year)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,445,570 and 178,082,383 shares issued, and 163,195,788 and 178,082,383 shares outstanding, as of December 31, 2024 and December 31, 2023, respectively)	18	17
Additional paid-in capital	961,434	979,891
Retained earnings	320,302	385,726
Accumulated other comprehensive income	173	145
Treasury stock, at cost, 15,249,782 and 0 shares, respectively	(227,047)	—
Total stockholders’ equity	1,054,880	1,365,779
Total liabilities and stockholders’ equity	$2,333,558	$2,336,452
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(U.S. dollars in thousands, except share and per share data)	2024	2023	2022
Revenue (including related party)	$203,855	$253,445	$527,510
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	192,586	92,714	92,218
Selling, general and administrative	83,299	79,245	75,857
Depreciation, depletion and amortization	78,057	55,709	18,356
Start-up costs	5,684	21,330	7,551
Advanced projects and development	9,307	14,932	4,249
Other operating costs and expenses	4,348	7,234	1,868
Total operating costs and expenses	373,281	271,164	200,099
Operating income (loss)	(169,426)	(17,719)	327,411
Interest expense, net	(23,010)	(5,254)	(5,786)
Gain on early extinguishment of debt	52,911	—	—
Other income, net	46,178	56,048	19,527
Income (loss) before income taxes	(93,347)	33,075	341,152
Income tax benefit (expense)	27,923	(8,768)	(52,148)
Net income (loss)	$(65,424)	$24,307	$289,004

Earnings (loss) per share:
Basic	$(0.39)	$0.14	$1.64
Diluted	$(0.57)	$0.14	$1.52

Weighted-average shares outstanding:
Basic	166,840,611	177,181,661	176,519,203
Diluted	169,882,640	178,152,212	193,453,087
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
Net income (loss)	$(65,424)	$24,307	$289,004
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	38	(44)	189
Foreign currency translation adjustments	(10)	—	—
Total comprehensive income (loss)	$(65,396)	$24,263	$289,193
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	177,816,554	$18	$936,299	$72,415	$—	$—	$1,008,732
Stock-based compensation	—	—	357,845	—	33,066	—	—	—	33,066
Shares used to settle payroll tax withholding	—	—	(467,791)	—	(18,357)	—	—	—	(18,357)
Net income	—	—	—	—	—	289,004	—	—	289,004
Other comprehensive income, net of tax	—	—	—	—	—	—	189	—	189
Balance as of December 31, 2022	—	—	177,706,608	18	951,008	361,419	189	—	1,312,634
Stock-based compensation	—	—	472,047	—	27,104	—	—	—	27,104
Shares used to settle payroll tax withholding	—	—	(248,776)	(1)	(7,184)	—	—	—	(7,185)
Common stock issued to acquire intangible asset	—	—	152,504	—	8,963	—	—	—	8,963
Net income	—	—	—	—	—	24,307	—	—	24,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	(44)	—	(44)
Balance as of December 31, 2023	—	—	178,082,383	17	979,891	385,726	145	—	1,365,779
Stock-based compensation	—	—	662,887	1	23,505	—	—	—	23,506
Shares used to settle payroll tax withholding	—	—	(583,936)	—	(10,112)	—	—	—	(10,112)
Repurchases of common stock	—	—	(15,249,782)	—	—	—	—	(227,047)	(227,047)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Common stock issued to acquire intangible asset	—	—	43,573	—	—	—	—	—	—
Capped call options, net of tax	—	—	—	—	(49,413)	—	—	—	(49,413)
Substantial premium on convertible debt, net of tax	—	—	—	—	13,826	—	—	—	13,826
Net loss	—	—	—	—	—	(65,424)	—	—	(65,424)
Other comprehensive income, net of tax	—	—	—	—	—	—	28	—	28
Balance as of December 31, 2024	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
Operating activities:
Net income (loss)	$(65,424)	$24,307	$289,004
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	78,057	55,709	18,356
Accretion of discount on short-term investments	(30,255)	(26,316)	(9,958)
Gain on early extinguishment of debt	(52,911)	—	—
Stock-based compensation expense	23,183	25,236	31,780
Amortization of debt issuance costs	3,901	3,536	4,034
Write-downs of inventories	21,527	2,285	—
Revenue recognized in exchange for debt principal reduction	—	—	(13,566)
Deferred income taxes	(27,775)	8,455	17,789
Other	4,837	1,716	1,868
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(8,845)	22,827	18,153
Inventories	(41,537)	(47,099)	(24,314)
Income taxes receivable	(22,842)	1,371	(2,201)
Government grant receivable	(497)	(19,302)	—
Prepaid expenses, other current and non-current assets	(1,301)	1,006	(6,022)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,332	11,305	1,962
Income taxes payable	—	(21,163)	17,700
Deferred revenue	100,000	—	—
Deferred government grant	4,911	19,120	—
Other current and non-current liabilities	26,988	(294)	(1,071)
Net cash provided by operating activities	13,349	62,699	343,514
Investing activities:
Additions to property, plant and equipment	(186,418)	(261,897)	(326,595)
Purchases of short-term investments	(1,567,983)	(1,185,477)	(2,779,666)
Proceeds from sales of short-term investments	166,371	507,736	1,463,160
Proceeds from maturities of short-term investments	1,597,991	1,015,190	281,000
Investment in equity method investee	—	(9,673)	—
Proceeds from sale of property, plant and equipment	—	18	—
Proceeds from government awards used for construction	96	2,800	5,130
Net cash provided by (used in) investing activities	10,057	68,697	(1,356,971)
Financing activities:
Proceeds from issuance of long-term debt	747,500	—	—
Payment of debt issuance costs	(20,648)	—	—
Payments to retire long-term debt	(428,599)	—	—
Purchase of capped call options	(65,332)	—	—
Repurchases of common stock	(225,068)	—	—
Principal payments on debt obligations and finance leases	(2,532)	(2,732)	(5,834)
Tax withholding on stock-based awards	(10,112)	(7,185)	(18,357)
Net cash used in financing activities	(4,791)	(9,917)	(24,191)
Net change in cash, cash equivalents and restricted cash	18,615	121,479	(1,037,648)
Cash, cash equivalents and restricted cash beginning balance	264,988	143,509	1,181,157
Cash, cash equivalents and restricted cash ending balance	$283,603	$264,988	$143,509

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$282,442	$263,351	$136,627
Restricted cash, current	812	1,290	6,287
Restricted cash, non-current	349	347	595
Total cash, cash equivalents and restricted cash	$283,603	$264,988	$143,509
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. The Company is also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Independence Facility”), where the Company began production of magnetic precursor products in December 2024 and anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 20, “Segment Reporting,” for additional information.
The Company produces refined rare earth oxides and related products as well as rare earth concentrate products. The rare earth concentrate is principally sold pursuant to the Offtake Agreements to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. In the second half of 2023, the Company began producing and selling separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, the Company has a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets used in electric motors.
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
Basis of Presentation: The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and are presented in U.S. dollars.
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
As of December 31, 2024, Shenghe was the principal customer of the Materials segment and accounted for approximately 80% of the Company’s consolidated revenue for the year ended December 31, 2024, and more than 90% of the Company’s consolidated revenue for the years ended December 31, 2023 and 2022. Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”), as evidenced by the volatility experienced since 2022 primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar. In addition, the ongoing economic conflict between China and the U.S., which has previously resulted in tariffs and trade barriers, may negatively affect the Company’s business and results of operations. See Note 19, “Related-Party Transactions,” for additional information.
Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives and recoverability of long-lived assets (such as the effects of mineral reserves and cash flows from operating the mine in determining the life of the mine); government grants; investment tax credits; the valuation allowance of deferred tax assets; asset retirement and environmental obligations; and determining the net realizable value of inventories. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from those estimates.
Segment Reporting: Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” (“ASC 280”) establishes standards for entities on how to report information about operating segments on a basis consistent with an entity’s internal organizational structure as well as information about an entity’s products and services, the geographical areas in which it operates and its major customers. Operating segments are defined as components of an enterprise engaged in business activities from which it may recognize revenues and incur expenses, about which discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. See Note 20, “Segment Reporting,” for additional information on the Company’s two reportable segments.
Cash, Cash Equivalents and Investments: Cash and cash equivalents consist of all cash balances and highly liquid investments, including commercial paper, certificates of deposit, and U.S. treasury and agency securities, with a maturity of three months or less at the time of purchase.
The Company’s investments in U.S. treasury and agency securities, commercial paper, and certificates of deposit have been classified and accounted for as available-for-sale securities and the Company re-evaluates the classification each reporting period. The Company classifies its available-for-sale securities that do not otherwise meet the requirements to be accounted for as cash equivalents as either current or non-current based on each instrument’s underlying contractual maturity date as well as the Company’s expectations of sales and redemptions within the next twelve months. See Note 3, “Cash, Cash Equivalents and Investments,” for additional information.
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
Accounts Receivable: Accounts receivable pertain to receivables arising from contracts with customers and are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current economic conditions for each portfolio of customers, though at present, the amounts are concentrated to a limited number of customers. As of December 31, 2024 and 2023, the Company did not have an allowance for expected credit losses, as principally all of the Company’s receivables are from a limited number of customers, with no history or expectation of uncollectible amounts.
Inventories: Inventories consist of raw materials, supplies, mined ore stockpiles, work in process, and finished goods. Raw materials and supplies consist of spare parts, reagent chemicals, maintenance supplies, and packaging materials used in the production of rare earth products, along with other raw materials to support the Company’s rare earth metal, alloy and magnet manufacturing capabilities. Mined ore stockpiles represent bastnaesite ore that has been mined and stockpiled for future processing. Work in process consists of bastnaesite ore and separated rare earth products in various stages of the production process, as well as finished and packaged NdPr oxide shipped to tollers for processing into NdPr metal. Finished goods primarily consists of packaged traditional or roasted bastnaesite concentrate as well as finished and packaged NdPr oxide and NdPr metal (including quantities tolled) that is ready for sale.

Raw materials, mined ore stockpiles, work in process, and finished goods are carried at weighted average cost. Supplies are carried at moving average cost. All inventories are carried at the lower of cost or net realizable value, which represents the estimated selling price of the product during the ordinary course of business based on current market conditions less reasonably predictable costs of completion, disposal, and transportation. Inventory cost includes all costs directly attributable to the manufacturing process, including labor, raw materials, and stripping costs, and an appropriate portion of production overhead costs, including depreciation, based on normal capacity of the production facilities. In periods when it is determined that the Company’s production facilities are operating below normal capacity levels, overhead costs are not included in inventory, and are instead directly recorded to “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” or “Depreciation, depletion and amortization” within the Company’s Consolidated Statements of Operations.
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
Property, plant and equipment primarily relate to the Company’s open-pit mine and processing and separations facility at Mountain Pass as well as the building and machinery associated with the Company’s Independence Facility, including electrolysis cells, strip casters, and sintering furnaces. In addition to the mine pit, Mountain Pass includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, product finishing facilities, on-site evaporation ponds, a combined heat and power plant, water treatment plant, a chlor-alkali plant, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructure. See also Note 5, “Property, Plant and Equipment.”
Mineral Rights: The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Depletion on mineral rights is recognized on a straight-line basis over the estimated remaining useful life of the mine, which was approximately 29 years as of December 31, 2024. The Company determined that the straight-line method of depletion appropriately captures the estimated economic costs of extracting the minerals of the mine across its estimated useful life, and aligns with the benefit obtained from the depletion of the asset consistent with the current mine plan. Mineral rights are classified as a component of “Property, plant and equipment, net” within the Company’s Consolidated Balance Sheets. See also Note 5, “Property, Plant and Equipment.”
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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of lease prepayments, initial lease costs, or lease incentives received. The lease term may include periods covered by options to extend or terminate the lease when it is either reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset amortizes on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset (or the useful life of the underlying asset if title transfers at the end of the lease term or there is a purchase option the Company is reasonably certain to exercise) and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. For operating and finance leases, variable lease payments not included in the lease liability are expensed as incurred unless such costs are capitalized as part of another asset (e.g., inventory). Additionally, ROU assets are subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amounts of ROU assets exceed their fair value, the excess amount is recognized as an impairment. See also Note 11, “Leases.”
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In estimating undiscounted cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of undiscounted cash flows from other asset groups. The Company’s estimates of undiscounted cash flows are based on numerous assumptions, and it is possible that actual cash flows may differ significantly from estimates, as actual produced reserves, prices, commodity-based and other costs, and closure costs are each subject to significant risks and uncertainties. The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and the Company’s projections for long-term average prices. In addition to short- and long-term price assumptions, other assumptions include estimates of production costs; proven and probable mineral reserve estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and estimated future closure costs.
If the carrying amount of the long-lived asset or asset groups is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, based on the approach the Company believes a market participant would use.
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
The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of its investment may not be recoverable. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying amount to determine if an impairment is indicated, and if so, determines whether the impairment is other-than-temporary based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. If the Company determines the decline is other-than-temporary, an impairment is recognized for the excess amount by which the investment’s carrying amount exceeds its fair value. See Note 6, “Equity Method Investment,” for additional information.

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
Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations. Amounts expected to be recognized as revenue during the 12-month period after the balance sheet date are classified as current deferred revenue with the remainder classified as non-current in the Company’s Consolidated Balance Sheets. See Note 14, “Revenue Recognition,” for additional information.
Asset Retirement Obligations: The Company recognizes asset retirement obligations (“ARO”) for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. ARO are initially recognized at their estimated fair value in the period in which the obligation originates. Fair value is based on the expected timing of reclamation activities, cash flows to perform activities, amount and uncertainty associated with the cash flows, including adjustments for a market risk premium, and discounted using a credit-adjusted risk-free rate. The liability is accreted over time through periodic charges to earnings and reduced as reclamation activities occur with differences between estimated and actual amounts recognized as adjustments to operating expenses. Accretion of ARO is included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations.
Subsequent increments in expected undiscounted cash flows are measured at their discounted values using updated estimates of the Company’s credit-adjusted risk-free rate applied to the increment only. Subsequent decrements in expected undiscounted cash flows are reduced based on the weighted-average credit-adjusted risk-free rate associated with the obligation. When increments and decrements are caused by a change in the estimated timing of settlement, the Company treats the increase in cash flows in the year of the updated estimate as an increment and the decrease in cash flows in the original year as a decrement. Associated asset retirement costs, including the effect of increments and decrements, are recognized as adjustments to the related asset’s carrying amount and depreciated over the related asset’s remaining useful life. If a decrement is greater than the carrying amount of the related asset, the difference is recognized as a reduction to depreciation expense. See also Note 8, “Asset Retirement and Environmental Obligations.”
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
Convertible Debt and Debt Issuance Costs: The Company accounts for its convertible debt in accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) or the substantial premium model in ASC Subtopic 470-20 applies. The Company did not identify any material embedded features contained within its Convertible Notes (as defined in Note 10, “Debt Obligations”) which would require bifurcation from the debt host. Where the substantial premium model applies, the premium is recorded in “Additional paid-in capital” in “Stockholders’ equity” within the Company’s Consolidated Balance Sheets. Costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. Debt issuance costs reduce the carrying amount of the associated debt. See also Note 10, “Debt Obligations.”
Capped Call Options: The Company’s Capped Call Options cover the aggregate number of shares of its common stock that initially underlie the 2030 Notes (as such terms are defined in Note 10, “Debt Obligations”) that were issued in March 2024, and generally reduce potential dilution to the Company’s common stock upon the conversion of the 2030 Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Options.
The Company determined that the Capped Call Options meet the definition of a freestanding derivative under ASC 815 but are not required to be separately accounted for as a derivative as they meet the indexation and equity classification scope exception outlined in ASC 815. Accordingly, the Company recognized the cash paid to enter into the Capped Call Options contract by recording an entry to “Additional paid-in capital” in “Stockholders’ equity” within the Company’s Consolidated Balance Sheets. The Capped Call Options recorded in additional paid-in capital will not be remeasured each reporting period. See Note 10, “Debt Obligations,” and Note 16, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
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
Treasury Stock: Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued and is accounted for under the cost method. Treasury stock is excluded from the Company’s outstanding shares and recorded as a reduction of “Stockholders’ equity” within the Company’s Consolidated Balance Sheets, unless the repurchased shares are immediately retired. Incremental direct costs to purchase treasury stock, such as excise taxes and commission fees, are included in the cost of the shares acquired. See also Note 16, “Stockholders’ Equity and Stock-Based Compensation.”
Revenue Recognition: The Company’s revenue comes from sales of rare earth products produced at Mountain Pass. A significant portion of the Company’s sales are to an affiliate of Shenghe. The Company’s performance obligation is to produce and deliver rare earth products and the Company recognizes revenue at the point in time control of the products transfers to the customer, which is typically when the rare earth products are delivered to the agreed-upon shipping point. At that time, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the products, and the customer bears the risk of loss. Commissions paid to distributors are deemed to be consideration payable to customers and are recorded as a reduction of the transaction prices.
For sales to Shenghe, the transaction price is based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) less applicable discounts per metric ton (“MT”), subject to an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers. Consequently, the ultimate market prices are a form of variable consideration. Initial pricing is typically billed upon delivering the product to the agreed-upon shipping point and paid within 30 days or less. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, the Company estimates the expected sales price based on the initial price, current market pricing and known quality measurements, and further constrains such amounts to an amount that is probable not to result in a significant reversal of previously-recognized revenue. For sales to other customers, the transaction price is generally agreed to at the time the sale is entered into. Revenue from product sales is recorded net of taxes collected from customers that are remitted to governmental authorities. When necessary and appropriate, the Company applies a portfolio approach in estimating a refund obligation. See also Note 14, “Revenue Recognition.”
Government Grants: Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of ASC Topic 740, “Income Taxes” (“ASC 740”). Government grants are initially estimated and recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. When a grant is related to the purchase or construction of a long-lived asset (considered asset-based grants), the funds received are recorded as reductions of the related asset’s carrying amount, thereby reducing future depreciation expense. Alternatively, when a grant is related to an expense item (considered income-based grants), it is recognized as a reduction of expense to which the grant activity relates over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. The effect of a change in estimate is recognized in the period in which management concludes that it is no longer reasonably assured that (i) all of the grant conditions will be met or (ii) a portion of the grant will be received. Within the

Company’s Consolidated Balance Sheets, “Government grant receivable” and “Deferred government grant” pertain exclusively to the 45X Credit (as defined in Note 12, “Income Taxes”). See also Note 15, “Government Grants.”
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. The fair value of Stock Awards (as defined in Note 16, “Stockholders’ Equity and Stock-Based Compensation”) is equal to the fair value of the Company’s stock on the grant date. The fair value of performance awards that include performance and/or market conditions is determined using a Monte Carlo simulation technique. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, expected volatility, correlation coefficient to relevant peer groups or indices, risk-free interest rate and dividend yield.
Compensation cost for Stock Awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, which results in accelerated recognition of compensation cost. Compensation cost for performance awards with cliff vesting schedules is recognized on a straight-line basis over the requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures. See also Note 16, “Stockholders’ Equity and Stock-Based Compensation.”
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
Earnings (Loss) per Share: Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the additional dilution for all potentially dilutive securities such as unvested Stock Awards. See also Note 18, “Earnings (Loss) per Share.”
Income Taxes: The Company accounts for income taxes using the balance sheet method, recognizing certain temporary differences between the book basis of the liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives a deferred tax expense or benefit by recording the change in either the net deferred tax liability or asset balance for the year. The Company’s policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. See also Note 12, “Income Taxes.”
Investment Tax Credits: An investment tax credit (“ITC”) represents a benefit provided by federal, state, or local governments to encourage an entity to invest in specific types of assets. An ITC is commonly calculated as a percentage of the investment cost of a qualifying asset and may be subject to the scope of ASC 740. The accounting for an ITC may depend upon certain factors, including whether or not the ITC is refundable and/or transferable. The Company elected to account for its nonrefundable, transferable ITCs under ASC 740. This type of ITC is initially estimated and recognized when the Company places into service a qualifying asset and determines that it will more-likely-than-not comply with the requirements to receive the ITC. Additionally, the Company elected to account for these ITCs under the deferral method whereby the Company will initially record such ITC as a deferred liability and subsequently recognize the ITC in the income statement as a reduction to income tax expense over the useful lives of the qualifying assets. As a result of the deferral method, the Company also elected to recognize immediately in income tax expense the deferred tax effect, net of any valuation allowance, as a result of such transaction. See also Note 12, “Income Taxes.”
Valuation of Deferred Tax Assets: The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required.
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
Recently Adopted Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07 as of December 31, 2024, on a retrospective basis. See Note 20, “Segment Reporting,” for additional information.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances public entities’ existing income tax disclosures to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 requires public entities to annually disclose specific categories in the rate reconciliation table of the income tax note and provide additional information for reconciling items that meet a quantitative threshold. The Company elected to early adopt ASU 2023-09 as of December 31, 2024, which did not have a material impact on the Company’s Consolidated Financial Statements. See Note 12, “Income Taxes,” for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted: Other than those listed below, there were no accounting pronouncements issued during the year ended December 31, 2024, that had or would be expected to have a material impact on the Company’s Consolidated Financial Statements and accompanying notes.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures” (“ASU 2024-03”), which amends ASC Topic 220, “Comprehensive Income,” to enhance the disclosure of expense information in the notes to the financial statements. ASU 2024-03 requires public business entities to disaggregate specified income statement expenses, such as purchases of inventory, employee compensation, depreciation, amortization, and depletion into detailed categories presented in a tabular format. Additionally, ASU 2024-03 mandates qualitative descriptions for expenses not separately disaggregated and annual disclosure of selling expenses and their definitions. ASU 2024-03 is effective for the Company’s fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.
In November 2024, the FASB issued ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which enhances guidance in ASC Topic 470, “Debt,” to improve consistency and relevance in accounting for induced conversions of convertible debt instruments. Specifically, ASU 2024-04 clarifies criteria for when settlements should be treated as induced conversions, requiring that inducement offers preserve the form and amount of consideration issuable under original conversion terms. ASU 2024-04 is effective for the Company’s fiscal years and interim periods within those fiscal years beginning after December 15, 2025, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2024-04 on its consolidated financial statements and disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$1,889	$—	$—	$1,889	$2,795	$—	$—	$2,795
Cash equivalents:
Money market funds	164,477	—	—	164,477	61,166	—	—	61,166
U.S. Treasury securities	86,320	17	—	86,337	92,113	14	—	92,127
Commercial paper	29,731	8	—	29,739	93,447	15	—	93,462
Certificates of deposit	—	—	—	—	13,799	2	—	13,801
Total cash equivalents	280,528	25	—	280,553	260,525	31	—	260,556
Total cash and equivalents	282,417	25	—	282,442	263,320	31	—	263,351
Short-term investments:
U.S. agency securities	2,240	—	—	2,240	118,370	—	(78)	118,292
U.S. Treasury securities	544,410	222	(12)	544,620	615,962	249	(10)	616,201
Commercial paper	16,661	6	—	16,667	—	—	—	—
Certificates of deposit	4,897	2	—	4,899	—	—	—	—
Total short-term investments	568,208	230	(12)	568,426	734,332	249	(88)	734,493
Total cash, cash equivalents and short-term investments	$850,625	$255	$(12)	$850,868	$997,652	$280	$(88)	$997,844
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the years ended December 31, 2024, 2023 and 2022. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of December 31, 2024, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.
The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s Consolidated Statements of Operations:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Gross realized gains	$20	$575	$258
Gross realized losses	$15	$203	$573
Interest and investment income(1)	$47,114	$55,637	$19,774
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of December 31, 2024, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $684.5 million.
Accrued interest receivable was $0.6 million and $0.9 million as of December 31, 2024 and 2023, respectively, and is included in “Prepaid expenses and other current assets” within the Company’s Consolidated Balance Sheets.

NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials and supplies, including spare parts	$48,400	$42,371
Mined ore stockpiles	31,142	28,507
Work in process	14,447	15,019
Finished goods	13,916	9,285
Total current inventories	107,905	95,182
Add: Non-current portion(1)	19,031	13,350
Total inventories	$126,936	$108,532
(1)Primarily represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of December 31, 2024 and 2023, were $12.3 million and $9.1 million, respectively.
During the years ended December 31, 2024 and 2023, the Company determined that the cost of a portion of its inventory exceeded its net realizable value, resulting in write-downs on certain inventories of $21.5 million and $2.3 million, respectively, which were included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Consolidated Statements of Operations. The write-downs were largely attributable to elevated carrying costs of the Company’s initial production of separated products given the early stage of ramping the Stage II facilities to normalized production levels. There were no write-downs of inventories recorded for the year ended December 31, 2022.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Land and land improvements	$42,789	$27,091
Buildings and building improvements	96,961	92,203
Machinery and equipment	662,333	503,145
Assets under construction	202,544	211,848
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,443,022	1,272,682
Less: Accumulated depreciation and depletion	(191,526)	(114,628)
Property, plant and equipment, net	$1,251,496	$1,158,054
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $169.7 million, $280.0 million and $361.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”). The capitalized expenditures related primarily to buildings and building improvements, machinery and equipment, and assets under construction to support the Company’s Independence Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 15, “Government Grants”). Capitalized expenditures for the year ended December 31, 2023, also included assets under construction to support the Company’s Stage II optimization project. Additionally, capitalized expenditures for the year ended December 31, 2022, included the purchase of approximately 18 acres of land in Fort Worth, Texas.

The Company’s depreciation and depletion expense were as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense(1)	$63,558	$43,998	$5,808
Depletion expense	$13,036	$11,067	$12,209
(1)The December 31, 2022, amount reflects a $2.7 million reduction as a result of an ARO decrement discussed in Note 8, “Asset Retirement and Environmental Obligations.”
The Company recognized $5.5 million of demolition costs for the year ended December 31, 2023, which are included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that have never been used in the Company’s operations. There were no property, plant and equipment impairments recognized for the years ended December 31, 2024, 2023 and 2022. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 15, “Government Grants.”
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance, which is included in “Other non-current assets” within the Company’s Consolidated Balance Sheets, was $9.1 million and $9.7 million, as of December 31, 2024 and 2023, respectively, and pertains to the Company’s December 2023 investment of $9.7 million of cash in exchange for a 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”), an entity incorporated in Singapore. Shenghe, a related party to the Company, owns the remaining 51% equity interest in VREX Holdco. VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. As discussed in Note 19, “Related-Party Transactions,” in October 2023, the Company entered into the Tolling Agreement (as defined in Note 19, “Related-Party Transactions”) with VREX Holdco whereby VREX Holdco would cause VREX to process the Company’s NdPr oxide into NdPr metal for delivery to the Company’s customers globally.
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
In November 2024, VREX’s metal processing operations in Vietnam were paused. In February 2025, VREX Holdco, the Company, and Shenghe entered into an agreement whereby, subject to any required regulatory approvals, VREX Holdco would return to the Company the dollar amount of the Company’s initial investment, which was $9.7 million, in exchange for its 49% equity interest in VREX Holdco. As a result, as of December 31, 2024, the Company concluded that its equity method investment had not experienced an other-than-temporary decline in value since it expects to receive an amount at least equal to the carrying amount of the investment. No impairment charges were recorded during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company was not utilizing VREX as a toll processor, and instead, was using its other toll processors to convert its NdPr oxide into metal.
As of December 31, 2024, the difference between the carrying amount of the Company’s investment in VREX Holdco, which was $9.1 million, and the amount of underlying equity in the net assets of the investee substantially relates to equity method goodwill, which is not amortized by the Company as a basis difference. The Company records its share of VREX Holdco’s net income or loss on a one-quarter lag due to the timing of when the investee’s financial statements become available.
For the year ended December 31, 2024, the Company recognized $0.6 million of Company’s share of VREX Holdco’s net loss, which was included in “Other income, net” within the Company’s Consolidated Statements of Operations. No such amounts were recognized for the years ended December 31, 2023 and 2022. With the exception of the initial investment, there were no contributions to, or distributions received from, VREX Holdco during the years ended December 31, 2024 and 2023.

The Company capitalizes to inventories the tolling fees paid to VREX Holdco pursuant to the Tolling Agreement. To the extent intra-entity profits or losses remain in the Company’s inventories balance as of each reporting period date, the Company will eliminate its proportional share of such profits or losses until the inventory is sold to an unrelated party. As of both December 31, 2024 and 2023, the tolling fees due to VREX Holdco pursuant to the Tolling Agreement and capitalized to inventories that are subject to intra-entity profit or loss elimination were immaterial. See Note 19, “Related-Party Transactions,” for a discussion on the transactions between the Company and VREX Holdco during the year ended December 31, 2024.
NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	December 31,
(in thousands)	2024	2023
Intangible assets with indefinite lives:
Emissions allowances	$—	$316
Intangible assets with definite lives:
Patent and intellectual property license	8,963	8,963
Less: Accumulated amortization	(1,593)	(398)
Patent and intellectual property license, net	7,370	8,565
Intangible assets, net	$7,370	$8,881
In August 2023, the Company acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products. Pursuant to the terms of the agreement to acquire the license, 152,504 shares were issued immediately and 43,573 were issued during the year ended December 31, 2024, on the first anniversary of the acquisition date. Furthermore, an additional 43,573 are due to be issued on each of the second and third anniversaries of the acquisition date, with an additional 152,506 shares on the fourth anniversary.
Contemporaneous with the acquisition of the license, the Company entered into a consulting agreement in support of integrating the licensed technology and know-how into its existing processes aimed at the development of magnetic products. Unless earlier terminated, under the consulting agreement, the Company is contracted to pay a total of approximately $15 million through August 2027, of which, the first payment of $3.8 million was paid in cash during the third quarter of 2024. The payments pertaining to the second, third and fourth anniversaries of the consulting agreement may be settled in cash or shares of the Company’s common stock at the Company’s election. To date, the majority of the cost, which is being recorded ratably over the four-year period, has been capitalized to property, plant and equipment.
Amortization expense related to amortizing intangible assets was $1.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. The remaining weighted-average useful life of the Company’s amortizing intangible assets was 6.2 years as of December 31, 2024. There was no amortization expense related to amortizing intangible assets recognized for year ended December 31, 2022. No impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.
The following table presents the estimated amortization expense based on amortizing intangible assets as of December 31, 2024:

(in thousands)
Period:
2025	$1,195
2026	1,195
2027	1,195
2028	1,195
2029	1,195
Thereafter	1,395
Total	$7,370

NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates ARO based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of December 31, 2024, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2053.
In the fourth quarter of 2024, as a result of an update to the life of mine, the Company revised its estimated timing and cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass, estimating that a significant portion of the cash outflows will now be incurred beginning in 2053 instead of 2056. The change in estimates resulted in an ARO increment of $1.3 million, which increased the carrying amounts of associated property, plant and equipment.
In the third quarter of 2022, as a result of final approval from San Bernardino County and the Division of Mine Reclamation (California) of a revised reclamation plan, the Company revised its estimated cash flows pertaining to the settlement of the reclamation and removal activities associated with Mountain Pass, including removing the previous estimates of the cash flows associated with the processing and separations facilities that no longer require reclamation. The changes in estimates resulted in an ARO decrement of $13.1 million, of which $10.4 million reduced the carrying amounts of the associated property, plant and equipment, and $2.7 million, reflecting the excess of the decrement over the carrying amount of the related property, plant and equipment, was recorded as a reduction to depreciation expense for the year ended December 31, 2022.
The following is a summary of the Company’s ARO:

	December 31,
(in thousands)	2024	2023
Beginning balance	$5,702	$5,475
Obligations settled	(184)	(180)
Accretion expense	429	407
Obligations incurred	159	—
Revision in estimated cash flows	1,289	—
Ending balance	$7,395	$5,702
The balance as of both December 31, 2024 and 2023, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets. The non-current portions are included in “Other non-current liabilities” within the Company’s Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s ARO as of December 31, 2024 and 2023, were $51.6 million and $50.2 million, respectively. As of December 31, 2024, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. Other than those discussed above, there were no significant increments or decrements for the years ended December 31, 2024, 2023, and 2022.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. The Company engages environmental consultants to develop remediation plans and the related cost projections, which are used to develop an estimate of future cash payments to estimate the Company’s environmental obligations. As assessments and remediation progress occur, the Company periodically reviews its estimates and records any necessary adjustments in the period in which new information becomes available.
During the fourth quarter of 2024, as a result of updating its estimated cash flows required to satisfy its existing environmental monitoring and remediation obligations, the Company recorded an additional $2.0 million liability, with a corresponding loss recorded in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2024.
As of December 31, 2024, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.78%. There were no significant changes in the estimated remaining costs for the years ended December 31, 2023 and 2022.
The total estimated aggregate undiscounted cost of $39.5 million and $26.7 million as of December 31, 2024 and 2023, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balance as of December 31, 2024 and 2023, included current portions of $0.9 million and $0.5 million, respectively, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets. The non-current portions are included in “Other non-current liabilities” within the Company’s Consolidated Balance Sheets.
As of December 31, 2024, the total environmental costs were as follows (in thousands):

Year ending December 31,
2025	$899
2026	921
2027	944
2028	968
2029	992
Thereafter	34,730
Total	39,454
Effect of discounting	(20,410)
Total environmental obligations	$19,044
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of December 31, 2024 and 2023, the Company had financial assurance requirements of $45.5 million and $45.4 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued payroll and related	$17,370	$14,499
Accrued construction costs	36,016	46,976
Accrued taxes(1)	4,039	3,373
Other accrued liabilities	7,302	9,091
Accrued liabilities	$64,727	$73,939
(1)The December 31, 2024, balance includes excise tax liability of $2.0 million. There was no excise tax liability balance as of December 31, 2023.
NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,699	$(440)	$67,259	$690,000	$(8,020)	$681,980
Convertible Notes due 2030	862,793	(21,323)	841,470	—	—	—
Total long-term debt outstanding	$930,492	$(21,763)	$908,729	$690,000	$(8,020)	$681,980

Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
Contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases in the first quarter of 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s Consolidated Statements of Operations for the year ended December 31, 2024.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares, per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events.
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
Prior to January 1, 2026, at their election, holders of the 2026 Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2021 if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “2026 Notes measurement period”) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the 2026 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2026 Notes. On or after January 1, 2026, and prior to the maturity date of the 2026 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Notes), holders may require it to repurchase for cash all or any portion of their outstanding 2026 Notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for holders who elect to convert their outstanding 2026 Notes in connection with such corporate event or notice of redemption, as the case may be.
Convertible Notes due 2030
In March 2024, the Company issued $747.5 million in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Notes”), at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024. In connection with the issuance, the Company recorded debt issuance costs of $19.9 million, of which $3.7 million was settled through the issuance of shares of the Company’s common stock (see Note 21, “Supplemental Cash Flow Information”).

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
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”). The Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes issued in March 2024. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
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
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $15.9 million.
The Company elected to integrate the Capped Call Options with those 2030 Notes issued in March 2024 for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $65.3 million gross cost of the purchased Capped Call Options will be deductible for income tax purposes as original discount interest over the term of the 2030 Notes.

Convertible Notes Debt Exchange
In December 2024, the Company entered into privately negotiated exchange agreements with certain holders of its 2026 Notes (the “Debt Exchange Agreements”). Pursuant to the Debt Exchange Agreements, $142.3 million in aggregate principal amount of the 2026 Notes was exchanged for $115.3 million in aggregate principal amount of the 2030 Notes (the “Debt Exchange”), which had the same terms and conditions as the 2030 Notes issued in March 2024.
As a result of the Debt Exchange, the Company recorded a $6.6 million gain on early extinguishment of debt, included within the Company’s Consolidated Statements of Operations for the year ended December 31, 2024; a $13.8 million increase to additional paid-in capital (net of the associated deferred tax impact of $4.0 million), as the 2030 Notes pertaining to this Debt Exchange were issued at a substantial premium; and total debt issuance costs of $4.5 million, of which $0.6 million were allocated to additional paid-in capital. For the avoidance of doubt, the 2030 Notes issued as part of the Debt Exchange are not associated with the Capped Call Options.
Interest expense related to the Convertible Notes was as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Coupon interest	$19,256	$1,725	$1,725
Amortization of debt issuance costs	3,901	3,536	3,517
Convertible Notes interest expense	$23,157	$5,261	$5,242
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The remaining term of the 2026 Notes and the 2030 Notes were 1.3 years and 5.2 years, respectively, as of December 31, 2024.
As of December 31, 2024 and 2023, accrued and unpaid interest pertaining to the Convertible Notes was $8.7 million and $0.4 million, respectively, and is included in “Other current liabilities” within the Company’s Consolidated Balance Sheets.
Equipment Notes
The Company has financing agreements for the purchase of certain equipment, including trucks and loaders, graders, and various other machinery. The Company’s equipment notes, which are secured by the purchased equipment, have terms of 5 years and interest rates of 4.5% per annum.
In December 2024, the Company entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which the Company may use only to finance agreed-upon equipment from a specific supplier. The interest rates for the various borrowings under the Uncommitted Credit Facility will approximate market rates and will be fixed for the duration of the advance. As of December 31, 2024, the Company did not have borrowings outstanding under the Uncommitted Credit Facility.
The current and non-current portions of the equipment notes, which are included within the Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	December 31,
(in thousands)	2024	2023
Equipment notes
Current	$2,098	$2,106
Non-current	539	2,637
	$2,637	$4,743

Interest expense, net
Interest expense, net, was as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Interest expense	$23,401	$5,580	$6,146
Interest capitalized to property, plant and equipment, net	(391)	(326)	(360)
Interest expense, net	$23,010	$5,254	$5,786
Debt Maturities
The following is a schedule of debt repayments as of December 31, 2024:

(in thousands)	2026 Notes	2030 Notes	Equipment Notes
Year ending December 31,
2025	$—	$—	$2,098
2026	67,699	—	539
2027	—	—	—
2028	—	—	—
2029	—	—	—
Thereafter	—	862,793	—
Total minimum payments	$67,699	$862,793	$2,637
As of December 31, 2024, none of the agreements governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for corporate office space, warehouses, vehicles and equipment used in its operations, with lease terms ranging from one month to approximately eight years. The majority of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to five years. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of December 31, 2024, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No ROU asset impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, the Company’s largest lease was for its corporate office space, which commenced in the second quarter of 2023. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the election of the Company. The current annual base rent payment is $1.3 million, which is subject to an annual escalator in the future.
Total lease cost included the following components:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in thousands)		2024	2023	2022
Operating lease cost	Primarily Selling, general and administrative	$1,916	$1,328	$424
Finance lease cost
Amortization of right-of-use assets	Depreciation, depletion and amortization	268	246	339
Interest on lease liabilities	Interest expense, net	61	32	44
		329	278	383
Short-term lease cost	Primarily Cost of sales (excluding depreciation, depletion and amortization) (including related party)	3,163	2,134	1,509
		$5,408	$3,740	$2,316

Information related to lease terms and discount rates was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	5.7 years	6.6 years
Finance leases	2.2 years	4.4 years
Weighted-average discount rate:
Operating leases	6.9%	6.9%
Finance leases	6.6%	6.0%
As of December 31, 2024, the maturities of the Company’s operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
Period:
2025	$1,491	$547
2026	1,380	79
2027	1,370	60
2028	1,403	42
2029	1,436	42
Thereafter	1,227	28
Total lease payments	8,307	798
Less: Imputed interest	(1,443)	(63)
Total	$6,864	$735
Supplemental disclosure for the Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Consolidated Balance Sheets	December 31,
(in thousands)		2024	2023
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$8,680	$10,065

Operating lease liability, current	Other current liabilities	$1,066	$959
Operating lease liability, non-current	Operating lease liabilities	5,798	6,829
Total operating lease liabilities		$6,864	$7,788

Finance leases:
Right-of-use assets	Other non-current assets	$905	$591

Finance lease liability, current	Other current liabilities	$517	$195
Finance lease liability, non-current	Other non-current liabilities	218	388
Total finance lease liabilities		$735	$583

NOTE 12—INCOME TAXES
Income tax benefit (expense) consisted of the following:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$148	$(178)	$(24,382)
State	—	(135)	(9,977)
Total current	148	(313)	(34,359)
Deferred:
Federal	21,883	(11,334)	(19,236)
State	5,892	2,879	1,447
Total deferred	27,775	(8,455)	(17,789)
Total income tax benefit (expense)	$27,923	$(8,768)	$(52,148)
Income (loss) before income taxes, by tax jurisdiction, was as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
United States	$(93,347)	$33,075	$341,152
Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following:

	For the year ended December 31,
	2024		2023		2022
(in thousands, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Computed income tax benefit (expense) at the statutory rate	21.0%	$19,603	21.0%	$(6,946)	21.0%	$(71,642)
Changes resulting from:
State and local income taxes, net of federal benefits(1)	1.8%	1,700	2.6%	(867)	3.3%	(11,395)
Limitation on officers’ compensation	(1.9)%	(1,815)	11.0%	(3,640)	2.3%	(8,067)
Percentage depletion in excess of basis	3.5%	3,284	—%	—	(4.5)%	15,248
Foreign-derived intangible income	—%	—	—%	—	(4.0)%	13,676
California Competes Tax Credit, net of federal detriment	1.9%	1,778	(11.3)%	3,753	(0.9)%	3,160
Excess tax benefits (expense) on stock-based compensation	(1.4)%	(1,312)	0.6%	(190)	(1.0)%	3,575
Valuation allowance	(0.1)%	(50)	4.1%	(1,360)	(0.8)%	2,845
Section 45X Advanced Manufacturing Production Credit	3.8%	3,543	(0.1)%	38	—%	—
Section 48C Qualifying Advanced Energy Project Credit	0.2%	148	—%	—	—%	—
State rate change	1.5%	1,354	(2.7)%	872	(0.1)%	308
Return-to-provision and other state adjustments	(0.2)%	(202)	0.5%	(155)	—%	162
Other, net	(0.2)%	(108)	0.8%	(273)	—%	(18)
Total effective tax rate and income tax benefit (expense)	29.9%	$27,923	26.5%	$(8,768)	15.3%	$(52,148)
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Asset retirement and environmental obligations	$6,442	$5,640
Net operating losses	70,593	25,107
Inventories	1,828	15,310
Research and experimental costs	988	960
Stock-based compensation	5,958	5,065
Organization costs	597	688
Lease liabilities	1,852	2,084
Credits	11,119	3,057
Capped call options	9,846	—
Deferred investment tax credit liability	5,805	—
Other	1,467	439
Gross deferred tax assets	116,495	58,350
Less: Valuation allowance	(1,756)	(1,706)
Net deferred tax assets	114,739	56,644

Deferred tax liabilities:
Property, plant and equipment	(103,133)	(83,834)
Prepaid expenses	(1,056)	(520)
ROU assets	(2,335)	(2,638)
Deferred revenue	—	(3,270)
Mineral rights	(92,533)	(97,127)
Other	(991)	(48)
Total deferred tax liabilities	(200,048)	(187,437)
Non-current deferred tax liabilities, net	$(85,309)	$(130,793)
In October 2021, the Company received notice from the State of California that it had been awarded a California Competes Tax Credit (“CCTC”) of $14.8 million that is available to be offset against the Company’s California state income tax liability over the next several years. The credit is allocated in varying amounts over a five-year period based on the Company’s ability to meet certain milestones related to California employees hired, the annual wage of these employees, and the capital investments made by the Company in California. Once the annual milestones are met, a credit amount is awarded. However, a portion of the credit could be “clawed back” if the milestones are not continually met for each of the three following years. For the years ended December 31, 2024, 2023, and 2022, it was determined that the Company had met the relevant annual milestones for the CCTC and as a result, the Company recorded a credit of $2.3 million, $4.8 million, and $4.0 million, respectively, which, for the 2023 and 2022 tax years, resulted in an income tax benefit and a reduction to the Company’s California state income tax payable. Of the total CCTC recorded, $4.5 million is carried forward to future tax years.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction on the Independence Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The 48C Credit is not eligible for direct pay (i.e., it is nonrefundable); however, it is transferable to an unrelated taxpayer at a negotiated rate.
As of December 31, 2024, the Company had placed into service certified projects and recognized a $27.8 million 48C Credit, of which $22.0 million was recorded to “Income taxes receivable” within the Company’s Consolidated Balance Sheets, representing the amount the Company expects to carry back to prior year tax liabilities. The Company recognized a deferred tax asset of $5.8 million representing the amount of credit carried forward to future tax years. The deferred tax asset is recorded directly to the deferred investment tax credit rather than through income tax expense. The current and noncurrent portions of the

48C Credit recognized are included in “Other current liabilities” and “Deferred investment tax credit,” respectively, within the Company’s Consolidated Balance Sheets. The $27.8 million will be recognized as a reduction to income tax expense on a straight-line basis over the estimated useful life of the associated long-lived assets.
During 2024, the Company recognized a deferred tax asset of $15.9 million and deferred tax liability of $4.0 million related to the Capped Call Options and the Debt Exchange, respectively. The net amount of $11.9 million was recorded directly to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets rather than through income tax expense.
As of December 31, 2024 and 2023, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of $316.1 million and $119.6 million, respectively, and $60.4 million and zero, respectively, for state income tax purposes. The federal NOL may be carried forward indefinitely. Of the total state NOL, $60.1 million will expire in 2044, if unused, and $0.3 million may be carried forward indefinitely. As of December 31, 2024, the Company also had tax credit carryforwards of $12.5 million, of which $4.5 million and $5.8 million will begin to expire in 2029 and 2044, respectively, if unused, and $2.2 million may be carried forward indefinitely. As of December 31, 2024, the Company considered the positive and negative evidence to determine the need for a valuation allowance to offset its deferred tax assets and has concluded that it is more likely than not that, with the exception of certain deferred tax assets related to California Alternative Minimum Tax credits, its deferred tax assets will be realized through future taxable temporary differences, principally resulting from the deferred tax liability recorded from the acquisition of Secure Natural Resources LLC in the 2020 tax year.
The Company has evaluated its tax positions for the years ended December 31, 2024, 2023 and 2022, and determined that there were no uncertain tax positions requiring recognition in the Consolidated Financial Statements. The tax years from 2021 onward remain open to examination by the taxing jurisdictions to which the Company is subject.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, provides several tax incentives to promote clean energy adoption for tax years beginning after December 31, 2022. Specifically, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. For more information on the 45X Credit, see Note 15, “Government Grants.”
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
401(k) Plan: The Company maintains a qualified defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers all eligible employees (the “MP 401(k) Plan”). Under the MP 401(k) Plan, eligible employees may contribute up to 90% of their annual compensation, subject to the Internal Revenue Service annual contribution limits. The Company makes a discretionary matching contribution, where applicable, of 100% of employees’ elective salary deferrals, up to a maximum of 4% of eligible employee compensation. For the years ended December 31, 2024, 2023, and 2022, the Company recognized contribution expense of $3.1 million, $2.0 million, and $0.9 million, respectively.

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Materials Segment
Rare earth concentrate	$144,363	$252,468	$517,267
NdPr oxide and metal	57,762	695	—
Other revenue	1,730	282	10,243
Total revenue	$203,855	$253,445	$527,510
Rare earth concentrate revenue is primarily generated from sales to Shenghe under the amended and restated offtake agreement for sales between January 2022 and February 2022, the 2022 Offtake Agreement for sales between March 2022 to December 2023, or the 2024 Offtake Agreement starting in January 2024 (as such terms are defined in Note 19, “Related-Party Transactions”). The sales price of rare earth concentrate sold to Shenghe under the applicable agreements is based on a preliminary market price per MT and estimated exchange rate between the Chinese yuan and the U.S. dollar, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from sales made primarily under the Company’s distribution agreement with Sumitomo Corporation of Americas.
Other revenue was generated primarily from sales of other refined products, including lanthanum and cerium. Additionally, other revenue for the year ended December 31, 2022, included sales to Shenghe of certain stockpiles of rare earth fluoride.
Contract Balances: Pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million in April 2024 and an additional $50.0 million in December 2024 for magnetic precursor products. As of December 31, 2024, the Company had not yet satisfied any performance obligations, which pertain to the production of NdPr metal, related to the prepayments received from GM.
As of December 31, 2024, the Company classified $56.9 million of the $100.0 million prepayment as current deferred revenue and the remaining $43.1 million as non-current deferred revenue in its Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied. The Company currently estimates that the performance obligations associated with the current deferred revenue will be satisfied within 12 months after December 31, 2024, and between approximately 13 months and 21 months after the same date for the non-current deferred revenue. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon the timing of the production ramp of NdPr metal at the Independence Facility. There were no other deferred revenue balances as of both December 31, 2024 and 2023.
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
During the years ended December 31, 2024 and 2022, the Company received $0.1 million, which was the final reimbursement expected under the TIA, and $5.1 million, respectively, in reimbursements from the DOD. The funds received reduced the carrying amount of certain fixed assets associated with the Company’s Stage II optimization project, which were included in machinery and equipment as of December 31, 2024. There were no reimbursements received for the year ended December 31, 2023.
In February 2022, the Company was awarded a $35.0 million contract by the DOD’s Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the

“HREE Facility”) (the “HREE Production Project Agreement”). The Company must utilize the funds to acquire property and equipment that will contribute to commercial-scale production of separated HREE at Mountain Pass. The Company will be paid fixed amounts upon the completion of certain project milestones. In exchange for these funds, the DOD will have certain rights to technical data following the completion of the project. The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the year ended December 31, 2023, the Company received $2.8 million from the DOD under the HREE Production Project Agreement, which reduced the carrying amount of assets under construction. No such funds were received from the DOD during the year ended December 31, 2024.
Income-Based Grants: As mentioned in Note 12, “Income Taxes,” in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components for tax years beginning after December 31, 2022. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In October 2024, the Internal Revenue Service released final regulations on the 45X Credit which, among other things, added direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials, to the definition of “production costs incurred,” which were previously excluded from the definition under the proposed regulations released in December 2023. The impact of the new guidance, including a cumulative adjustment to reflect the inclusion of direct and indirect costs on previous sales, was accounted for in the fourth quarter of 2024.
For corporate taxpayers, the 45X Credit is eligible for the direct pay election, which allows a refund of the credit in excess of tax liability. The Company made this election on its 2023 tax return, and such election is binding, unless revoked, for five years (i.e., through 2027). Accordingly, the Company determined that the 45X Credit is not within the scope of ASC 740, and instead, should be accounted for as an income-based grant. As such, during the period that the 45X Credit is refundable, the Company will recognize such credit as a reduction to various operating expenses, as presented in the table below, depending on the location of the corresponding expense, in the period the critical mineral is sold to a customer.
As of December 31, 2024, the government grant receivable balance related primarily to cost of sales for tax purposes of critical minerals, specifically NdPr oxide and metal (of which, NdPr oxide is a constituent element), in 2024, which the Company estimates it will claim on its 2024 federal tax return. The government grant receivable balance as of December 31, 2023, and the deferred government grant balance as of December 31, 2024 and 2023, related primarily to the inclusion of tax depreciation on assets that support production of critical minerals, including the Company’s Stage II circuits that were placed into service during 2023 and qualify for bonus tax depreciation treatment. The deferred government grant associated with tax depreciation in 2023 will be recognized as a reduction of depreciation expense on a straight-line basis over the remaining estimated useful life of the underlying long-lived assets, which is approximately 11 years. During the third quarter of 2024, the Company received $19.4 million related to the 45X Credit claimed on its 2023 federal tax return. The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.0 million and $1.7 million as of December 31, 2024 and 2023, respectively.
The benefits (reduction of expenses) recognized in the Company’s Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$12,199	$42	$—
Selling, general and administrative	$2,757	$—	$—
Depreciation, depletion and amortization	$1,916	$141	$—
NOTE 16—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
During the year ended December 31, 2024, the Company repurchased 15.2 million shares of its common stock at an aggregate cost of $225.1 million. Of the number of shares repurchased during the year ended December 31, 2024, 12.3 million were repurchased in March 2024 contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions.
As of December 31, 2024, $375.0 million was available for additional share repurchases under the Program.
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into the Capped Call Options with the Counterparties, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $15.9 million. See Note 10, “Debt Obligations,” for additional information.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of December 31, 2024, the Company has not issued any stock options or SARs.
Pursuant to the 2020 Incentive Plan, 9,653,671 shares of common stock were initially available for issuance. The number of shares of common stock available under the 2020 Incentive Plan may be increased annually on the first day of each calendar year, beginning with the year ended December 31, 2021, and continuing until (and including) the year ending December 31, 2030, with such annual increase equal to the lesser of (i) 2% of the number of shares of stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. The number of shares of common stock that remain available for future grants under the 2020 Incentive Plan shall be reduced by the sum of the aggregate number of shares of common stock that become subject to outstanding options, outstanding free-standing SARs, outstanding Stock Awards, and outstanding performance awards denominated in shares of common stock, other than substitute awards. As of December 31, 2024, there were 5,622,557 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In February 2023, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2023 Performance Share Plan”), pursuant to which, for the year ended December 31, 2023, the Company granted 62,709 of market-based performance stock units (“PSUs”) at target. Additionally, in January 2024, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted another performance share plan (the “2024 Performance Share Plan”), pursuant to which, for the year ended December 31, 2024, the Company granted 177,766 of market-based PSUs.
All PSUs granted cliff vest after a requisite performance and service period of three years. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.

The following table contains information on the Company’s performance awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2024	62,709	$50.40
Granted	177,766	$26.09
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2024	240,475	$32.43
As of December 31, 2024, the unamortized compensation cost not yet recognized related to performance awards totaled $4.1 million and the weighted-average period over which the costs are expected to be recognized was 1.7 years.
Stock Awards: The Company granted 737,835, 805,322 and 382,742 RSUs to employees during the years ended December 31, 2024, 2023, and 2022, respectively, which, with the exception of 130,956, 67,700 and 36,461 RSUs granted during the years ended December 31, 2024, 2023 and 2022, respectively, that vested immediately, vest ratably in equal installments over the requisite service period of 4 years.
Additionally, the Company granted 71,148, 48,177 and 23,975 RSUs to non-employee directors during the years ended December 31, 2024, 2023, and 2022, respectively, of which, 15,252, 10,691 and 6,881 vested immediately into tax-deferred stock units (“DSUs”) during the years ended December 31, 2024, 2023 and 2022, respectively. The remaining RSUs granted vest into DSUs upon the earlier of one year after the grant date and the next annual stockholder meeting. The DSUs are settled as shares of common stock of the Company upon the earlier of (i) June 15th of the fifth year after grant, (ii) a change in control of the Company, or (iii) the director’s separation from the Board, unless the director elects to defer settlement until retirement.
The grant date fair value of the Company’s Stock Awards is based on the closing stock price of the Company’s shares of common stock on the date of grant. The weighted-average grant date fair value of Stock Awards granted during the years ended December 31, 2024, 2023, and 2022 was $16.27, $24.13 and $38.52, respectively.
The following table contains information on the Company’s Stock Awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2024	2,175,721	$26.06
Granted	808,983	$16.27
Vested	(1,368,945)	$21.99
Forfeited	(96,830)	$23.18
Nonvested as of December 31, 2024	1,518,929	$24.71
As of December 31, 2024, the unamortized compensation cost not yet recognized related to Stock Awards totaled $13.2 million and the weighted-average period over which the costs are expected to be recognized was 1.7 years. The total fair value of Stock Awards that vested during the years ended December 31, 2024, 2023 and 2022, was $23.6 million, $20.7 million and $40.0 million, respectively.

The Company’s stock-based compensation and related income tax benefit were recorded as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Cost of sales (excluding depreciation, depletion and amortization)(including related party)	$3,311	$3,932	$2,853
Selling, general and administrative	19,074	20,508	28,554
Start-up costs	381	723	119
Advanced projects and development	417	73	254
Total stock-based compensation expense	$23,183	$25,236	$31,780

Stock-based compensation capitalized to property, plant and equipment, net	$1,573	$1,868	$1,286
Income tax benefit for stock-based compensation arrangements	$4,454	$—	$4,256
NOTE 17—FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,442	$282,442	$282,442	$—	$—
Short-term investments	$568,426	$568,426	$568,426	$—	$—
Restricted cash	$1,161	$1,161	$1,161	$—	$—
Financial liabilities:
2026 Notes	$67,259	$63,528	$63,528	$—	$—
2030 Notes	$841,470	$902,395	$902,395	$—	$—
Equipment notes	$2,637	$2,596	$—	$2,596	$—

	December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$263,351	$263,351	$263,351	$—	$—
Short-term investments	$734,493	$734,493	$734,493	$—	$—
Restricted cash	$1,637	$1,637	$1,637	$—	$—
Financial liabilities:
2026 Notes	$681,980	$619,496	$619,496	$—	$—
Equipment notes	$4,743	$4,628	$—	$4,628	$—
NOTE 18—EARNINGS (LOSS) PER SHARE
Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per share:

	For the year ended December 31,
	2024	2023	2022
Weighted-average shares outstanding, basic	166,840,611	177,181,661	176,519,203
Assumed conversion of 2026 Notes	3,042,029	—	15,584,409
Assumed conversion of restricted stock	—	609,326	921,772
Assumed conversion of RSUs	—	361,225	427,703
Weighted-average shares outstanding, diluted	169,882,640	178,152,212	193,453,087

The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings or loss per share because to do so would have been antidilutive:

	For the year ended December 31,
	2024	2023	2022
2026 Notes	—	15,584,409	—
2030 Notes	39,683,215	—	—
RSUs	1,518,929	3,184	24,442
Total	41,202,144	15,587,593	24,442
The following table presents the calculation of basic and diluted earnings or loss per share for the Company’s common stock:

	For the year ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Calculation of basic earnings (loss) per share:
Net income (loss)	$(65,424)	$24,307	$289,004
Weighted-average shares outstanding, basic	166,840,611	177,181,661	176,519,203
Basic earnings (loss) per share:	$(0.39)	$0.14	$1.64

Calculation of diluted earnings (loss) per share:
Net income (loss)	$(65,424)	$24,307	$289,004
Interest expense, net of tax(1):
2026 Notes(2)	743	—	4,441
Gain on early extinguishment of debt(1)(2)(3)	(32,426)	—	—
Diluted income (loss)	$(97,107)	$24,307	$293,445
Weighted-average shares outstanding, diluted	169,882,640	178,152,212	193,453,087
Diluted earnings (loss) per share	$(0.57)	$0.14	$1.52
(1)The years ended December 31, 2024 and 2022, were tax-effected at a rate of 29.9% and 15.3%, respectively.
(2)The 2026 Notes were antidilutive for the year ended December 31, 2023. Convertible debt becomes antidilutive whenever the combined impact of interest expense and any gains or losses recognized on actual settlements of convertible debt (net of tax) per common share obtainable upon conversion exceeds basic earnings or loss per share.
(3)For the reason described below, the 2026 Notes were not considered potentially dilutive for any period after the Company’s irrevocable election regarding settlement. As such, amount pertains only to the 2026 Notes that were repurchased in March 2024 (prior to the settlement election).
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of December 31, 2024.
As discussed in Note 10, “Debt Obligations,” in March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings or loss per share. The amount of the 2026 Notes settled in shares of common stock will have a dilutive impact on diluted earnings or loss per share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially approximately $44.28 per share of common stock.
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
Pursuant to the 2022 Offtake Agreement, and subject to certain exclusions, Shenghe was obligated to purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe may be required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may sell all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. Under the 2022 Offtake Agreement, Shenghe was paid a variable commission on net proceeds to the Company. For a discussion on sales price, see Note 14, “Revenue Recognition.”
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
Tolling Agreement with VREX Holdco: In October 2023, the Company entered into a tolling agreement with VREX Holdco (the “Tolling Agreement”), which has an initial term of three years with options to be renewed for additional three-year terms. Pursuant to the Tolling Agreement, the Company delivered NdPr oxide to VREX Holdco, which VREX Holdco then caused VREX to process into NdPr metal for delivery to the Company’s customers globally in exchange for a processing fee per unit of rare earth metal produced paid to VREX Holdco. The Company maintained title to the products and directly entered into sales agreements for the produced NdPr metal.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Rare earth concentrate	$143,586	$242,516	$487,006
NdPr oxide and metal	$14,452	$—	$—
Other revenue(1)	$—	$—	$9,740
Cost of sales (excluding depreciation, depletion and amortization)	$109,549	$89,260	$88,681
(1)Represents sales agreements with Shenghe for non-concentrate products, including certain stockpiles of rare earth fluoride.
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process as well as other materials from Shenghe in the ordinary course of business. Total purchases for the years ended December 31, 2024, 2023 and 2022, were $4.8 million, $8.3 million and $18.5 million, respectively.
Accounts Receivable: As of December 31, 2024 and 2023, $14.9 million and $9.2 million, respectively, of the accounts receivable as stated within the Company’s Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
Aircraft Lease and Time Sharing Agreement: On November 13, 2024, the Company entered into an aircraft operating lease agreement effective as of January 1, 2025, with an entity affiliated with James H. Litinsky, the Company’s Chairman and Chief Executive Officer, providing for the lease of an aircraft (the “Aircraft Lease”). The rent payable by the Company under the Aircraft Lease is $0.5 million per year.
In addition, on November 13, 2024, the Company entered into a time sharing agreement effective as of January 1, 2025, with Mr. Litinsky, pursuant to which he may lease the aircraft from the Company for limited personal use (“Time Sharing Agreement”). For flights taken under the Time Sharing Agreement, Mr. Litinsky will pay for the actual expenses of such flights as listed in the Time Sharing Agreement, but not to exceed the maximum amount permitted under the Federal Aviation Administration rules.
In connection with the Company’s use of the aircraft, the Company contracted with a third party and will pay for certain fixed and variable expenses associated with the Company’s use of the aircraft.

NOTE 20—SEGMENT REPORTING
Pursuant to ASC 280, operating segments are defined as components of an enterprise engaged in business activities from which it may recognize revenues and incur expenses, about which discrete financial information is available and evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer and Chief Operating Officer, collectively, have been identified as the Company’s CODM.
During the fourth quarter of 2024, the Company modified its segment structure largely as a result of initial production of magnetic precursor products. Beginning with the fourth quarter of 2024, the Company’s reportable segments, which are primarily based on the Company’s internal organizational structure and types of products, are its two operating segments—Materials and Magnetics (no operating segments have been aggregated). In conjunction with this change, prior period amounts have been recast to conform to this new segment reporting structure.
The Materials segment operates the Mountain Pass Rare Earth Mine and Processing Facility located near Mountain Pass, San Bernardino County, California, which produces refined rare earth products as well as rare earth concentrate and related products. The Materials segment primarily generates revenue from sales of rare earth concentrate, primarily sold for further distribution to a single, principal customer in China, and sales of NdPr oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. Refer to the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” and Note 19, “Related-Party Transactions,” for information about the Company’s principal customer.
The Magnetics segment operates the Independence Facility located in Fort Worth, Texas, where the Company began production of magnetic precursor products in December 2024 and anticipates manufacturing NdFeB permanent magnets by the end of 2025. The Company expects that the Magnetics segment will begin generating revenue from sales of magnetic precursor products, specifically NdPr metal, to a single customer in the U.S. in the first quarter of 2025.
The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. This measure enables the CODM to evaluate operational efficiency and segment performance by comparing current results to historical data, while also monitoring variances between actual results and forecasts to inform decisions on capital, personnel and other resource allocations across segments. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated income or loss before income taxes for the years ended December 31, 2024, 2023 and 2022, is included in the tables below.
Certain costs are incurred at the corporate level and are partially allocated to the Company’s segments. These costs generally include shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is based on a combination of metrics deemed to best represent the expected benefit received by the operating segment. The remaining unallocated corporate costs, as well as costs related to executive compensation, investor relations and other corporate costs, are reported within Corporate expenses and other as a reconciling item to our consolidated results. Our allocation methodology is periodically evaluated and may change. The accounting policies for our operating segments are the same as those described in Note 2, “Significant Accounting Policies.”
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments. The Company does not have any material long-lived assets located outside of the U.S. For all of the periods presented below, (i) the Company’s revenues were derived from U.S.-domiciled operations, and (ii) the Company did not have any intersegment revenues.

The following tables present the Company’s reportable segment information:

	For the year ended December 31, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$203,855	$—	$203,855
Total consolidated revenues			$203,855
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	188,894	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	27,655	8,441
Other segment items(3)	1,454	3,783
Segment Adjusted EBITDA	$(14,148)	$(12,224)	(26,372)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(23,796)
Depreciation, depletion and amortization			(78,057)
Interest expense, net			(23,010)
Stock-based compensation expense			(23,183)
Initial start-up costs			(5,303)
Transaction-related and other costs			(8,367)
Accretion of asset retirement and environmental obligations			(929)
Loss on environmental obligation			(1,998)
Loss on disposals of long-lived assets, net			(1,421)
Gain on early extinguishment of debt			52,911
Other income, net			46,178
Loss before income taxes			$(93,347)

Segment capital expenditures	$106,677	$79,741	$186,418
Total capital expenditures for the year ended December 31, 2024			$186,418
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $3.3 million for the year ended December 31, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in Corporate expenses and other in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2024, was $19.1 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)Principally relates to expenses included in “Advanced projects and development” within the Company’s Consolidated Statements of Operations.
(4)Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated loss before income taxes.

	For the year ended December 31, 2023
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$253,445	$—	$253,445
Total consolidated revenues			$253,445
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	88,656	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	32,164	3,925
Other segment items(3)	2,233	2,597
Segment Adjusted EBITDA	$130,392	$(6,522)	123,870

Reconciling items to consolidated income before income taxes
Corporate expenses and other(4)			(21,368)
Depreciation, depletion and amortization			(55,709)
Interest expense, net			(5,254)
Stock-based compensation expense			(25,236)
Initial start-up costs			(20,607)
Transaction-related and other costs			(11,435)
Accretion of asset retirement and environmental obligations			(908)
Loss on disposals of long-lived assets, net			(6,326)
Other income, net			56,048
Income before income taxes			$33,075

Segment capital expenditures	$164,287	$95,463	$259,750
Other capital expenditures(5)			2,147
Total capital expenditures for the year ended December 31, 2023			$261,897
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $3.9 million for the year ended December 31, 2023. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2023, was $20.5 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)Principally relates to expenses included in “Advanced projects and development” within the Company’s Consolidated Statements of Operations.
(4)Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes.
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

	For the year ended December 31, 2022
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$527,510	$—	$527,510
Total consolidated revenues			$527,510
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	89,100	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	29,039	1,645
Other segment items(3)	1,598	1,039
Segment Adjusted EBITDA	$407,773	$(2,684)	405,089

Reconciling items to consolidated income before income taxes
Corporate expenses and other(4)			(16,458)
Depreciation, depletion and amortization			(18,356)
Interest expense, net			(5,786)
Stock-based compensation expense			(31,780)
Initial start-up costs			(7,432)
Transaction-related and other costs			(1,784)
Accretion of asset retirement and environmental obligations			(1,477)
Loss on disposals of long-lived assets, net			(391)
Other income, net			19,527
Income before income taxes			$341,152

Segment capital expenditures	$255,829	$69,297	$325,126
Other capital expenditures(5)			1,469
Total capital expenditures for the year ended December 31, 2022			$326,595
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.9 million for the year ended December 31, 2022. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2022, was $28.6 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)Principally relates to expenses included in “Advanced projects and development” within the Company’s Consolidated Statements of Operations.
(4)Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes.
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$12,127	$2,059	$2,096
Cash payments related to income taxes, net - federal(1)	$—	$22,170	$3,939
Cash payments (refunds) related to income taxes, net - state	$870	$(2,065)	$14,921
Change in construction payables and accrued construction costs	$(16,692)	$18,086	$34,569
Supplemental non-cash investing and financing activities:
Common stock issued to acquire intangible asset	$—	$8,963	$—
Common stock issued in exchange for financial advisory services	$3,737	$—	$—
Operating right-of-use assets obtained in exchange for lease liabilities	$36	$7,690	$168
Finance right-of-use assets obtained in exchange for lease liabilities	$647	$371	$42
Excise tax obligation related to repurchases of common stock	$1,979	$—	$—
Revenue recognized in exchange for debt principal reduction	$—	$—	$13,566
Increase (decrease) in estimates of asset retirement costs	$1,289	$—	$(10,395)
2026 Notes retired in Debt Exchange	$142,301	$—	$—
2030 Notes issued in Debt Exchange	$115,293	$—	$—
(1)The year ended December 31, 2024, excludes the receipt of $19.4 million related to the 45X Credit claimed on the Company’s 2023 federal tax return, as the 45X Credit is not within the scope of ASC 740. See Note 15, “Government Grants,” for additional information.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control— Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the fourth quarter of the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:
On December 16, 2024, the James Henry Litinsky Revocable Trust u/a/d October 19, 2011, of which James H. Litinsky, the Company’s founder, Chairman of the Board and Chief Executive Officer, is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,386,223 shares of the Company’s common stock, subject to certain conditions, from March 17, 2025, through August 11, 2025.
On December 12, 2024, Ryan Corbett, the Company’s Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement, which Mr. Corbett had entered into on February 26, 2024. On December 13, 2024, Mr. Corbett adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 75,000 shares of the Company’s common stock, subject to certain conditions, from March 14, 2025, through December 31, 2025.
Lease and Time Sharing Agreement
On November 13, 2024, MP Materials Corp. entered into an aircraft operating lease agreement effective as of January 1, 2025, with an entity affiliated with James H. Litinsky, the Company’s Chairman and Chief Executive Officer, providing for the lease of an aircraft (the “Lease”). The rent payable by MP Materials Corp. under the Aircraft Lease is $0.5 million per year.
In addition, on November 13, 2024, MP Materials Corp. entered into a time sharing agreement effective as of January 1, 2025, with Mr. Litinsky pursuant to which he may lease the aircraft from MP Materials Corp. for limited personal use (“Time Sharing Agreement”). For flights taken under the Time Sharing Agreement, Mr. Litinsky will pay for the actual expenses of such flight as listed in the Time Sharing Agreement, but not to exceed the maximum amount permitted under the FAA rules.
In connection with the Company’s use of the aircraft, the Company contracted with a third party and will pay for certain fixed and variable expenses associated with the Company’s use of the aircraft.
The above descriptions of the Lease and the Time Sharing Agreement are qualified in their entity by reference to those agreements, which are filed as Exhibits 10.22 and 10.23, respectively, to this Annual Report.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders (the “2025 Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is attached as Exhibit 19.1 to this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.

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

4.4
Indenture, dated as of March 7, 2024, by and between MP Materials Corp. and U.S. Bank National Association incorporated, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

4.5
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

Ex. No.	Description
10.6†
Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and James H. Litinsky (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.7†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Ryan Corbett (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.8†
Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Ryan Corbett (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.9†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Michael Rosenthal (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.10†
Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Michael Rosenthal (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.11†
Employment Agreement, dated November 18, 2021, effective as of January 1, 2022, between MP Materials Corp. and Elliot D. Hoops (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.12†
Amendment to Employment Agreement, dated January 10, 2024, between MP Materials Corp. and Elliot D. Hoops (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

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

10.15†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021).

10.16†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2021).

10.17†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement with Performance Conditions (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).

10.18+++
Offtake Agreement, dated as of March 4, 2022, between MP Mine Operations LLC and Shenghe Resources (Singapore) International Trading PTE LTD. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.19+++
Offtake Agreement between MP Mine Operations LLC, MP International Sales LLC and Shenghe Resources (Singapore) International Trading PTE. LTD. dated January 16, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.20†	MP Materials Corp. 2021 Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.21	Form of Capped Call Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

10.22*+++	Aircraft Operating Lease Agreement, dated November 13, 2024, effective as of January 1, 2025, by and between MP Materials Corp. and 2022 AR545 Statutory Trust.

10.23*+++	Time-Sharing Agreement, dated November 13, 2024, effective as of January 1, 2025, by and between MP Materials Corp. and James H. Litinsky.

Ex. No.	Description
19.1	MP Materials Corp. Insider Trading Policy (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of SRK Consulting (U.S.), Inc.

23.3*	Consent of Adamas Intelligence Inc.

23.4*	Consent of SGS North America, Inc.

24.1*	Power of Attorney (included as part of signature page).

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

96.1*	Technical Report Summary of SRK Consulting (U.S.), Inc. prepared for MP Materials Corp. and issued effective as of October 1, 2024.

97.1†	MP Materials Corp. Compensation Recoupment Policy (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

+	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MP Materials Corp. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MP MATERIALS CORP.

Dated: February 28, 2025	By:	/s/ Ryan Corbett
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

Name	Title	Date

/s/ James H. Litinsky	Chief Executive Officer (principal executive officer), Chairman of the Board of Directors and Director	February 28, 2025
James H. Litinsky

/s/ Ryan Corbett	Chief Financial Officer (principal financial and accounting officer)	February 28, 2025
Ryan Corbett

/s/ Gen. Richard B. Myers	Director	February 28, 2025
Gen. Richard B. Myers

/s/ Andrew A. McKnight	Director	February 28, 2025
Andrew A. McKnight

/s/ Arnold Donald	Director	February 28, 2025
Arnold Donald

/s/ Randall Weisenburger	Director	February 28, 2025
Randall Weisenburger

/s/ Maryanne R. Lavan	Director	February 28, 2025
Maryanne R. Lavan

/s/ Connie K. Duckworth	Director	February 28, 2025
Connie K. Duckworth