Form 10-Q
period 2025-03-31
MP Materials Corp. / DE
filed 2025-05-09
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2025, the number of shares of the registrant’s common stock outstanding was 163,456,298.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•changes in trade policy in the United States, China or other countries, including the implementation of new tariffs, and the material adverse impact on the Company’s business and results of operations as a result of these changes in trade policy;
•the increased importance of markets outside of China and the Company’s ability to sell additional rare earth products in these markets;
•uncertainties relating to our commercial arrangements with Shenghe Resources (Singapore) International Trading Pte. Ltd., (“Shenghe”) an affiliate of Shenghe Resources Holding Co., Ltd., a global rare earth company listed on the Shanghai Stock Exchange, including relating to our recent decision to cease shipments of rare earth concentrate to China;
•uncertainties regarding our ability to resume shipments to, or renew our offtake agreement with, Shenghe;
•the heightened significance of, in the context of our cessation of shipments to China, the development of our downstream operations, including ramping our separation capabilities, and our ability to vertically integrate our value chain;
•recent and future volatility in the trading price of our common stock;
•fluctuations and uncertainties related to demand for and pricing of rare earth products;
•uncertainties regarding the growth of existing and emerging uses for rare earth products and the Company’s ability to compete with substitutions for such products;
•the intense competition within the rare earth mining and processing and magnetics industries;
•potential changes in China’s political environment and policies;
•uncertainties relating to significant political, trade, and regulatory developments;
•unanticipated costs or delays associated with the ramp-up of our production of separated rare earth products;
•unanticipated costs or delays associated with our Independence Facility or other future magnetics facilities;
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
ii

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
•risks associated with the terms of our convertible debt securities and related options or other hedging arrangements;
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S dollars in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$198,343	$282,442
Short-term investments	560,814	568,426
Total cash, cash equivalents and short-term investments	759,157	850,868
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	69,719	18,874
Inventories	133,084	107,905
Income taxes receivable	23,805	23,672
Government grant receivable	19,205	19,799
Prepaid expenses and other current assets	17,903	10,204
Total current assets	1,022,873	1,031,322
Non-current assets
Property, plant and equipment, net	1,278,830	1,251,496
Operating lease right-of-use assets	9,629	8,680
Inventories	20,338	19,031
Intangible assets, net	7,071	7,370
Other non-current assets	29,383	15,659
Total non-current assets	1,345,251	1,302,236
Total assets	$2,368,124	$2,333,558
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$20,867	$23,562
Accrued liabilities	69,141	64,727
Current portion of long-term debt	67,346	—
Deferred revenue	75,335	56,880
Other current liabilities	15,518	18,850
Total current liabilities	248,207	164,019
Non-current liabilities
Long-term debt, net of current portion	842,415	908,729
Deferred revenue	69,474	43,120
Operating lease liabilities	6,390	5,798
Deferred government grant	22,029	20,087
Deferred investment tax credit	25,178	25,502
Deferred income taxes	80,695	85,309
Other non-current liabilities	37,625	26,114
Total non-current liabilities	1,083,806	1,114,659
Total liabilities	1,332,013	1,278,678
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,695,379 and 178,445,570 shares issued, and 163,445,597 and 163,195,788 shares outstanding, as of March 31, 2025, and December 31, 2024, respectively)	18	18
Additional paid-in capital	965,487	961,434
Retained earnings	297,654	320,302
Accumulated other comprehensive income (loss)	(1)	173
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,036,111	1,054,880
Total liabilities and stockholders’ equity	$2,368,124	$2,333,558
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands, except share and per share data)	2025	2024
Revenue (including related party)	$60,810	$48,684
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	48,831	35,594
Selling, general and administrative	24,166	21,267
Depreciation, depletion and amortization	21,384	18,385
Start-up costs	976	1,287
Advanced projects and development	474	4,206
Other operating costs and expenses (income), net	(243)	377
Total operating costs and expenses	95,588	81,116
Operating loss	(34,778)	(32,432)
Interest expense, net	(7,615)	(2,857)
Gain on early extinguishment of debt	—	46,265
Other income, net	15,218	12,657
Income (loss) before income taxes	(27,175)	23,633
Income tax benefit (expense)	4,527	(7,144)
Net income (loss)	$(22,648)	$16,489

Earnings (loss) per share:
Basic	$(0.14)	$0.09
Diluted	$(0.14)	$(0.08)

Weighted-average shares outstanding:
Basic	163,764,345	174,556,850
Diluted	163,764,345	186,791,826
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands)	2025	2024
Net income (loss)	$(22,648)	$16,489
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities	(174)	(275)
Total comprehensive income (loss)	$(22,822)	$16,214
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended March 31, 2025 and 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Stock-based compensation	—	—	433,759	—	7,695	—	—	—	7,695
Shares used to settle payroll tax withholding	—	—	(183,950)	—	(3,642)	—	—	—	(3,642)
Net loss	—	—	—	—	—	(22,648)	—	—	(22,648)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(174)	—	(174)
Balance as of March 31, 2025	—	$—	163,445,597	$18	$965,487	$297,654	$(1)	$(227,047)	$1,036,111

Balance as of January 1, 2024	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	234,763	1	7,802	—	—	—	7,803
Shares used to settle payroll tax withholding	—	—	(238,314)	—	(3,950)	—	—	—	(3,950)
Repurchases of common stock	—	—	(13,012,388)	—	—	—	—	(202,558)	(202,558)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Capped call options, net of tax	—	—	—	—	(49,271)	—	—	—	(49,271)
Net income	—	—	—	—	—	16,489	—	—	16,489
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(275)	—	(275)
Balance as of March 31, 2024	—	$—	165,307,107	$18	$938,209	$402,215	$(130)	$(202,558)	$1,137,754
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands)	2025	2024
Operating activities:
Net income (loss)	$(22,648)	$16,489
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	21,384	18,385
Accretion of discount on short-term investments	(5,691)	(8,493)
Gain on early extinguishment of debt	—	(46,265)
Stock-based compensation expense	7,353	7,467
Change in fair value of derivative instrument	(6,997)	—
Amortization of debt issuance costs	1,033	913
Lower of cost or net realizable value reserve	3,164	5,991
Deferred income taxes	(4,558)	7,144
Other	65	276
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(50,845)	(11,571)
Inventories	(31,103)	(20,943)
Government grant receivable	(6,364)	(1,617)
Prepaid expenses, other current and non-current assets	(7,100)	(3,243)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(1,786)	(7,633)
Deferred revenue	44,809	—
Deferred government grant	2,723	1,489
Other current and non-current liabilities	(6,637)	485
Net cash used in operating activities	(63,198)	(41,126)
Investing activities:
Additions to property, plant and equipment	(30,467)	(51,838)
Purchases of short-term investments	(364,680)	(390,608)
Proceeds from sales of short-term investments	23,164	22,954
Proceeds from maturities of short-term investments	354,613	460,110
Proceeds from sale of property, plant and equipment	1,666	—
Proceeds from government awards used for construction	—	96
Net cash provided by (used in) investing activities	(15,704)	40,714
Financing activities:
Proceeds from issuance of long-term debt	—	747,500
Payment of debt issuance costs	—	(15,125)
Payments to retire long-term debt	—	(428,599)
Purchase of capped call options	—	(65,332)
Repurchases of common stock	—	(200,764)
Principal payments on debt obligations and finance leases	(1,361)	(811)
Tax withholding on stock-based awards	(3,642)	(3,949)
Net cash provided by (used in) financing activities	(5,003)	32,920
Net change in cash, cash equivalents and restricted cash	(83,905)	32,508
Cash, cash equivalents and restricted cash beginning balance	283,603	264,988
Cash, cash equivalents and restricted cash ending balance	$199,698	$297,496

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$198,343	$296,468
Restricted cash, current	815	692
Restricted cash, non-current	540	336
Total cash, cash equivalents and restricted cash	$199,698	$297,496
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. The Company is also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Independence Facility”), where the Company produces and sells magnetic precursor products and anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 20, “Segment Reporting,” for additional information.
The Company produces refined rare earth oxides and related products as well as rare earth concentrate products. The rare earth concentrate is principally sold pursuant to the Offtake Agreement to Shenghe (as such terms are defined in Note 19, “Related-Party Transactions”), a related party of the Company, that, in turn, typically sells that product to refiners in China. The Company also produces and generates revenue from the sale of separated rare earth products, including neodymium-praseodymium (“NdPr”) oxide. Additionally, the Company has a long-term agreement with General Motors Company (NYSE: GM) (“GM”) to supply U.S.-sourced and manufactured rare earth materials and finished magnets used in electric motors.
The cash flows and profitability of the Company’s operations are significantly affected by the market price of rare earth products, which are generally also impacted by taxes and tariffs. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a primary focus in the Asian market due to the refining, metallization, and magnet manufacturing capabilities of the region. See the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” for additional information. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications.
Basis of Presentation: The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission and are presented in U.S. dollars. Accordingly, since they are interim statements, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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

As of March 31, 2025, Shenghe was the principal customer of the Materials segment and accounted for more than 60% of the Company’s consolidated revenue for the three months ended March 31, 2025, the vast majority of which related to sales of concentrate, versus more than 80% of the Company’s consolidated revenue for the three months ended March 31, 2024 (see Note 19, “Related-Party Transactions,” for additional information).
Rare earth concentrate is not quoted on any major commodities market or exchange and demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth oxide (“REO”) primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of or slower growth in the demand for rare earth products. Furthermore, while revenue is generated in the U.S., Shenghe conducts its primary operations in China and may transport and sell products in the Chinese market. Therefore, the Company’s revenue is affected by Shenghe’s ultimate realized prices in China, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar.
In addition, the economic conflict between China and the U.S., marked by recent escalations in trade disputes and the imposition of additional tariffs, has had, and is expected, at least in the near-term, to continue to have, a material negative impact on the Company’s business, revenues, and cash flows. These developments introduce uncertainty regarding potential impacts on the Company’s direct exports, supplier pricing, and the possibility of reciprocal or retaliatory tariffs from other affected countries. Broader trade policies and ongoing political tensions may also reduce trade volumes between major international economies, leading to disruptions in supply chains and financial market instability.
Because the Company’s revenue is derived from the sale of rare earth products, shifts in the market price of these products, including the levying of taxes, tariffs, or other fees, are expected to have a significant negative effect on the Company’s results of operations and cash flows, particularly in its Materials segment. As a result of the item discussed in Note 22, “Subsequent Events,” the Company’s rare earth concentrate revenues are expected to be materially lower through at least the second quarter of 2025 as the Company prioritizes further processing the concentrate into separated rare earth products or stockpiling the concentrate for future use.
Revenue Recognition: For certain product sales primarily within the Magnetics segment, the Company receives requests from customers to temporarily hold purchased products at the Company’s facilities. These products are sold under terms included in bill-and-hold arrangements that may result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture, which is the point in time control of the product transfers to the customer. See Note 14, “Revenue Recognition,” for additional information.
Performance-based Performance Stock Units: The Company recognizes the performance-based performance stock units’ (“performance-based PSUs”) grant-date fair value as compensation cost on a straight-line basis over the requisite service period if it is probable that a performance condition will be achieved. No compensation cost will be recognized for a performance condition that is not probable of being achieved. The Company will re-evaluate at the end of each reporting period whether or not a performance condition is probable of being achieved. If, based on this re-evaluation, the Company estimates an increase in overall compensation cost, then the Company will recognize a cumulative catch-up of compensation cost in the period of the re-evaluation. Alternatively, if the Company estimates a decrease in overall compensation cost, the Company will defer reversing compensation cost until achievement of the performance condition is estimated to be improbable. Previously recognized compensation costs related to forfeited awards will be reversed in the period the forfeiture actually occurs. See Note 16, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
Convertible Debt and Embedded Derivatives: The Company accounts for its convertible debt in accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815, “Derivatives and Hedging,” or the substantial premium model in ASC 470-20 applies. When it is determined that an embedded derivative is required to be bifurcated, the Company recognizes the bifurcated embedded derivative, measured at fair value, as a separate derivative asset or liability upon initial recognition and in subsequent periods at fair value with changes in fair value included in profit or loss each reporting period. As of March 31, 2025, the fair value of the redemption feature included in the portion of the 2030 Notes (as defined in Note 10, “Debt Obligations”) that were issued in December 2024 was $7.0 million and is included in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets. The fair value of the same feature as of December 31, 2024, was not material. Changes in the fair value each reporting period are included in “Other income, net” within the

Company’s unaudited Condensed Consolidated Statements of Operations. See Note 17, “Fair Value Measurements,” for additional information.
Recently Adopted Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07 on a retrospective basis as of December 31, 2024, for annual periods, and for interim periods beginning in 2025. See Note 20, “Segment Reporting,” for additional information.
Recently Issued Accounting Pronouncements: During the three months ended March 31, 2025, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effect of adopting ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures” and ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments” on its disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	March 31, 2025				December 31, 2024
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$12,994	$—	$—	$12,994	$1,889	$—	$—	$1,889
Cash equivalents:
Money market funds	26,537	—	—	26,537	164,477	—	—	164,477
U.S. Treasury securities	73,997	—	—	73,997	86,320	17	—	86,337
Commercial paper	78,078	1	(1)	78,078	29,731	8	—	29,739
Certificates of deposit	6,737	—	—	6,737	—	—	—	—
Total cash equivalents	185,349	1	(1)	185,349	280,528	25	—	280,553
Total cash and equivalents	198,343	1	(1)	198,343	282,417	25	—	282,442
Short-term investments:
U.S. agency securities	2,240	—	—	2,240	2,240	—	—	2,240
U.S. Treasury securities	548,474	32	(19)	548,487	544,410	222	(12)	544,620
Commercial paper	7,834	—	—	7,834	16,661	6	—	16,667
Certificates of deposit	2,253	—	—	2,253	4,897	2	—	4,899
Total short-term investments	560,801	32	(19)	560,814	568,208	230	(12)	568,426
Total cash, cash equivalents and short-term investments	$759,144	$33	$(20)	$759,157	$850,625	$255	$(12)	$850,868
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three months ended March 31, 2025 and 2024. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of March 31, 2025, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material.

The Company recognized the following income and expense amounts, all of which are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended March 31,
(in thousands)	2025	2024
Gross realized gains	$2	$2
Gross realized losses	$—	$6
Interest and investment income(1)	$8,565	$12,870
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of March 31, 2025, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $719.6 million.
Accrued interest receivable was $0.5 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively, and is included in “Prepaid expenses and other current assets” within the unaudited Condensed Consolidated Balance Sheets.
NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Raw materials and supplies, including spare parts	$58,328	$48,400
Mined ore stockpiles	31,248	31,142
Work in process	22,529	14,447
Finished goods	20,979	13,916
Total current inventories	133,084	107,905
Add: Non-current portion(1)	20,338	19,031
Total inventories	$153,422	$126,936
(1)Primarily represents stockpiled ore that is not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore amounts as of March 31, 2025 and December 31, 2024, were $12.7 million and $12.3 million, respectively.
As of March 31, 2025, the Company determined that a lower of cost or net realizable value reserve of $3.2 million was necessary on certain of the Company’s work in process and finished goods inventories. The reserve recorded as of March 31, 2024, was $6.0 million. The reserve was largely attributable to continued elevated carrying costs of the Company’s production of separated products given the current stage of ramping the midstream operations facilities to normalized production levels. Changes in the reserve are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Land and land improvements	$42,888	$42,789
Buildings and building improvements	99,111	96,961
Machinery and equipment	688,072	662,333
Assets under construction	219,555	202,544
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,488,021	1,443,022
Less: Accumulated depreciation and depletion	(209,191)	(191,526)
Property, plant and equipment, net	$1,278,830	$1,251,496
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $34.0 million and $56.6 million for the three months ended March 31, 2025 and 2024, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”). The capitalized expenditures for the three months ended March 31, 2025 and 2024, related primarily to machinery, equipment and assets under construction to support the Company’s Independence Facility, as well as various projects at Mountain Pass, including the separations facility for heavy rare earth elements.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Depreciation expense	$18,137	$14,900
Depletion expense	$2,880	$3,132
There were no property, plant and equipment impairments recognized for the three months ended March 31, 2025 and 2024.
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance, which is included in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets, was $8.8 million and $9.1 million, as of March 31, 2025, and December 31, 2024, respectively, and pertains to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. The Company determined that VREX Holdco is a variable interest entity, but that the Company is not the primary beneficiary. Consequently, the Company does not consolidate VREX Holdco, and instead, accounts for its investment in VREX Holdco under the equity method of accounting as it has the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
For the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.1 million of the Company’s share of VREX Holdco’s net loss, respectively, which was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, intra-entity profit or loss eliminations were immaterial.
In November 2024, VREX’s metal processing operations in Vietnam were paused. In February 2025, VREX Holdco, the Company, and Shenghe entered into an agreement whereby, subject to any required regulatory approvals, VREX Holdco would return to the Company the dollar amount of the Company’s initial investment, which was $9.7 million, in exchange for its 49% equity interest in VREX Holdco. As a result, as of March 31, 2025, the Company concluded that its equity method investment had not experienced an other-than-temporary decline in value since it expects to receive an amount at least equal to the carrying amount of the investment. No impairment charges were recorded during three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company was not utilizing VREX as a toll processor, and instead, has been using its other toll processors to convert its NdPr oxide into metal.

NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	March 31, 2025	December 31, 2024
(in thousands)
Intangible assets with definite lives:
Patent and intellectual property license	$8,963	$8,963
Less: Accumulated amortization	(1,892)	(1,593)
Intangible assets, net	$7,071	$7,370
Amortization expense related to amortizing intangible assets was $0.3 million for both the three months ended March 31, 2025 and 2024. No impairment charges were recorded during the three months ended March 31, 2025 and 2024.
NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of March 31, 2025, the Company estimated a significant portion of the cash outflows for major reclamation activities including the retirement of Mountain Pass will be incurred beginning in 2053.
As of March 31, 2025, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three months ended March 31, 2025 and 2024.
The balance as of both March 31, 2025, and December 31, 2024, included current portions of $0.2 million, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.5 million and $51.6 million as of March 31, 2025, and December 31, 2024, respectively.
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
As of March 31, 2025, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.78%. There were no significant changes in the estimated remaining costs for the three months ended March 31, 2025 and 2024.
The total estimated aggregate undiscounted cost of $39.2 million and $39.5 million as of March 31, 2025, and December 31, 2024, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The balances as of March 31, 2025, and December 31, 2024, both included current portions of $0.9 million, which are reported under “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The non-current portions are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of March 31, 2025, and December 31, 2024, the Company had financial assurance requirements of $45.4 million and $45.5 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.

NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Accrued payroll and related	$11,239	$17,370
Accrued construction costs	41,058	36,016
Accrued taxes(1)	3,671	4,039
Other accrued liabilities	13,173	7,302
Accrued liabilities	$69,141	$64,727
(1)The March 31, 2025, and December 31, 2024, balances both include excise tax liability of $2.0 million.
NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,699	$(353)	$67,346	$67,699	$(440)	$67,259
Convertible Notes due 2030	862,793	(20,378)	842,415	862,793	(21,323)	841,470
Total long-term debt	$930,492	$(20,731)	909,761	$930,492	$(21,763)	908,729
Less: Current portion			(67,346)			—
Total long-term debt, net of current portion			$842,415			$908,729
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
In March 2024, contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases in the first quarter of 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2025, the 2026 Notes are included in “Current portion of long-term debt” within the Company’s unaudited Condensed Consolidated Balance Sheets due to the 2026 Notes becoming convertible within one year.
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
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the Capped Call Options. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million.
The Company elected to integrate the Capped Call Options with those 2030 Notes issued in March 2024 for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $65.3 million gross cost of the purchased Capped Call Options will be deductible for income tax purposes as original discount interest over the term of the 2030 Notes.
Interest expense related to the Convertible Notes was as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Coupon interest	$6,513	$1,914
Amortization of debt issuance costs	1,033	913
Convertible Notes interest expense	$7,546	$2,827
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The remaining term of the 2026 Notes and the 2030 Notes were 1.0 year and 4.9 years, respectively, as of March 31, 2025.

As of March 31, 2025, and December 31, 2024, accrued and unpaid interest pertaining to the Convertible Notes was $2.2 million and $8.7 million, respectively, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Equipment Notes
The Company has financing agreements for the purchase of certain equipment, including trucks and loaders, graders, and various other machinery. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 years to 6 years and interest rates of between 4.5% and 7.4% per annum.
In December 2024, the Company entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which the Company may use only to finance agreed-upon equipment. During the three months ended March 31, 2025, the Company executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of March 31, 2025, the Company had $13.4 million of borrowings outstanding under the Uncommitted Credit Facility. The interest rates for the various borrowings, including existing and any potential future promissory notes executed under the Uncommitted Credit Facility, will approximate market rates at the time of borrowing and will be fixed for the duration of the respective advance. The purchase of the equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 21, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2025	December 31, 2024
(in thousands)
Equipment notes
Current	$3,518	$2,098
Non-current	11,390	539
	$14,908	$2,637
As of March 31, 2025, none of the agreements governing the Company’s indebtedness contain financial covenants.
NOTE 11—LEASES
The Company has operating and finance leases for corporate office space, warehouses, vehicles and equipment used in its operations. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of March 31, 2025, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No right-of-use asset impairment charges were recorded during the three months ended March 31, 2025 and 2024.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	March 31, 2025	December 31, 2024
(in thousands)
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$9,629	$8,680

Operating lease liability, current	Other current liabilities	$1,417	$1,066
Operating lease liability, non-current	Operating lease liabilities	6,390	5,798
Total operating lease liabilities		$7,807	$6,864

Finance leases:
Right-of-use assets	Other non-current assets	$837	$905

Finance lease liability, current	Other current liabilities	$341	$517
Finance lease liability, non-current	Other non-current liabilities	198	218
Total finance lease liabilities		$539	$735
NOTE 12—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 16.7% and 30.2% for the three months ended March 31, 2025 and 2024. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and future reversals of existing taxable temporary differences, are considered in assessing its ability to realize its net deferred tax assets. As of March 31, 2025, the Company provided a valuation allowance against certain state tax credits that it believes, based on the weight of available evidence, are not more likely than not to be realized.
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction on the Independence Facility. The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements and are placed in service after the date of the award. The 48C Credit is not eligible for direct pay (i.e., it is nonrefundable); however, it is transferable to an unrelated taxpayer at a negotiated rate. The current and noncurrent portions of the 48C Credit recognized are included in “Other current liabilities” and “Deferred investment tax credit,” respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets.
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

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the three months ended March 31,
(in thousands)	2025	2024
Revenue category by segment
Materials segment
Rare earth concentrate	$30,115	$40,076
NdPr oxide and metal	24,321	8,327
Other revenue	1,183	281
Total Materials segment revenue	55,619	48,684
Magnetics segment
Magnetic precursor products	5,191	—
Total revenue	$60,810	$48,684
Rare earth concentrate revenue was primarily generated from sales to Shenghe under the Offtake Agreement (as defined in Note 19, “Related-Party Transactions”). The sales price of rare earth concentrate sold to Shenghe is based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT and estimated exchange rate between the Chinese yuan and the U.S. dollar, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar. There were no tariffs that impacted the Company’s sales for the three months ended March 31, 2025 and 2024.
NdPr oxide and metal revenue was generated from individual sales agreements as well as sales made under the Company’s distribution agreement with Sumitomo Corporation of Americas.
Other revenue was generated primarily from sales of other refined products, including lanthanum carbonate and cerium chloride.
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM. During the three months ended March 31, 2025, the Company recognized $5.2 million of revenue under a bill-and-hold arrangement, under which control of the product transfers to the customer, but the product remains in the physical possession of the Company. The performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to GM. There were no bill-and-hold transactions during the three months ended March 31, 2024.
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
Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or has the unconditional right to receive consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations.

The following table summarizes the activity of the Company’s deferred revenue:

(in thousands)	For the three months ended March 31, 2025
Beginning balance(1)	$100,000
Additions to deferred revenue	50,000
Revenue recognized during the period(2)	(5,191)
Ending balance(1)	$144,809

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) All of the revenue recognized during the period was included in the beginning deferred revenue balance.
There was no deferred revenue activity recognized during the three months ended March 31, 2024.
Pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million in April 2025 and $100.0 million during the year ended December 31, 2024, for magnetic precursor products. The $50.0 million received in April 2025 was the final prepayment for magnetic precursor products under the long-term agreement with GM and was recorded as deferred revenue as of March 31, 2025, in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s unconditional right to the consideration as of March 31, 2025.
As of March 31, 2025, the Company classified $75.3 million of the $144.8 million total remaining prepayment as current deferred revenue and $69.5 million as non-current deferred revenue in its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied. The Company currently estimates that the performance obligations associated with the current deferred revenue will be satisfied within one year after March 31, 2025, and between approximately one and two years after the same date for the non-current deferred revenue. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon the timing of the production ramp of NdPr metal at the Independence Facility. There were no other deferred revenue balances as of both March 31, 2025 and December 31, 2024.
NOTE 15—GOVERNMENT GRANTS
Income-Based Grants: In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, promotes clean energy adoption by providing several tax incentives for the domestic production and sale of eligible components. Specifically, the 45X Credit provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. In October 2024, the Internal Revenue Service released final regulations on the 45X Credit, which among other things, added direct and indirect materials costs, including costs related to the extraction or acquisition of raw materials, to the definition of “production costs incurred,” which were previously excluded from the definition under the proposed regulations released in December 2023. The impact of the new guidance, including a cumulative adjustment to reflect the inclusion of direct and indirect costs on previous sales, was accounted for in the fourth quarter of 2024.
As of March 31, 2025, and December 31, 2024, the government grant receivable balance and deferred government grant within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit. The non-current portion of government grant receivable, which is included in “Other non-current assets,” was $7.0 million and zero as of March 31, 2025 and December 31, 2024, respectively. The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.3 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively.
The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$3,263	$469
Selling, general and administrative	$377	$—
Depreciation, depletion and amortization	$535	$455

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
During the three months ended March 31, 2024, the Company repurchased 13.0 million shares of its common stock at an aggregate cost of $200.8 million. Of the number of shares repurchased during the three months ended March 31, 2024, 12.3 million were repurchased in March 2024 contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions. No shares were repurchased during the three months ended March 31, 2025.
As of March 31, 2025, $375.0 million was available for additional share repurchases under the Program.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of March 31, 2025, the Company has not issued any stock options or SARs and there were 4,834,796 shares available for future grants under the 2020 Incentive Plan.
Performance-Based PSUs: In March 2025, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2025 Performance Share Plan”). Pursuant to the 2025 Performance Share Plan, during the three months ended March 31, 2025, the Company granted 235,533 of performance-based PSUs at target, all of which cliff vest after a requisite performance period of three years. The performance-based PSUs have a requisite service period of approximately three years and have the potential to be earned in 50% increments between 0% and 200% of the number of granted awards depending on the achievement of the performance conditions. The fair value of these performance-based PSUs was determined using the Company’s stock price on the grant date.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$2,034	$1,459
Selling, general and administrative	5,115	5,762
Start-up costs	204	114
Advanced projects and development	—	132
Total stock-based compensation expense	$7,353	$7,467

Stock-based compensation capitalized to property, plant and equipment, net	$1,279	$336
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
Derivative Instrument
The Company’s derivative instrument pertains to the redemption feature included in the portion of the 2030 Notes that were issued in December 2024. This instrument’s fair value is measured using a binomial lattice model, which utilizes observable inputs (e.g., the Company’s stock price) and unobservable inputs (e.g., the expected volatility and instrument specific discount rate) that cause the valuation measurements to be classified as Level 3. The significant unobservable inputs used in the determination of the fair value of instruments classified as Level 3 have an inherent measurement uncertainty that, if changed, could result in higher or lower fair value measurements of the derivative instrument as of the reporting date. The following assumptions were used within the model:

Valuation Assumptions:	March 31, 2025
Expected volatility	40.0%
Risk-free interest rate	4.0%
Discount rate	11.5%
Dividend yield	—%
Term to maturity	4.9 years
Stock price	$24.41
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$198,343	$198,343	$198,343	$—	$—
Short-term investments	$560,814	$560,814	$560,814	$—	$—
Restricted cash	$1,355	$1,355	$1,355	$—	$—
Derivative instrument	$6,997	$6,997	$—	$—	$6,997
Financial liabilities:
2026 Notes	$67,346	$66,292	$66,292	$—	$—
2030 Notes	$842,415	$1,189,679	$1,189,679	$—	$—
Equipment notes	$14,908	$14,850	$—	$14,850	$—

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,442	$282,442	$282,442	$—	$—
Short-term investments	$568,426	$568,426	$568,426	$—	$—
Restricted cash	$1,161	$1,161	$1,161	$—	$—
Financial liabilities:
2026 Notes	$67,259	$63,528	$63,528	$—	$—
2030 Notes	$841,470	$902,395	$902,395	$—	$—
Equipment notes	$2,637	$2,596	$—	$2,596	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

(in thousands)	Derivative Instrument
Balance as of January 1, 2025	$—
Included in earnings(1)	6,997
Balance as of March 31, 2025	$6,997
(1)The gain is included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per share:

	For the three months ended March 31,
	2025	2024
Weighted-average shares outstanding, basic	163,764,345	174,556,850
Assumed conversion of 2026 Notes	—	12,234,976
Weighted-average shares outstanding, diluted	163,764,345	186,791,826
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings or loss per share because to do so would have been antidilutive:

	For the three months ended March 31,
	2025	2024
2030 Notes	39,683,215	34,380,440
Restricted stock	—	342,601
RSUs	1,818,967	1,889,538
PSUs	355,532	—
Total	41,857,714	36,612,579
The following table presents the calculation of basic and diluted earnings or loss per share for the Company’s common stock:

	For the three months ended March 31,
(in thousands, except share and per share data)	2025	2024
Calculation of basic earnings (loss) per share:
Net income (loss)	$(22,648)	$16,489
Weighted-average shares outstanding, basic	163,764,345	174,556,850
Basic earnings (loss) per share	$(0.14)	$0.09

Calculation of diluted loss per share:
Net income (loss)	$(22,648)	$16,489
Interest expense, net of tax(1):
2026 Notes(2)	—	740
Gain on early extinguishment of debt(1)(2)(3)	—	(32,279)
Diluted loss	$(22,648)	$(15,050)
Weighted-average shares outstanding, diluted	163,764,345	186,791,826
Diluted loss per share	$(0.14)	$(0.08)
(1)The three months ended March 31, 2024, were tax-effected at a rate of 30.2%.
(2)The 2026 Notes were antidilutive for the three months ended March 31, 2025. Convertible debt becomes antidilutive whenever the combined impact of interest expense and any gains or losses recognized on actual settlements of convertible debt (net of tax) per common share obtainable upon conversion exceeds basic earnings or loss per share.
(3)Pertains to the 2026 Notes, a portion of which were repurchased during the three months ended March 31, 2024.
In connection with the issuance of the 2030 Notes, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of March 31, 2025.
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
NOTE 19—RELATED-PARTY TRANSACTIONS
Offtake Agreement: In January 2024, the Company entered into an offtake agreement (the “Offtake Agreement”) with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. The Offtake Agreement replaced and extended the offtake agreement with Shenghe entered into in March 2022. The initial term of the Offtake Agreement is two years, with the option for the Company to extend the term for an additional one-year period.
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
On April 17, 2025, in response to China’s retaliatory tariffs and export controls, the Company announced the strategic decision to cease shipments of rare earth concentrate to China. See Note 22, “Subsequent Events,” for additional information.
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
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Revenue:
Rare earth concentrate	$30,115	$40,076
NdPr oxide and metal	$8,797	$546
Cost of sales (excluding depreciation, depletion and amortization)	$22,824	$19,232
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process, as well as other materials from Shenghe in the ordinary course of business. Total purchases were $16.1 million and $1.1 million for the three months ended March 31, 2025 and 2024.
Accounts Receivable: As of March 31, 2025, and December 31, 2024, $7.6 million and $14.9 million, respectively, of the accounts receivable as stated within the Company’s unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
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
NOTE 20—SEGMENT REPORTING
The Company’s reportable segments, which are primarily based on the Company’s internal organizational structure and types of products, are its two operating segments—Materials and Magnetics (no operating segments have been aggregated). Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the fourth quarter of 2024.
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
The Magnetics segment operates the Independence Facility, where the Company produces and sells magnetic precursor products and anticipates manufacturing NdFeB permanent magnets by the end of 2025. The first sales of magnetic precursor products, including NdPr metal, were recognized during the first quarter of 2025, to a single customer in the U.S.
The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated income or loss before income taxes for the three months ended March 31, 2025 and 2024, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended March 31, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$55,619	$5,191	$60,810
Total consolidated revenues			$60,810
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	44,477	2,376
Selling, general and administrative (excluding stock-based compensation expense)(2)	7,009	2,285
Other segment items(3)	375	37
Segment Adjusted EBITDA	$3,758	$493	4,251

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(6,947)
Depreciation, depletion and amortization			(21,384)
Interest expense, net			(7,615)
Stock-based compensation expense			(7,353)
Initial start-up costs			(772)
Transaction-related and other costs			(2,816)
Accretion of asset retirement and environmental obligations			(373)
Gain on disposals of long-lived assets, net			616
Other income, net			15,218
Loss before income taxes			$(27,175)

Segment capital expenditures	$15,343	$15,124	$30,467
Total capital expenditures for the three months ended March 31, 2025			$30,467
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.0 million for the three months ended March 31, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, was $5.1 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)Principally relates to expenses included in “Advanced projects and development” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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

	For the three months ended March 31, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$48,684	$—	$48,684
Total consolidated revenues			$48,684
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	34,165	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	6,751	1,969
Other segment items(3)	429	738
Segment Adjusted EBITDA	$7,339	$(2,707)	4,632

Reconciling items to consolidated income before income taxes
Corporate expenses and other(4)			(5,865)
Depreciation, depletion and amortization			(18,385)
Interest expense, net			(2,857)
Stock-based compensation expense			(7,467)
Initial start-up costs			(1,173)
Transaction-related and other costs			(3,797)
Accretion of asset retirement and environmental obligations			(231)
Loss on disposals of long-lived assets, net			(146)
Gain on early extinguishment of debt			46,265
Other income, net			12,657
Income before income taxes			$23,633

Segment capital expenditures	$36,875	$14,963	$51,838
Total capital expenditures for the three months ended March 31, 2024			$51,838
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $1.5 million for the three months ended March 31, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, was $5.8 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)Principally relates to expenses included in “Advanced projects and development” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest	$13,001	$594
Cash payments related to income taxes, net - state	$135	$—
Change in construction payables and accrued construction costs	$3,505	$4,744
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$13,437	$—
Common stock issued in exchange for financial advisory services	$—	$3,737
Operating right-of-use assets obtained in exchange for lease liabilities	$1,451	$—
Excise tax obligation related to repurchases of common stock	$—	$1,794
NOTE 22—SUBSEQUENT EVENTS
On April 17, 2025, in response to China’s retaliatory tariffs and export controls, the Company announced the strategic decision to cease shipments of rare earth concentrate to China. Historically, through the Company’s Materials segment, the Company sold the vast majority of its rare earth concentrate to Shenghe under the terms of the Offtake Agreement, and Shenghe typically sold that product to refiners in China.
As a result of the cessation of shipments to China, the Company has temporarily lost a principal source of its revenue. Sales of rare earth concentrate to Shenghe accounted for approximately 50% of the Company’s revenue for the three months ended March 31, 2025. Despite ceasing shipments to Shenghe, the Offtake Agreement continues in effect through expiration in January 2026 (subject to the Company’s option in its discretion to extend the term for an additional one-year period) and would govern future shipments of rare earth concentrate to Shenghe in the event that the Company resumes shipping to China during the term of the Offtake Agreement, should shipments resume.
The Company is now prioritizing accelerating the ramp of its separated rare earth products and generating sales of such separated products to customers located outside of China—including Japan and South Korea. The Company continues to produce concentrate, and to the extent not further processed and sold as separated product, will stockpile such concentrate for future use. This includes potential sales to customers located outside of China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.”
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
Our reportable segments, which are primarily based on our internal organizational structure and types of products, are our two operating segments—Materials and Magnetics. Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the fourth quarter of 2024.
The Materials segment operates Mountain Pass, which produces refined rare earth products as well as rare earth concentrate and related products. The Materials segment primarily generates revenue from (i) sales of rare earth concentrate, primarily sold for further distribution to a single, principal customer in China, and (ii) sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. On April 17, 2025, we announced that, in response to China’s retaliatory tariffs and export controls, we have ceased shipments of rare earth concentrate to China. See the “Recent Developments” and “Liquidity and Capital Resources” sections for further details.
The Magnetics segment operates the Independence Facility, where we produce and sell magnetic precursor products and anticipate manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S., in the first quarter of 2025.
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
Recent Developments
Cessation of Shipments to China and Stockpiling of Rare Earth Concentrate
During March and April 2025, the U.S. and China made a number of changes to their trade policies, including the implementation by China of increased tariffs that impacted our business and our products.
President Trump signed an Executive Order, titled “Immediate Measures to Increase American Mineral Production,” to encourage domestic production of critical minerals and reduce reliance on foreign imports. President Trump also ordered a probe into potential new tariffs on all U.S. critical minerals imports, with the Secretary of Commerce set to begin a national security review under Section 232 of the Trade Expansion Act of 1962 and provide a report within 180 days.
In addition, the U.S. implemented and increased tariffs on a wide array of imports from around 90 countries. These new and increased tariffs, along with other U.S. trade actions, precipitated retaliatory actions by foreign governments, including China, which imposed an escalating series of tariffs on U.S. products that culminated in a 125% tariff on U.S. imports into China. While President Trump recently announced a temporary 90-day pause on many of these tariffs, resulting in a parallel reprieve of many retaliatory tariffs, many of the tariffs imposed on U.S. exports to and imports from China remain in place, including the 125% tariff on U.S. imports that applies to our business.
In response to, and due to, among other considerations, the additional cost of, China’s retaliatory tariffs and export controls, on April 17, 2025, we announced the strategic decision to cease shipments of rare earth concentrate to China. Historically, through our Materials segment, we sold the vast majority of our rare earth concentrate to a single, principal customer in China, Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), under the terms of the Offtake Agreement (as defined in Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements). Sales of rare earth concentrate to Shenghe accounted for approximately 50% and 70% of our consolidated revenue for the three months ended March 31, 2025, and for the year ended December 31, 2024, respectively. Despite ceasing shipments to Shenghe, the Offtake Agreement continues in effect through expiration in January 2026 (subject to our option in our discretion to extend the term for an additional one year period) and would govern our future shipments of rare earth concentrate to Shenghe in the event that we resume shipping to China during the term of the agreement.
Since ceasing shipments of rare earth concentrate to China, we continue to produce concentrate, and to the extent not further processed and sold as separated product, we will stockpile that concentrate for future use. This includes potential sales to customers located outside of China. In addition, we are prioritizing accelerating our downstream operations, as well as focusing on generating sales of separated products to customers outside of China. We have also been in close contact with federal leaders, as well as in communications with manufacturers across critical industries that are in need of a source of materials and magnets.
The events described above have had, and are expected, at least in the near-term, to continue to have, a material negative impact on our business, operating results, financial performance and financial condition, cash flows and liquidity. However, whether such negative impact continues, and the significance, extent and duration of the impact, particularly in the longer-term, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: further actions that the U.S. government may take in encouraging domestic production of critical minerals and reducing reliance on foreign imports (including whether or not we receive any direct support from the U.S. government); further changes in trade policies in the U.S., China or other countries, including the implementation of new and retaliatory tariffs, increases in or reductions of existing tariffs, or the taking of other actions; if, when and to what extent we resume shipments of our rare earth concentrate to China; our ability to find, and enter into agreements with, additional or replacement customers for our rare earth concentrate; and our ability to accelerate our downstream operations and expansion and achieve our business milestones.
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
Furthermore, as mentioned in the “Recent Developments” section above, in April 2025, China imposed export controls, which include export restrictions on seven REEs and certain magnets used in the defense, energy, and automotive sectors. The new restrictions require companies to secure special export licenses to export the REEs and magnets. This development is likely to lead to disruptions in supply chains, shortages of rare earth elements, and potentially price volatility, all of which may have a material impact on the demand for our products.
Changes in technology could reduce the use of REE, including NdPr, in the components in which they are now used, or lead to a decline in reliance on such components altogether. Additionally, export controls and supply chain disruptions may also incentivize companies and governments to build alternative supply chains and create economic pressure to identify or create alternate technologies that ultimately could depress long-term demand for rare earth minerals and products, and at the same time may incentivize development of competing mining properties. Actual, or perceived, decreases in demand for REE, whether through changes in technology or slower growth in the end markets that utilize REE, could result in a decline in the market price of REE, including NdPr, and/or result in pricing volatility. We also operate in a competitive industry. Many of our key competitors are based in China, where competitors may not be subject to the same rigorous environmental standards or may receive disproportionate government subsidies, and production costs are typically lower than in the U.S.
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
The success of our business reflects our ability to continue to manage our costs and drive scale. Our upstream production achievements have provided economies of scale to lower production costs per MT of REO produced in concentrate. Furthermore, we designed our midstream process flow to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is well-suited to low-cost refining by selectively eliminating the need to carry cerium, a lower-value element, through the separations process. Additionally, our location and integration offer cost and transportation advantages that create meaningful efficiencies in production, security of incoming supplies and shipping of our final products.
During the second half of 2023, we began producing separated rare earth products. We continue to expect that it may take many quarters to achieve our designed throughput of separated products. As we increase production of separated products over time, we expect to reduce our per-unit production costs of NdPr oxide, which represents a majority of the value contained in our concentrate. Until such time, we may experience unstable operations and elevated costs of our initial production of separated products.
We currently generate our revenue primarily from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows. In addition, several of our current and potential competitors are government supported and may have access to substantially more capital, which may allow them to make similar or greater efficiency improvements or undercut market prices for our products.
Development of Our Downstream Manufacturing Capabilities (“Stage III”)
We are completing the installation of equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr metal into magnets, while incorporating magnet recycling capabilities. These initiatives support our long-term plans to become a leading global source for rare earth magnets. We believe integration into magnet production will provide some protection from commodity pricing volatility, while also enhancing our business profile as the producer of a critical industrial output in addition to a producer of resources. We expect our downstream manufacturing efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains.
In December 2024, we commissioned our electrowinning capability to produce NdPr metal from NdPr oxide at Independence. Further, we introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, we recently began trial production of automotive-grade, sintered NdFeB magnets at our NPI facility within Independence. We began generating revenue from sales of magnetic precursor products in the first quarter of 2025. We expect to continue generating revenue from these sales ahead of commissioning of our magnet manufacturing capabilities, which are targeted to enter service at the end of

2025. Following commissioning of these capabilities and qualification of our finished magnets, we expect to generate revenue primarily from the sale of finished magnets.
While we have grown increasingly confident about our future outlook with the progress made to-date, there are inherent risks in finalizing construction and developing the process technology for magnet manufacturing. For instance, unforeseen delays in construction or the installation of specific equipment may occur, or our products may fail to satisfy customer expectations, which could adversely affect both the amount and timing of our revenue from permanent magnets and precursor products. Furthermore, we anticipate that nearly all revenue from permanent magnets and precursor products will come from a single customer, thus concentrating the risk, including the possibility that demand might not meet our current expectations.
Our Mineral Reserves
Our ore body has proven over more than 60 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of December 31, 2024, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimated total proven and probable reserves of 2.04 million short tons of REO contained in 29.69 million short tons of ore at Mountain Pass, with an average ore grade of 5.97%. These estimates use an estimated economical cut-off grade of 2.50% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon production ramp-up of our midstream operations, our expected mine life was approximately 29 years as of December 31, 2024. Over time, we expect to be able to continue to grow our expected mine life through additional exploratory drilling and improved processing capabilities, which may result in changes to various assumptions underlying our mineral reserve estimate.
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
REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO Sales Volume is a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume includes both traditional concentrate as well as roasted concentrate. Given our cessation of shipments of concentrate as discussed in the “Recent Developments” section above, we do not expect historical REO Sales Volume to be representative of future volumes.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Consolidated Results

	For the three months ended March 31,		Change
(in thousands, except per share data and percentages)	2025	2024	$	%
Total revenue	$60,810	$48,684	$12,126	25%
Net income (loss)	$(22,648)	$16,489	$(39,137)	N/M
Basic earnings (loss) per share	$(0.14)	$0.09	$(0.23)	N/M
Diluted loss per share	$(0.14)	$(0.08)	$(0.06)	(75)%
Net cash used in operating activities	$(63,198)	$(41,126)	$(22,072)	(54)%

Adjusted EBITDA(1)	$(2,696)	$(1,233)	$(1,463)	(119)%
Adjusted Net Loss(1)	$(19,898)	$(7,492)	$(12,406)	(166)%
Adjusted Diluted EPS(1)	$(0.12)	$(0.04)	$(0.08)	(200)%

N/M = Not meaningful.
(1) Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Revenue
Rare earth concentrate revenue consists of sales of traditional and roasted rare earth concentrate. For the majority of our sales of rare earth concentrate, the sales price is based on preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT, with an adjustment for the ultimate market price of the product realized upon final sale, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal produced at Mountain Pass under individual sales agreements, as well as sales under our distribution agreement with Sumitomo Corporation of Americas. As we ramp up production of separated rare earth products, we expect our NdPr oxide and metal revenue to become a larger portion of our total revenue. Accordingly, to the extent we sell a greater volume of NdPr oxide and NdPr metal, rare earth concentrate revenue will decline in future periods.
Magnetic precursor products consists of sales of magnetic precursor products, including NdPr metal, produced at the Independence Facility and sold in the U.S. Sales of these products commenced in the first quarter of 2025 pursuant to a long-term supply agreement with GM.
Other revenue consists of sales of rare earth products other than rare earth concentrate and NdPr oxide and metal, including lanthanum carbonate and cerium chloride.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Rare earth concentrate	$30,115	$40,076	$(9,961)	(25)%
NdPr oxide and metal	24,321	8,327	15,994	192%
Magnetic precursor products	5,191	—	5,191	N/M
Other revenue	1,183	281	902	321%
Total revenue	$60,810	$48,684	$12,126	25%

N/M = Not meaningful.
Total revenue increased for the three months ended March 31, 2025, as compared to the prior year period, primarily as a result of ramping production of separated products throughout 2024, resulting in higher NdPr oxide and metal revenue. Additionally, during the three months ended March 31, 2025, we began recognizing revenue from the sales of magnetic precursor products, with no comparable revenue in the prior year period. These were partially offset by the decrease in rare earth concentrate revenues, impacted by the ramp-up in midstream operations, as a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal in the current year period. As a result of the item discussed in the “Recent Developments” section above, we expect our rare earth concentrate revenues to be materially lower through at least the second quarter of 2025 as we prioritize further processing the concentrate into separated rare earth products or stockpiling for future use. See the “Segment Results” section below for further discussion of year-over-year changes in revenue.
Cost of sales (excluding depreciation, depletion and amortization)
Cost of sales (excluding depreciation, depletion and amortization) (“COS”) consists of mining, processing, separations, and metal making-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation); mining, processing, separations, and metal making-related supplies and reagents; parts and labor for the maintenance of our mining fleet and processing and separating facilities; other facilities-related costs (such as property taxes and utilities); packaging materials; and shipping and freight costs.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$48,831	$35,594	$13,237	37%
The increase in COS for the three months ended March 31, 2025, was driven by higher sales of NdPr oxide and metal in the current year period. The year-over-year increase is further impacted by the production costs associated with the magnetic precursor products sold in the current year period, specifically NdPr metal at the Independence Facility, with no comparable costs in the prior year period. Additionally, production costs associated with separated rare earth products remain elevated as we continue to ramp and optimize production. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables. Lastly, COS for the three months ended March 31, 2025, benefited from (i) a lower reserve on certain of our work in process and finished goods inventories, which decreased by $2.8 million when compared to the prior year period, and (ii) the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which was $2.8 million higher in the current year period.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2025 even as certain per-unit production efficiencies and economies of scale are expected to be achieved, primarily due to the higher production costs associated with separated rare earth products versus rare earth concentrate, as discussed above. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal will likely result in higher year-over-year COS. Additionally, as we ramp production of magnetic precursor products at Independence, COS will also increase. Lastly, we may incur additional reserves on inventories prior to achieving normalized production levels on our midstream operations.
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

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$24,166	$21,267	$2,899	14%
The increase in SG&A expenses for the three months ended March 31, 2025, as compared to the prior year period, was driven primarily by higher legal costs. Additionally, higher personnel costs (excluding stock-based compensation expense, which decreased modestly) contributed to $1.0 million of the increase in the current year period, due to higher costs related to executive and administrative personnel, as well as increased employee headcount to support our downstream expansion. SG&A expenses for the three months ended March 31, 2025, benefited from the 45X Credit in the amount of $0.4 million.

Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment and depletion of mineral rights.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Depreciation, depletion and amortization	$21,384	$18,385	$2,999	16%
The year-over-year increase in DD&A for the three months ended March 31, 2025, primarily reflects an increase in depreciation of $3.2 million. Depreciation increased as a result of the timing of placing certain machinery and equipment assets into service, which occurred progressively throughout 2024, with the majority placed into service during the fourth quarter of 2024 as we began production of magnetic precursor products at Independence.
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

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Start-up costs	$976	$1,287	$(311)	(24)%
The year-over-year decrease in start-up costs for three months ended March 31, 2025, was attributable primarily to our midstream operations, where virtually all start-up activities have been completed as production of separated products commenced in late 2023. Start-up costs attributable to our downstream initiatives remained flat year over year, in line with the commencement of our production of magnetic precursor products at Independence in late 2024.
Advanced projects and development
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Advanced projects and development	$474	$4,206	$(3,732)	(89)%
Advanced projects and development for the three months ended March 31, 2025, decreased year over year, primarily due to lower costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments, which decreased by $2.8 million when compared to the prior year period.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Other operating costs and expenses (income), net	$(243)	$377	$(620)	N/M

N/M = Not meaningful.
The year-over-year change is attributed primarily to the net impact of gains recognized on sales of certain long-lived assets during the three months ended March 31, 2025.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes (as defined below), respectively, offset by capitalized interest.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense, net	$7,615	$2,857	$4,758	167%
Interest expense, net for the three months ended March 31, 2025, increased year over year due to the issuance of the 2030 Notes, slightly offset by repurchases of the 2026 Notes in the first and fourth quarters of 2024.
Gain on early extinguishment of debt

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Gain on early extinguishment of debt	$—	$46,265	$(46,265)	N/M

N/M = Not meaningful.
Gain on early extinguishment of debt during the three months ended March 31, 2024, was the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net
Other income, net consists of interest and investment income, changes in fair value of derivative instruments, and non-operating gains or losses.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Other income, net	$15,218	$12,657	$2,561	20%
Other income, net for the three months ended March 31, 2025, increased year over year as a result of changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024, which was a $7.0 million gain for the three months ended March 31, 2025, netted against lower interest and investment income earned on our short-term investments, whose balance decreased over the applicable periods. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax benefit (expense)
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Income (loss) before income taxes	$(27,175)	$23,633	$(50,808)	N/M
Income tax benefit (expense)	$4,527	$(7,144)	$11,671	N/M
Effective tax rate	16.7%	30.2%

N/M = Not meaningful.
The effective tax rate for the three months ended March 31, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits (“CCTC”). The effective tax rate for the three months ended March 31, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, offset by the 45X Credit and CCTC. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined rare earth oxides and related products as well as rare earth concentrate products.
KPIs

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%
Rare earth concentrate(1)
REO Production Volume (MTs)	12,213	11,151	1,062	10%
REO Sales Volume (MTs)	6,264	9,332	(3,068)	(33)%
Realized Price per REO MT	$4,808	$4,294	$514	12%
Separated NdPr products(1)
NdPr Production Volume (MTs)	563	131	432	330%
NdPr Sales Volume (MTs)	464	134	330	246%
NdPr Realized Price per KG	$52	$62	$(10)	(16)%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue and Segment Adjusted EBITDA

	For the three months ended March 31,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%
Revenue:
Rare earth concentrate	$30,115	$40,076	$(9,961)	(25)%
NdPr oxide and metal	24,321	8,327	15,994	192%
Other revenue	1,183	281	902	321%
Total revenue	$55,619	$48,684	$6,935	14%

Segment Adjusted EBITDA(1)	$3,758	$7,339	$(3,581)	(49)%

(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decrease in rare earth concentrate revenue was primarily driven by the decrease in REO Sales Volume due to the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year period. This was partially offset by a higher Realized Price per REO MT. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand.
Until we commenced our midstream operations, our REO Sales Volume generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from upstream operations will continue to be consumed for separation and not sold as concentrate. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, we continue to expect that REO Sales Volume will be significantly lower than REO Production Volume in the future as we produce and sell more separated products. Furthermore, as a result of the item discussed in the “Recent Developments” section above, we expect our rare earth concentrate revenues to be materially lower through at least the second quarter of 2025 as we prioritize further processing the concentrate into separated rare earth products or stockpiling for future use, which will also impact REO Sales Volume.
The increase in NdPr oxide and metal revenue for the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by higher NdPr Production Volume as a result of ramping production of separated products throughout 2024, partially offset by lower NdPr Realized Price per KG. We currently expect to begin intersegment sales of NdPr oxide to the Magnetics segment starting in the second half of 2025.
Other revenue for the three months ended March 31, 2025, increased, as compared to the prior year period, primarily due to higher sales of other refined products, including lanthanum and cerium.
The decrease in Materials Segment Adjusted EBITDA for the three months ended March 31, 2025, when compared to the prior year period, was primarily due to higher cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) (“Segment COS”).
The increase in Segment COS for the three months ended March 31, 2025, was driven primarily by production costs associated with separated rare earth products sold in the current year period, which are currently elevated as we continue to ramp and optimize production of separated products toward normalized capacity. Segment COS for the three months ended March 31, 2025, benefited from (i) a lower reserve on certain of our work in process and finished goods inventories, which decreased by $2.8 million when compared to the prior year period, and (ii) the 45X Credit, which was $2.8 million higher in the current year period.
Magnetics Segment
The Magnetics segment operates the Independence Facility, where we produce and sell magnetic precursor products and anticipate the manufacturing of NdFeB permanent magnets by the end of 2025. Pursuant to the long-term supply agreement with GM, we received prepayments of $50.0 million in April 2025 and $100.0 million during the year ended December 31, 2024, for magnetic precursor products.
Revenue and Segment Adjusted EBITDA

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Revenue:
Magnetic precursor products	$5,191	$—	$5,191	N/M

Segment Adjusted EBITDA(1)	$493	$(2,707)	$3,200	N/M

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

We began generating revenue from sales of magnetic precursor products during the three months ended March 31, 2025, with no comparable sales during the three months ended March 31, 2024 (see Note 14, “Revenue Recognition,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information), which also drove the year-over-year increase in Magnetics Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics Segment Adjusted EBITDA will be significantly impacted by the production ramp of magnetic precursor products.

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

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Corporate expenses and other	$6,947	$5,865	$1,082	18%
The increase in corporate expenses and other for the three months ended March 31, 2025, as compared to the prior year period, was primarily due to higher personnel costs (other than stock-based compensation expense) related to executives and administrative personnel.
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
The following table presents our KPIs, which pertain to the Materials segment, for the quarterly periods indicated:

	FY2025	FY2024				FY2023
(in whole units or dollars)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Rare earth concentrate
REO Production Volume (MTs)	12,213	11,478	13,742	9,084	11,151	9,257	10,766	10,863	10,671
REO Sales Volume (MTs)	6,264	7,803	9,729	5,839	9,332	7,174	9,177	10,271	10,215
Realized Price per REO MT	$4,808	$4,717	$4,425	$4,183	$4,294	$5,622	$5,718	$6,231	$9,365
Separated NdPr products
NdPr Production Volume (MTs)	563	413	478	272	131	150	50	N/A	N/A
NdPr Sales Volume (MTs)	464	468	404	136	134	10	—	N/A	N/A
NdPr Realized Price per KG	$52	$51	$47	$48	$62	$70	N/A	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Since becoming a public company, our principal sources of liquidity have been the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $731.4 million prior to the use of a portion of these funds to repurchase the 2026 Notes, repurchase shares of our common stock, and purchase Capped Call Options, as discussed below. As of March 31, 2025, we had $759.2 million of cash, cash equivalents and short-term investments and $930.5 million of principal amount of long-term debt, including $67.7 million classified as current.
Our results of operations and cash flows depend in large part upon the market prices of rare earth products. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty continues to exist as to the market price of rare earth products primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products. For example, the significant decrease in the market price of rare earth products in 2024 negatively impacted our cash flows from operations and liquidity.

In March and April 2025, the U.S. government announced a series of additional special tariffs, including tariffs of 10% on most products from all countries worldwide, and a 145% tariff on substantially all products of Chinese origin. In April 2025, China announced tariffs of 125% on all imports from the U.S. On April 17, 2025, we announced that, in response to China’s retaliatory tariffs and export controls, we have ceased shipments of rare earth concentrate to China. Instead, we have determined to prioritize further processing the concentrate into separated rare earth products or stockpiling for future use. Accordingly, we expect our revenues, particularly from rare earth concentrate, to be materially lower through at least the second quarter of 2025, which will have a material negative impact, at least in the near-term, on our results of operations and cash flows. Notwithstanding the foregoing, we continue to believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future.
However, whether such negative impact continues, and the significance, extent and duration of the impact, particularly in the longer-term, remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: further actions that the U.S. government may take in encouraging domestic production of critical minerals and reducing reliance on foreign imports (including whether or not we receive any direct support from the U.S. government); further changes in trade policies in the United States, China or other countries, including the implementation of new tariffs, increases in or reductions of existing tariffs, or the taking of other actions; if, when and to what extent we resume shipments of our rare earth concentrate to China; our ability to find, and enter into agreements with, additional or replacement customers for our rare earth concentrate; and our ability to accelerate our downstream operations and expansion and achieve our business milestones.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. Our working capital needs have increased materially as we have ramped up the production and sales of separated rare earth products; we expect certain portions of our working capital needs may continue to see further increases in 2025 as we continue to scale production of separated rare earth products and advance our downstream magnetics initiatives, including the production and sales of magnetic precursor products, as well as commissioning of our magnet manufacturing capabilities.
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
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events.

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
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks and loaders, graders, and various other machinery. As of March 31, 2025, we had $14.9 million in principal (and accrued interest) outstanding under the equipment notes.
In December 2024, we entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which we may use only to finance agreed-upon equipment. During the three months ended March 31, 2025, we executed promissory notes under the Uncommitted Credit Facility to finance new equipment for use at Mountain Pass. As of March 31, 2025, we had $13.4 million of borrowings outstanding under the Uncommitted Credit Facility. The interest rates for the various borrowings, including existing and any potential future promissory notes executed under the Uncommitted Credit Facility, will approximate market rates at the time of borrowing and will be fixed for the duration of the respective advance.
See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of March 31, 2025, we had future expected lease payment obligations totaling $10.0 million, with $2.4 million due within the next 12 months. See Note 11, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.

Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Share Repurchase Programs
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
Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(63,198)	$(41,126)	$(22,072)	(54)%
Investing activities	$(15,704)	$40,714	$(56,418)	N/M
Financing activities	$(5,003)	$32,920	$(37,923)	N/M
N/M = Not meaningful.
Net Cash Used in Operating Activities: Net cash used in operating activities increased by $22.1 million for the three months ended March 31, 2025, as compared to the prior year period, driven primarily by an increase in inventories to support the ramp of production of separated products and magnetic precursor products.
Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities was $15.7 million for the three months ended March 31, 2025, as compared to net cash provided by investing activities of $40.7 million in the prior year period. The change in cash flows from investing activities was primarily driven by lower proceeds from maturities of short-term investments in the current year period, offset only partially by a small decrease in purchases of short-term investments, for a net decrease in cash provided of $79.4 million. This was partially offset by lower additions to property, plant and equipment for the three months ended March 31, 2025, which decreased by $21.3 million when compared to the prior year period, and related primarily to a decrease in construction spend on certain projects, such as the separations facility for heavy rare earth elements, as well as lower overall maintenance spend.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $5.0 million for the three months ended March 31, 2025, as compared to net cash provided by financing activities of $32.9 million in the prior year period. The change in cash flows from financing activities was driven by the net cash flow impact of $37.7 million from the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, all of which occurred during the three months ended March 31, 2024.

Non-GAAP Financial Measures
We present Adjusted EBITDA, Adjusted Net Loss, Adjusted Diluted EPS, and Free Cash Flow, which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. These measures may be similar to measures reported by other companies in our industry and are regularly used by securities analysts and investors to measure companies’ financial performance. Adjusted EBITDA, Adjusted Net Loss, Adjusted Diluted EPS, and Free Cash Flow are not intended to be substitutes for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance or liquidity of other companies within our industry or in other industries.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2025	2024
Net income (loss)	$(22,648)	$16,489
Adjusted for:
Depreciation, depletion and amortization	21,384	18,385
Interest expense, net	7,615	2,857
Income tax expense (benefit)	(4,527)	7,144
Stock-based compensation expense(1)	7,353	7,467
Initial start-up costs(2)	772	1,173
Transaction-related and other costs(3)	2,816	3,797
Accretion of asset retirement and environmental obligations(4)	373	231
Loss (gain) on disposals of long-lived assets, net(4)	(616)	146
Gain on early extinguishment of debt	—	(46,265)
Other income, net	(15,218)	(12,657)
Adjusted EBITDA	$(2,696)	$(1,233)
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Primarily relates to certain costs incurred in connection with the commissioning and starting up of our initial magnet-making capabilities at Independence prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended March 31, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, amount is principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.

Adjusted Net Loss and Adjusted Diluted EPS
We calculate Adjusted Net Loss as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; change in fair value of derivative instruments; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per share excluding the per share impact, using adjusted diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; change in fair value of derivative instruments; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per share and Adjusted Diluted EPS. When applicable, adjusted diluted weighted-average shares outstanding reflect the anti-dilutive impact of our Capped Call Options entered into in connection with the issuance of our 2030 Notes.
Adjusted Net Loss and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense or benefit excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Loss and Adjusted Diluted EPS because it is used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Loss, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2025	2024
Net income (loss)	$(22,648)	$16,489
Adjusted for:
Stock-based compensation expense(1)	7,353	7,467
Initial start-up costs(2)	772	1,173
Transaction-related and other costs(3)	2,816	3,797
Loss (gain) on disposals of long-lived assets, net(4)	(616)	146
Gain on early extinguishment of debt	—	(46,265)
Change in fair value of derivative instrument(5)	(6,997)	—
Tax impact of adjustments above(6)	(578)	9,701
Adjusted Net Loss	$(19,898)	$(7,492)
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Primarily relates to certain costs incurred in connection with the commissioning and starting up of our initial magnet-making capabilities at Independence prior to the achievement of commercial production. These costs include labor of incremental employees hired in advance to work directly on such commissioning activities, training costs, costs of testing and commissioning the new circuits and processes, and other related costs. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our separations and magnet-making capabilities. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs. To the extent additional start-up costs are incurred in the future to expand our separations and magnet-making capabilities after initial achievement of commercial production (e.g., significantly expanding production capacity at an existing facility or building a new separations or magnet manufacturing facility), such costs would not be considered an adjustment for this non-GAAP financial measure.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended March 31, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, amount is principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations and pertains to the change in fair value of the redemption feature included in the portion of our 2030 Notes that were issued in December 2024.

(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 17.4% and 28.8% for the three months ended March 31, 2025 and 2024, respectively.
The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per share, which is determined in accordance with GAAP:

	For the three months ended March 31,
	2025	2024
Diluted loss per share	$(0.14)	$(0.08)
Adjusted for:
Stock-based compensation expense	0.04	0.04
Initial start-up costs	—	0.01
Transaction-related and other costs	0.02	0.02
Gain on early extinguishment of debt	—	(0.27)
Change in fair value of derivative instrument	(0.04)	—
Tax impact of adjustments above(1)	—	0.06
2026 Notes if-converted method(2)	—	0.18
Adjusted Diluted EPS	$(0.12)	$(0.04)

Diluted weighted-average shares outstanding(3)	163,764,345	186,791,826
Assumed conversion of 2026 Notes(3)	—	(12,234,976)
Adjusted diluted weighted-average shares outstanding(3)	163,764,345	174,556,850
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 17.4% and 28.8% for the three months ended March 31, 2025 and 2024, respectively.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash used in operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(63,198)	$(41,126)
Additions to property, plant and equipment, net(1)	(30,467)	(51,742)
Free Cash Flow	$(93,665)	$(92,868)
(1)Amount for the three months ended March 31, 2024, is net of $0.1 million in proceeds from government awards used for construction.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2025.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K, except as noted below.
Risks Related to our Business and Industry
Our business has been materially negatively impacted by recent actions by the U.S. government and China, including the implementation of tariffs and the taking of other actions with respect to their trade policies, and may continue to be impacted in the future by these and other actions, including by other countries; however, the significance, extent and duration of the impact, particularly in the longer-term, remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.
During March and April 2025, the U.S. and China made a number of changes to their trade policies, including the implementation by China of increased tariffs that impacted the Company’s business and its products and resulted in the Company making the strategic decision to cease shipments of rare earth concentrate to China.
President Trump signed an Executive Order, titled “Immediate Measures to Increase American Mineral Production,” to encourage domestic production of critical minerals and reduce reliance on foreign imports. President Trump also ordered a probe into potential new tariffs on all U.S. critical minerals imports, with the Secretary of Commerce set to begin a national security review under Section 232 of the Trade Expansion Act of 1962 and provide a report within 180 days.
In addition, the U.S. implemented and increased tariffs on a wide array of imports from around 90 countries. These new and increased tariffs, along with other U.S. trade actions, precipitated retaliatory actions by foreign governments, including

China, which imposed an escalating series of tariffs on U.S. products that culminated in a 125% tariff on U.S. imports into China. While President Trump recently announced a temporary 90-day pause on many of these tariffs, resulting in a parallel reprieve of many retaliatory tariffs, many of the tariffs imposed on U.S. exports to, and imports from, China remain in place. The tariffs imposed by China include the 125% tariff on REE we produce and historically have supplied to the Chinese market. In addition, China imposed export restrictions on seven REEs and certain magnets, the market and geopolitical impact of which remains uncertain.
Since the recent policy changes, our engagement with federal leaders, as well as with manufacturers across critical industries that use rare earth materials and magnets, has greatly intensified. This has exposed greater opportunities for supportive policies in the short- or long-term and greater business development potential. However, there can be no assurances that we will receive any support or business from any such parties. Even if we were to negotiate an arrangement with any such parties to purchase our REE, there can be no assurances as to the timing, conditions, requirements, duration or other terms of any such arrangement.
The events described above have had, and are expected to continue to have at least in the near-term, a material negative impact on our business, operating results, financial performance and financial condition, cash flows and liquidity. However, whether such negative impact continues, and the significance, extent and duration of the impact, particularly in the longer-term, remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: further actions that the U.S. government may take in encouraging domestic production of critical minerals and reducing reliance on foreign imports (including whether or not we receive any direct support from the U.S. government); further changes in trade policies in the U.S., China or other countries, including the implementation of new and retaliatory tariffs, increases in or reductions of existing tariffs, or the taking of other actions; if, when and to what extent we resume shipments of our rare earth concentrate to China; our ability to find, and enter into agreements with, additional or replacement customers for our rare earth concentrate; and our ability to accelerate our downstream operations and expansion and achieve our business milestones.
Any continued longer-term impacts of tariffs, export controls and other trade policies may also exacerbate other risks discussed in this “Risk Factors” section and the risks discussed in “Part I, Item 1A. Risk Factors” of our Form 10-K, any of which could have a material effect on our business, operating results, financial performance and financial condition, cash flows and liquidity.
We currently have ceased shipments of rare earth concentrate to China, and, as a result, have lost a principal source of revenue.
In response to China’s retaliatory tariffs and export controls, on April 17, 2025, we announced the strategic decision to cease shipments of rare earth concentrate to China. Historically, through our Materials segment, we sold the vast majority of our rare earth concentrate to Shenghe under the terms of the Offtake Agreement, and Shenghe typically sold that product to refiners in China. Demand for rare earth concentrate is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China.
As a result of the cessation of shipments to China, we have temporarily lost a principal source of revenue. Sales of rare earth concentrate to Shenghe accounted for approximately 50% and 70% of our consolidated revenue for the three months ended March 31, 2025, and for the year ended December 31, 2024, respectively. Even though we have ceased shipments to China, the Offtake Agreement continues in effect; however, we will not receive any future payments under the Offtake Agreement unless and until we resume shipments to Shenghe. In addition, the Offtake Agreement with Shenghe expires on January 16, 2026 (subject to our option in our discretion to extend the term for an additional one-year period). In the event that we are unable to renew our Offtake Agreement, and we are unable to find, and enter into agreements with, replacement customers to replace the refiners in China that have historically purchased our concentrate from Shenghe, it may have a material adverse impact on our business, operating results, financial performance and financial condition, cash flows and liquidity.
There can be no assurances that we will be able to find, and enter into agreements with, additional or replacement customers for our rare earth concentrate in the near-term or at all, or as to any support we may receive from, or any arrangement we may enter into with, the U.S. government or others that are in need of a source of materials and magnets, or whether or when we resume shipments of our rare earth concentrate to China, or that we will be able to renew the Offtake Agreement after its expiration on terms acceptable to us or at all, or that there will not be accounting charges or other implications as a result of the cessation of sales to China and the stockpiling of rare earth concentrate. Any of the foregoing would have a material adverse impact on our business, operating results, financial performance and financial condition, cash flows and liquidity.

Given our recent decision to cease exports to China, the continued development of our midstream and downstream operations, including our separation capabilities, and our ability to vertically integrate our value chain, take on even greater significance to our business, operating results, financial performance and financial condition, cash flows and liquidity.
Since ceasing shipments of rare earth concentrate to China, we continue to produce concentrate, and to the extent not further processed and sold as separated product, we will stockpile that concentrate for future use. In addition, we are prioritizing our midstream and downstream operations, as well as focusing on generating sales of separated products to customers outside of China. Our continued growth depends on our ability to reach anticipated production rates for the separation of REE as part of the Stage II project at Mountain Pass, as well as to establish Stage III downstream capabilities at Independence to convert a portion of the REO produced at Mountain Pass into rare earth magnets and its precursor products to be marketed directly to end users.
Achieving these milestones is subject to numerous risks as further described in “Part I, Item 1A. Risk Factors” of our Form 10-K. If we are not successful in rapidly accelerating the development and expansion of our downstream operations, including reaching and maintaining expected production rates at Mountain Pass, and finishing the buildout of Independence, within the necessary timeframes or at all, it would have a material adverse impact on our business, operating results, financial performance and financial condition, cash flows and liquidity.
Risks Related to Our Common Stock
Our stock price has experienced (including recently), and may in the future experience, volatility, and you could lose all or part of your investment as a result.
The trading price of our common stock has historically (including recently) experienced, and may continue to experience, significant volatility, which could cause you to lose all or part of your investment. For example, as a result of the decrease in the market price of NdPr oxide in 2024, our NdPr Realized Price per KG decreased from $70 for the year ended December 31, 2023, to $51 for the year ended December 31, 2024. This negatively impacted our results of operations and cash flows, which, at times, has resulted in a decrease in the trading price and increased volatility of our common stock.
Most recently, as we are the only rare earth mining and processing site of scale in North America, our stock price has been impacted by announcements related to President Trump’s Executive Orders and other actions related to critical minerals, as well as the implementation of tariffs and other changes in trade policies. For example, the trading price of our common increased more than 16% during the course of the week ended April 18, 2025, and almost 70% since December 31, 2024. There are no assurances that our stock price will continue at this level for any period of time or will continue to be favorably impacted by President Trump’s Executive Orders and other actions related to critical minerals. Further, tariffs and other changes in trade policies, including the consequences of our ceasing shipments of rare earth concentrate to China, could outweigh the near-term positive impact on our stock price and result in a negative impact in the longer-term. The significance, extent and duration of tariffs and other recent events also remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, which could further lead to volatility in our stock price.
You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to our Business and Industry” above and in our Form 10-K and the following: (a) fluctuations in demand for, and prices of, REE and magnet products; (b) results of operations that vary from the expectations of securities analysts and investors; (c) changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors; (d) declines in the market prices of stocks generally and market prices of mining-related companies in particular; (e) strategic actions by the Company or its competitors; (f) announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; (g) any significant change in the Company’s management; (h) changes in general economic or market conditions or trends in the Company’s industry or markets; (i) changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business; (j) future sales of the Company’s common stock or other securities; (k) investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives; (l) the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC; (m) litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of our competitors; (n) guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance; (o) the development and sustainability of an active trading market for the Company’s stock; (p) actions by institutional or activist stockholders; (q) declines in the market price of our stock as a result of negative reports on the Company by research firms that engage in short selling; (r) changes in accounting standards, policies, guidelines, interpretations or principles; and (s) other events or factors, including those resulting from natural disasters, war, acts of terrorism, health pandemics or responses to these events.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no shares repurchased during the three months ended March 31, 2025, and $375.0 million remains available for share repurchases under the Company’s share repurchase program. See Note 16, “Stockholders’ Equity and Stock-Based Compensation,” for additional information on the Company’s share repurchase program.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2025.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:
On February 26, 2025, Elliot D. Hoops, General Counsel and Secretary of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 41,020 shares of the Company’s common stock, subject to certain conditions, from June 4, 2025, through June 3, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1†
Employment Agreement, effective as of April 4, 2025, by and between MP Materials Corp. and David G. Infuso (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

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

MP MATERIALS CORP.

Dated: May 9, 2025	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer