Form 10-Q
period 2025-06-30
MP Materials Corp. / DE
filed 2025-08-08
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, the number of shares of the registrant’s common stock outstanding was 177,098,314.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•the heightened significance of the development of the Company’s midstream and downstream operations, including ramping its separation capabilities, and its ability to vertically integrate its value chain;
•risks related to the authorization of funding of and continued support for the DoD Transactions (as defined in Note 22, “Subsequent Events”), to challenges thereto and to the Company’s ability, as needed, to obtain additional or replacement funding on terms acceptable to it or at all;
•risks related to the restrictions imposed on the Company’s management and operations as a result of the DoD Transactions;
•risks related to the Company’s long-term agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”) and the Company’s ability to meet the obligations thereunder, including risks related to its ability to develop, construct and scale its facilities, technology and production;
•risks related to fluctuations in the pricing and volume of the magnets to be produced under the agreement with Apple, and the risk that the Company’s estimate of the magnitude and timing of revenues from the agreement will not be realized;
•risks related to changes in trade policy in the United States, China or other countries, including the implementation of new tariffs, and the material adverse impact on the Company’s business and results of operations as a result of these changes in trade policy;
•risks related to the increased importance of markets outside of China and the Company’s ability to sell additional rare earth products in these markets;
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
•unanticipated costs or delays associated with the Independence Facility or other future magnetics facilities;
•risks associated with the Company’s intellectual property rights, including uncertainties related to the Company’s ability to obtain any intellectual property rights or licenses of intellectual property rights to produce certain neodymium-iron-boron (“NdFeB”) magnets and precursor products;
•uncertainties related to the Company’s ability to produce and supply NdFeB magnets and precursor products;
•the ability to convert current commercial discussions with customers for the sale of rare earth oxide and metal products, NdFeB magnets and other products into contracts;
•lower production volumes at the Mountain Pass Rare Earth Mine and Processing Facility due to power outages and interruptions, diminished access to water, equipment failure, spare parts shortages, or process performance;
ii

•increasing costs or limited access to raw materials that may adversely affect the Company’s profitability;
•fluctuations in transportation costs or disruptions in transportation services;
•inability to meet individual customer specifications;
•uncertainty in the Company’s estimates of rare earth mineral reserves;
•risks associated with work stoppages;
•a shortage of skilled technicians and engineers;
•loss of key personnel;
•risks associated with the inherent dangers involved in mining activity and manufacturing of magnet materials;
•risks associated with events outside of the Company’s control, such as natural disasters, climate change, wars or health epidemics or pandemics;
•risks related to technology systems and security breaches;
•ability to maintain satisfactory labor relations;
•ability to comply with various government regulations that are applicable to the Company’s business;
•ability to maintain governmental licenses, registrations, permits, and approvals with numerous governmental agencies necessary for the Company to operate its business;
•risks relating to extensive and costly environmental regulatory requirements;
•risks associated with the terms of the Company’s convertible debt securities and related options or other hedging arrangements; and
•the other factors described elsewhere in this Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” or as described in our Form 10-K, or as described in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and Part I, Item 1A, “Risk Factors” in our Form 10-K. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S dollars in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$261,535	$282,442
Short-term investments	492,122	568,426
Total cash, cash equivalents and short-term investments	753,657	850,868
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	21,821	18,874
Inventories	128,048	107,905
Income taxes receivable	23,805	23,672
Government grant receivable	19,273	19,799
Prepaid expenses and other current assets	13,791	10,204
Total current assets	960,395	1,031,322
Non-current assets
Property, plant and equipment, net	1,290,090	1,251,496
Operating lease right-of-use assets	9,139	8,680
Inventories	45,224	19,031
Intangible assets, net	6,772	7,370
Other non-current assets	24,567	15,659
Total non-current assets	1,375,792	1,302,236
Total assets	$2,336,187	$2,333,558
Liabilities and stockholders’ equity
Current liabilities
Accounts and construction payable	$21,726	$23,562
Accrued liabilities	74,447	64,727
Current portion of long-term debt	67,434	—
Deferred revenue	79,894	56,880
Other current liabilities	23,366	18,850
Total current liabilities	266,867	164,019
Non-current liabilities
Long-term debt, net of current portion	843,369	908,729
Deferred revenue	45,054	43,120
Operating lease liabilities	6,016	5,798
Deferred government grant	22,029	20,087
Deferred investment tax credit	26,428	25,502
Deferred income taxes	67,309	85,309
Other non-current liabilities	48,565	26,114
Total non-current liabilities	1,058,770	1,114,659
Total liabilities	1,325,637	1,278,678
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 178,715,488 and 178,445,570 shares issued, and 163,465,706 and 163,195,788 shares outstanding, as of June 30, 2025, and December 31, 2024, respectively)	18	18
Additional paid-in capital	970,823	961,434
Retained earnings	266,782	320,302
Accumulated other comprehensive income (loss)	(26)	173
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,010,550	1,054,880
Total liabilities and stockholders’ equity	$2,336,187	$2,333,558
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(U.S. dollars in thousands, except share and per share data)	2025	2024	2025	2024
Revenue (including related party)	$57,393	$31,258	$118,203	$79,942
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	50,431	41,463	99,262	77,057
Selling, general and administrative	27,429	21,434	51,595	42,701
Depreciation, depletion and amortization	20,777	18,210	42,161	36,595
Start-up costs	761	1,373	1,737	2,660
Advanced projects and development	2,496	1,886	2,970	6,092
Other operating costs and expenses (income), net	(619)	384	(862)	761
Total operating costs and expenses	101,275	84,750	196,863	165,866
Operating loss	(43,882)	(53,492)	(78,660)	(85,924)
Interest expense, net	(5,414)	(6,745)	(13,029)	(9,602)
Gain on early extinguishment of debt	—	—	—	46,265
Other income, net	6,572	12,084	21,790	24,741
Loss before income taxes	(42,724)	(48,153)	(69,899)	(24,520)
Income tax benefit	11,852	14,098	16,379	6,954
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)

Loss per share:
Basic	$(0.19)	$(0.21)	$(0.33)	$(0.10)
Diluted	$(0.19)	$(0.21)	$(0.33)	$(0.28)

Weighted-average shares outstanding:
Basic	163,834,693	165,344,511	163,799,713	169,950,658
Diluted	163,834,693	165,344,511	163,799,713	176,068,146
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(35)	90	(209)	(185)
Foreign currency translation adjustments	10	(50)	10	(50)
Total comprehensive loss	$(30,897)	$(34,015)	$(53,719)	$(17,801)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended June 30, 2025 and 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2025	—	$—	163,445,597	$18	$965,487	$297,654	$(1)	$(227,047)	$1,036,111
Stock-based compensation	—	—	30,358	—	5,571	—	—	—	5,571
Shares used to settle payroll tax withholding	—	—	(10,249)	—	(235)	—	—	—	(235)
Net loss	—	—	—	—	—	(30,872)	—	—	(30,872)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(25)	—	(25)
Balance as of June 30, 2025	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550

Balance as of April 1, 2024	—	$—	165,307,107	$18	$938,209	$402,215	$(130)	$(202,558)	$1,137,754
Stock-based compensation	—	—	35,624	—	5,473	—	—	—	5,473
Shares used to settle payroll tax withholding	—	—	(11,349)	—	(174)	—	—	—	(174)
Net loss	—	—	—	—	—	(34,055)	—	—	(34,055)
Other comprehensive income, net of tax	—	—	—	—	—	—	40	—	40
Balance as of June 30, 2024	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038

	Six months ended June 30, 2025 and 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Stock-based compensation	—	—	464,117	—	13,266	—	—	—	13,266
Shares used to settle payroll tax withholding	—	—	(194,199)	—	(3,877)	—	—	—	(3,877)
Net loss	—	—	—	—	—	(53,520)	—	—	(53,520)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(199)	—	(199)
Balance as of June 30, 2025	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550

Balance as of January 1, 2024	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	270,387	1	13,275	—	—	—	13,276
Shares used to settle payroll tax withholding	—	—	(249,663)	—	(4,124)	—	—	—	(4,124)
Repurchases of common stock	—	—	(13,012,388)	—	—	—	—	(202,558)	(202,558)
Common stock issued for services	—	—	240,663	—	3,737	—	—	—	3,737
Capped call options, net of tax	—	—	—	—	(49,271)	—	—	—	(49,271)
Net loss	—	—	—	—	—	(17,566)	—	—	(17,566)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(235)	—	(235)
Balance as of June 30, 2024	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(U.S. dollars in thousands)	2025	2024
Operating activities:
Net loss	$(53,520)	$(17,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	42,161	36,595
Accretion of discount on short-term investments	(11,462)	(16,317)
Gain on early extinguishment of debt	—	(46,265)
Stock-based compensation expense	12,905	13,170
Amortization of debt issuance costs	2,074	1,891
Lower of cost or net realizable value reserve	6,736	17,753
Deferred income taxes	(17,936)	(6,954)
Other	(5,919)	928
Decrease (increase) in operating assets:
Accounts receivable (including related party)	(2,946)	1,570
Inventories	(52,441)	(41,541)
Government grant receivable	(10,883)	(4,837)
Prepaid expenses, other current and non-current assets	(4,289)	(3,815)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,201	(6,862)
Deferred revenue	24,948	50,000
Deferred government grant	3,313	2,433
Other current and non-current liabilities	(795)	9,533
Net cash used in operating activities	(66,853)	(10,284)
Investing activities:
Additions to property, plant and equipment	(59,473)	(98,326)
Purchases of short-term investments	(683,815)	(833,705)
Proceeds from sales of short-term investments	80,387	90,695
Proceeds from maturities of short-term investments	690,942	852,210
Proceeds from return of investment in equity method investee	9,673	—
Proceeds from sale of property, plant and equipment	4,063	—
Proceeds from government awards used for construction	12,200	96
Net cash provided by investing activities	53,977	10,970
Financing activities:
Proceeds from issuance of long-term debt	—	747,500
Payment of debt issuance costs	—	(16,118)
Payments to retire long-term debt	—	(428,599)
Purchase of capped call options	—	(65,332)
Repurchases of common stock	—	(200,764)
Principal payments on debt obligations and finance leases	(3,857)	(1,197)
Tax withholding on stock-based awards	(3,877)	(4,124)
Net cash provided by (used in) financing activities	(7,734)	31,366
Net change in cash, cash equivalents and restricted cash	(20,610)	32,052
Cash, cash equivalents and restricted cash beginning balance	283,603	264,988
Cash, cash equivalents and restricted cash ending balance	$262,993	$297,040

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$261,535	$295,604
Restricted cash, current	918	1,087
Restricted cash, non-current	540	349
Total cash, cash equivalents and restricted cash	$262,993	$297,040
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
The Materials segment represents the upstream and midstream operations of the Company, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily under the Shenghe Offtake Agreement to Shenghe, a related party of the Company (as such terms are defined in Note 19, “Related-Party Transactions”), that, in turn, typically sold such product to refiners in China. In April 2025, in response to China’s retaliatory tariffs and export controls, the Company made the strategic decision to cease shipments of rare earth concentrate to China. In July 2025, to align with the terms of the DoD Transaction Agreements (as defined in Note 22, “Subsequent Events”) and in further support of its domestic supply chain objectives, the Company agreed to cease all future sales of its products to China and determined it would not exercise its right to extend the term of the Shenghe Offtake Agreement when it expires in January 2026.
The Magnetics segment represents the downstream magnet manufacturing and related operations of the Company, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant. The Magnetics segment began generating revenue from sales of magnetic precursor products to General Motors Company (NYSE: GM) (“GM”) in the U.S. in the first quarter of 2025.
On July 10, 2025, the Company announced a public-private partnership with the United States Department of Defense (the “DoD”), as further described in Note 22, “Subsequent Events.” Under the terms of the agreements with the DoD, the Company will expand its Independence Facility and construct a second domestic magnet manufacturing facility (the “10X Facility”), accelerate and expand its heavy rare earth elements (“HREE”) refining capacity at Mountain Pass, and undertake several other growth initiatives. These commitments are underpinned by the long-term agreements with the DoD, including the purchase in full of all magnets produced at the 10X Facility with a minimum facility EBITDA (as defined in the offtake agreement with the DoD), a floor price commitment for all NdPr products sold or stockpiled, as well as other commitments and features as further described in Note 22, “Subsequent Events.” As part of the agreements with the DoD and as noted above, the Company will cease sales of all products to China and prioritize a vibrant domestic and ex-China supply chain for rare earth products.
The cash flows and profitability of the Company’s operations have historically been significantly affected by the market price of rare earth products, which are generally also impacted by taxes and tariffs. While this volatility will be reduced following the effectiveness of the floor price commitment under the agreements with the DoD, certain exposure to market prices remains. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a primary focus in the Asian market due to the refining, metallization, and magnet manufacturing capabilities of the region. See the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” for additional information. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications.
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
As of June 30, 2025, Shenghe was the principal customer of the Materials segment and accounted for approximately 40% of the Company’s consolidated revenue for the six months ended June 30, 2025, the vast majority of which related to sales of concentrate, versus approximately 80% of the Company’s consolidated revenue for the six months ended June 30, 2024 (see Note 19, “Related-Party Transactions” for additional information). In July 2025, to align with the terms of the DoD Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all further sales of its products to China and determined it would not exercise its right to extend the term of the Shenghe Offtake Agreement when it expires in January 2026.
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
Because the Company’s revenue is primarily derived from the sale of or other arrangements related to rare earth products, shifts in the market price of these products, including the levying of taxes, tariffs, or other fees, may have a significant negative effect on the Company’s results of operations and cash flows, particularly in its Materials segment. Following the Company’s announcement of ceasing shipments of rare earth concentrate to China, rare earth concentrate revenues declined for the three months ended June 30, 2025, and with the cessation of all further sales to China starting in July 2025, the Company continues to focus on further processing the concentrate into separated rare earth products or stockpiling it for future use. However, the price protection commitment provided by the DoD under the DoD Transaction Agreements is designed to dampen the negative effects of these other market factors on the Materials segment, as are the demand-side commitments under the supply agreements with GM, the DoD and Apple with respect to the Magnetics segment.
Revenue Recognition: For certain product sales primarily within the Magnetics segment, the Company receives requests from a customer to temporarily hold purchased products at the Company’s facilities. These products are sold under terms included in bill-and-hold arrangements that may result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture, which is the point in time control of the product transfers to the customer. See Note 14, “Revenue Recognition,” for additional information.
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
Convertible Debt and Embedded Derivatives: The Company accounts for its convertible debt in accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815, “Derivatives and Hedging,” or the substantial premium model in ASC 470-20 applies. When it is determined that an embedded derivative is required to be bifurcated, the Company recognizes the bifurcated embedded derivative, measured at fair value, as a separate derivative asset or liability upon initial recognition and in subsequent periods at fair value with changes in fair value included in profit or loss each reporting period. As of June 30, 2025, the fair value of the redemption feature included in the portion of the 2030 Notes (as defined in Note 10, “Debt Obligations”) that were issued in December 2024 was $4.5 million and is included in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets. The fair value of the same feature as of December 31, 2024, was not material. Changes in the fair value each reporting period are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. See Note 17, “Fair Value Measurements,” for additional information.
Recently Adopted Accounting Pronouncements: During the three and six months ended June 30, 2025, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07 on a retrospective basis as of December 31, 2024, for annual periods, and for interim periods beginning in 2025. See Note 20, “Segment Reporting,” for additional information.
Recently Issued Accounting Pronouncements: The Company is currently evaluating the effect of adopting ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures” and ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments” on its disclosures.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	June 30, 2025				December 31, 2024
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$48,510	$—	$—	$48,510	$1,889	$—	$—	$1,889
Cash equivalents:
Money market funds	108,220	—	—	108,220	164,477	—	—	164,477
U.S. Treasury securities	34,683	1	—	34,684	86,320	17	—	86,337
Commercial paper	69,954	1	(2)	69,953	29,731	8	—	29,739
Certificates of deposit	168	—	—	168	—	—	—	—
Total cash equivalents	213,025	2	(2)	213,025	280,528	25	—	280,553
Total cash and equivalents	261,535	2	(2)	261,535	282,417	25	—	282,442
Short-term investments:
U.S. agency securities	—	—	—	—	2,240	—	—	2,240
U.S. Treasury securities	492,157	5	(40)	492,122	544,410	222	(12)	544,620
Commercial paper	—	—	—	—	16,661	6	—	16,667
Certificates of deposit	—	—	—	—	4,897	2	—	4,899
Total short-term investments	492,157	5	(40)	492,122	568,208	230	(12)	568,426
Total cash, cash equivalents and short-term investments	$753,692	$7	$(42)	$753,657	$850,625	$255	$(12)	$850,868
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and six months ended June 30, 2025, and 2024. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of June 30, 2025, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the three and six months ended June 30, 2025 and 2024.
The Company’s interest and investment income, which is also included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest and investment income(1)	$8,146	$12,402	$16,711	$25,272
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of June 30, 2025, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $596.9 million.

NOTE 4—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Raw materials and supplies, including spare parts	$51,468	$48,400
Mined ore stockpiles	22,257	31,142
Work in process	34,574	14,447
Finished goods	19,749	13,916
Total current inventories	128,048	107,905
Add: Non-current portion(1)	45,224	19,031
Total inventories	$173,272	$126,936
(1)Primarily represents stockpiled ore and stockpiled bastnaesite concentrate that are not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore and stockpiled concentrate amounts were $22.5 million and $10.2 million as of June 30, 2025, respectively, and $12.3 million and zero as of December 31, 2024, respectively.
As of June 30, 2025, and 2024, the Company recorded lower of cost or net realizable value reserves of $6.7 million and $17.8 million, respectively, on certain work in process and finished goods inventories. These amounts represent increases of $3.5 million and $11.8 million from the reserves recorded as of March 31, 2025, and 2024, respectively. The reserves were largely attributable to continued elevated carrying costs of the Company’s production of separated products given the current stage of ramping the midstream operations facilities to normalized production levels. Changes in the reserve are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Land and land improvements	$43,028	$42,789
Buildings and building improvements	99,714	96,961
Machinery and equipment	709,533	662,333
Assets under construction	226,202	202,544
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,516,872	1,443,022
Less: Accumulated depreciation and depletion	(226,782)	(191,526)
Property, plant and equipment, net	$1,290,090	$1,251,496
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $66.2 million and $96.1 million for the six months ended June 30, 2025, and 2024, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 10, “Debt Obligations”). The capitalized expenditures for the six months ended June 30, 2025 and 2024, related primarily to machinery, equipment and assets under construction to support the Company’s Independence Facility, as well as various projects at Mountain Pass, including the separations facility for heavy rare earth elements.
The Company’s depreciation and depletion expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$19,123	$15,094	$37,260	$29,994
Depletion expense	$1,288	$2,763	$4,168	$5,895

There were no property, plant and equipment impairments recognized for the three and six months ended June 30, 2025 and 2024.
NOTE 6—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance, which is included in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets, was zero and $9.1 million, as of June 30, 2025, and December 31, 2024, respectively, and pertained to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. At the time of the initial investment, the Company determined that VREX Holdco was a variable interest entity, but that the Company was not the primary beneficiary. Consequently, the Company did not consolidate VREX Holdco, and instead, accounted for its investment in VREX Holdco under the equity method of accounting as it had the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
The Company’s share of VREX Holdco’s net loss, which was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was not material for the three and six months ended June 30, 2025 and 2024.
In May 2025, the Company sold its 49% interest in VREX Holdco back to VREX Holdco in exchange for a cash payment of $9.7 million. Upon the sale, the Company derecognized its VREX Holdco equity method investment carrying amount and recorded a gain of $1.3 million for the difference between the selling price and the investment’s carrying amount; the gain was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. No impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.
NOTE 7—INTANGIBLE ASSETS
The Company’s intangible assets were as follows:

	June 30, 2025	December 31, 2024
(in thousands)
Intangible assets with definite lives:
Patent and intellectual property license	$8,963	$8,963
Less: Accumulated amortization	(2,191)	(1,593)
Intangible assets, net	$6,772	$7,370
Amortization expense related to amortizing intangible assets was $0.3 million and $0.6 million, respectively, for both the three and six months ended June 30, 2025 and 2024. No impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.
NOTE 8—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of June 30, 2025, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
As of June 30, 2025, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2025 and 2024.
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $7.5 million and $7.2 million as of June 30, 2025, and December 31, 2024, respectively. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.5 million and $51.6 million as of June 30, 2025, and December 31, 2024, respectively.

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
As of June 30, 2025, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.78%. There were no significant changes in the estimated remaining costs for the three and six months ended June 30, 2025 and 2024.
The total estimated aggregate undiscounted cost of $39.0 million and $39.5 million as of June 30, 2025, and December 31, 2024, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $18.1 million as of both June 30, 2025, and December 31, 2024. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of June 30, 2025, and December 31, 2024, the Company had financial assurance requirements of $45.4 million and $45.5 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 9—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Accrued payroll and related	$13,772	$17,370
Accrued construction costs	40,307	36,016
Accrued taxes	2,162	4,039
Other accrued liabilities	18,206	7,302
Accrued liabilities	$74,447	$64,727
NOTE 10—DEBT OBLIGATIONS
The Company’s long-term debt, net, was as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,699	$(265)	$67,434	$67,699	$(440)	$67,259
Convertible Notes due 2030	862,793	(19,424)	843,369	862,793	(21,323)	841,470
Total long-term debt	$930,492	$(19,689)	910,803	$930,492	$(21,763)	908,729
Less: Current portion			(67,434)			—
Total long-term debt, net of current portion			$843,369			$908,729

Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
In March 2024, contemporaneous with the pricing of the 2030 Notes (as defined below), the Company entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price the Company paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, the Company repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases in the first quarter of 2024, the Company recorded a $46.3 million gain on early extinguishment of debt included within the Company’s unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of June 30, 2025, the 2026 Notes are included in “Current portion of long-term debt” within the Company’s unaudited Condensed Consolidated Balance Sheets due to the 2026 Notes becoming convertible within one year.
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
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events.
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
Interest cost related to the Convertible Notes was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Coupon interest	$6,513	$5,737	$13,026	$7,651
Amortization of debt issuance costs	1,041	978	2,074	1,891
Convertible Notes interest cost	$7,554	$6,715	$15,100	$9,542
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The remaining terms of the 2026 Notes and the 2030 Notes were 0.8 year and 4.7 years, respectively, as of June 30, 2025.
As of both June 30, 2025, and December 31, 2024, accrued and unpaid interest pertaining to the Convertible Notes was $8.7 million, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Equipment Notes
In December 2024, the Company entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which the Company may use only to finance agreed-upon equipment. During the six months ended June 30, 2025, the Company executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of June 30, 2025, the Company had no available borrowing capacity under the Uncommitted Credit Facility. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 years to 6 years and fixed interest rates of between 6.7% and 7.4% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 21, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2025	December 31, 2024
(in thousands)
Equipment notes
Current	$3,800	$2,098
Non-current	22,403	539
	$26,203	$2,637
As of June 30, 2025, none of the agreements governing the Company’s indebtedness contain financial covenants.

NOTE 11—LEASES
The Company has operating and finance leases for corporate office space, warehouses, vehicles and equipment used in its operations. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of June 30, 2025, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No right-of-use asset impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.
Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating and finance leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	June 30, 2025	December 31, 2024
(in thousands)
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$9,139	$8,680

Operating lease liability, current	Other current liabilities	$1,411	$1,066
Operating lease liability, non-current	Operating lease liabilities	6,016	5,798
Total operating lease liabilities		$7,427	$6,864

Finance leases:
Right-of-use assets	Other non-current assets	$769	$905

Finance lease liability, current	Other current liabilities	$158	$517
Finance lease liability, non-current	Other non-current liabilities	183	218
Total finance lease liabilities		$341	$735
NOTE 12—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 27.7% and 23.4% for the three and six months ended June 30, 2025, respectively, as compared to 29.3% and 28.4% for the three and six months ended June 30, 2024, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and future reversals of existing taxable temporary differences, are considered in assessing its ability to realize its net deferred tax assets. As of June 30, 2025, the Company provided a valuation allowance against certain state tax credits that it believes, based on the weight of available evidence, are not more likely than not to be realized.
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
NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue category by segment
Materials segment
Rare earth concentrate	$11,877	$24,426	$41,992	$64,502
NdPr oxide and metal	25,045	6,531	49,366	14,858
Other revenue	610	301	1,793	582
Total Materials segment revenue	$37,532	$31,258	$93,151	$79,942
Magnetics segment
Magnetic precursor products	$19,861	$—	$25,052	$—
Total revenue	$57,393	$31,258	$118,203	$79,942
Rare earth concentrate revenue was primarily generated from sales to Shenghe under the Shenghe Offtake Agreement. The sales price of rare earth concentrate sold to Shenghe was based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT and estimated exchange rate between the Chinese yuan and the U.S. dollar, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from individual sales agreements as well as sales made under the Company’s distribution agreement with Sumitomo Corporation of Americas.
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM. During the three and six months ended June 30, 2025, the Company recognized $19.9 million and $25.1 million, respectively, of revenue under a bill-and-hold arrangement, under which control of the product transfers to the customer, but the product remains in the physical possession of the Company. The performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to GM. There were no bill-and-hold transactions during the three and six months ended June 30, 2024.
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

The following table summarizes the activity of the Company’s deferred revenue:

(in thousands)	For the six months ended June 30,
	2025	2024
Beginning balance(1)	$100,000	$—
Additions to deferred revenue	50,000	50,000
Revenue recognized during the period(2)	(25,052)	—
Ending balance(1)	$124,948	$50,000

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) All of the revenue recognized during the period was included in the beginning deferred revenue balance. For the three months ended June 30, 2025, and 2024, the Company recognized $19.9 million and zero, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million in April 2025 and $100.0 million during the year ended December 31, 2024, for magnetic precursor products. The $50.0 million received in April 2025 was the final prepayment for magnetic precursor products under the long-term agreement with GM.
As of June 30, 2025, the Company classified $79.9 million of the $124.9 million total remaining prepayment as current deferred revenue and $45.1 million as non-current deferred revenue in its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied. The Company currently estimates that the performance obligations associated with the current deferred revenue will be satisfied within one year after June 30, 2025, and between approximately one and two years after the same date for the non-current deferred revenue. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon the timing of the production ramp of NdPr metal at the Independence Facility. There were no other deferred revenue balances as of both June 30, 2025 and December 31, 2024.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants: In February 2022, the Company was awarded a $35.0 million contract by the Department of Defense Office of Industrial Base Analysis and Sustainment program to design and build a facility to process heavy rare earth elements (“HREE”) at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the six months ended June 30, 2025, the Company received $12.2 million from the DoD under the HREE Production Project Agreement. No such funds were received from the DoD during the six months ended June 30, 2024.
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
As of June 30, 2025, and December 31, 2024, the government grant receivable balance and deferred government grant within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit. The non-current portion of government grant receivable, which is included in “Other non-current assets,” was $11.4 million and zero as of June 30, 2025 and December 31, 2024, respectively. The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.3 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively.
The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$3,855	$1,936	$7,118	$2,405
Selling, general and administrative	$75	$—	$452	$—
Depreciation, depletion and amortization	$549	$461	$1,084	$916

NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
In March 2024, the Company’s Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. In August 2024, the Company’s Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The Program was also extended and was effective until August 30, 2026. The authorization did not require the purchase of any minimum number of shares.
As of June 30, 2025, $375.0 million was available for additional share repurchases under the Program. On July 11, 2025, pursuant to the terms of the DoD Transaction Agreements, the Company terminated the Program. See Note 22, “Subsequent Events” for additional information regarding the DoD Transaction Agreements.
During the six months ended June 30, 2024, the Company repurchased 13.0 million shares of its common stock at an aggregate cost of $200.8 million. Of the number of shares repurchased during the six months ended June 30, 2024, 12.3 million were repurchased in March 2024 contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions. No shares were repurchased during the three and six months ended June 30, 2025 and the three months ended June 30, 2024.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of June 30, 2025, the Company has not issued any stock options or SARs and there were 4,688,821 shares available for future grants under the 2020 Incentive Plan.
Performance-Based PSUs: In March 2025, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2025 Performance Share Plan”). Pursuant to the 2025 Performance Share Plan, during the six months ended June 30, 2025, the Company granted 235,533 of performance-based PSUs at target, all of which cliff vest after a requisite performance period of three years. The performance-based PSUs have a requisite service period of approximately three years and have the potential to be earned in 50% increments between 0% and 200% of the number of granted awards depending on the achievement of the performance conditions. The fair value of these performance-based PSUs was determined using the Company’s stock price on the grant date.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$714	$617	$2,748	$2,076
Selling, general and administrative	4,586	4,776	9,701	10,538
Start-up costs	127	121	331	235
Advanced projects and development	125	189	125	321
Total stock-based compensation expense	$5,552	$5,703	$12,905	$13,170

Stock-based compensation capitalized to property, plant and equipment, net(1)	$957	$(230)	$2,236	$106
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

Valuation Assumptions:	June 30, 2025
Expected volatility	60.9%
Risk-free interest rate	3.8%
Discount rate	8.8%
Dividend yield	—%
Term to maturity	4.7 years
Stock price	$33.27
Convertible Notes
The fair value of the Company’s Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.

Equipment Notes
The fair value of the Company’s equipment notes is based on inputs that are directly observable for substantially the full term of the liability and is classified as a Level 2 measurement. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair values of liabilities classified within Level 2 of the fair value hierarchy.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$261,535	$261,535	$261,535	$—	$—
Short-term investments	$492,122	$492,122	$492,122	$—	$—
Restricted cash	$1,458	$1,458	$1,458	$—	$—
Derivative instrument	$4,468	$4,468	$—	$—	$4,468
Financial liabilities:
2026 Notes	$67,434	$69,864	$69,864	$—	$—
2030 Notes	$843,369	$1,495,333	$1,495,333	$—	$—
Equipment notes	$26,203	$26,745	$—	$26,745	$—

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,442	$282,442	$282,442	$—	$—
Short-term investments	$568,426	$568,426	$568,426	$—	$—
Restricted cash	$1,161	$1,161	$1,161	$—	$—
Financial liabilities:
2026 Notes	$67,259	$63,528	$63,528	$—	$—
2030 Notes	$841,470	$902,395	$902,395	$—	$—
Equipment notes	$2,637	$2,596	$—	$2,596	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

(in thousands)	Derivative Instrument
Balance as of January 1, 2025	$—
Included in earnings(1)	4,468
Balance as of June 30, 2025	$4,468
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Weighted-average shares outstanding, basic	163,834,693	165,344,511	163,799,713	169,950,658
Assumed conversion of 2026 Notes	—	—	—	6,117,488
Weighted-average shares outstanding, diluted	163,834,693	165,344,511	163,799,713	176,068,146
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings or loss per share because to do so would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
2030 Notes	39,683,215	34,380,440	39,683,215	34,380,440
Restricted stock	—	342,601	—	342,601
RSUs	1,765,358	1,869,835	1,765,358	1,869,835
PSUs	397,729	—	397,729	—
Total	41,846,302	36,592,876	41,846,302	36,592,876
The following table presents the calculation of basic and diluted earnings or loss per share for the Company’s common stock:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Calculation of basic loss per share:
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)
Weighted-average shares outstanding, basic	163,834,693	165,344,511	163,799,713	169,950,658
Basic loss per share	$(0.19)	$(0.21)	$(0.33)	$(0.10)

Calculation of diluted loss per share:
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)
Interest expense, net of tax(1):
2026 Notes(2)	—	—	—	760
Gain on early extinguishment of debt(1)(2)(3)	—	—	—	(33,145)
Diluted loss	$(30,872)	$(34,055)	$(53,520)	$(49,951)
Weighted-average shares outstanding, diluted	163,834,693	165,344,511	163,799,713	176,068,146
Diluted loss per share	$(0.19)	$(0.21)	$(0.33)	$(0.28)
(1)The six months ended June 30, 2024, were tax-effected at a rate of 28.4%.
(2)The 2026 Notes were antidilutive for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024. Convertible debt becomes antidilutive whenever the combined impact of interest expense and any gains or losses recognized on actual settlements of convertible debt (net of tax) per common share obtainable upon conversion exceeds basic earnings or loss per share.
(3)Pertains to the 2026 Notes, a portion of which were repurchased during the six months ended June 30, 2024.
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Options are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes. The Company has not exercised any of the Capped Call Options as of June 30, 2025.

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
NOTE 19—RELATED-PARTY TRANSACTIONS
Shenghe Offtake Agreement: In January 2024, the Company entered into an offtake agreement (the “Shenghe Offtake Agreement”) with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange. The Shenghe Offtake Agreement replaced and extended the offtake agreement with Shenghe entered into in March 2022.
Pursuant to the Shenghe Offtake Agreement, and subject to certain exclusions, Shenghe was obligated to purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe was required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may have sold all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. Under the Shenghe Offtake Agreement, Shenghe was paid a variable commission on net proceeds to the Company.
In April 2025, in response to China’s retaliatory tariffs and export controls, the Company announced the strategic decision to cease shipments of rare earth concentrate to China, which significantly reduced the sales made to Shenghe under the terms of the Shenghe Offtake Agreement for the three months ended June 30, 2025. Furthermore, in July 2025, to align with the terms of the DoD Transaction Agreements, the Company ceased making any additional sales under the Shenghe Offtake Agreement and determined that it would not exercise its right to extend the term of the Shenghe Offtake Agreement when it expires in January 2026. See Note 22, “Subsequent Events” for additional information regarding the DoD Transaction Agreements.
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
During the second quarter of 2025, after all required regulatory approvals were received, the Company sold its 49% interest in VREX Holdco in exchange for a cash payment of $9.7 million. See Note 6, “Equity Method Investment,” for additional information.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
Rare earth concentrate	$11,877	$24,426	$41,992	$64,502
NdPr oxide and metal	$518	$1,699	$9,315	$2,245
Cost of sales (excluding depreciation, depletion and amortization)	$8,637	$21,477	$31,461	$40,709
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process, as well as other materials from Shenghe in the ordinary course of business. Total purchases were zero and $16.1 million for the three and six months ended June 30, 2025, respectively, as compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2024, respectively.

Accounts Receivable: As of June 30, 2025, and December 31, 2024, $8.1 million and $14.9 million, respectively, of the accounts receivable as stated within the Company’s unaudited Condensed Consolidated Balance Sheets, were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
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
The Materials segment operates Mountain Pass, which produces refined rare earth products as well as rare earth concentrate and related products. The Materials segment generates revenue primarily from (i) sales of rare earth concentrate, which was historically primarily sold for further distribution to a single customer in China, and (ii) sales of NdPr oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. Refer to the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” and Note 19, “Related-Party Transactions,” for additional information.
The Magnetics segment operates the Independence Facility, where the Company produces and sells magnetic precursor products and anticipates manufacturing NdFeB permanent magnets by the end of 2025. The first sales of magnetic precursor products, including NdPr metal, were made to GM and were recognized during the first quarter of 2025.
The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated income or loss before income taxes for the three and six months ended June 30, 2025 and 2024, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended June 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$37,532	$19,861	$57,393
Total consolidated revenues			$57,393
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	40,264	8,918
Selling, general and administrative (excluding stock-based compensation expense)(2)	9,542	2,686
Other segment items(3)	404	168
Segment Adjusted EBITDA	$(12,678)	$8,089	(4,589)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(7,946)
Depreciation, depletion and amortization			(20,777)
Interest expense, net			(5,414)
Stock-based compensation expense			(5,427)
Initial start-up costs			(634)
Transaction-related and other costs			(5,128)
Accretion of asset retirement and environmental obligations			(372)
Gain on disposals of long-lived assets, net			991
Other income, net			6,572
Loss before income taxes			$(42,724)

Segment capital expenditures	$12,581	$16,417	$28,998
Other capital expenditures(5)			8
Total capital expenditures for the three months ended June 30, 2025			$29,006
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $0.7 million for the three months ended June 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2025, was $4.6 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

	For the three months ended June 30, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$31,258	$—	$31,258
Total consolidated revenues			$31,258
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	40,844	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	7,728	1,900
Other segment items(3)	288	924
Segment Adjusted EBITDA	$(17,602)	$(2,824)	(20,426)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(6,634)
Depreciation, depletion and amortization			(18,210)
Interest expense, net			(6,745)
Stock-based compensation expense			(5,703)
Initial start-up costs			(1,252)
Transaction-related and other costs			(883)
Accretion of asset retirement and environmental obligations			(230)
Loss on disposals of long-lived assets, net			(154)
Other income, net			12,084
Loss before income taxes			$(48,153)

Segment capital expenditures	$30,836	$15,652	$46,488
Total capital expenditures for the three months ended June 30, 2024			$46,488
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $0.6 million for the three months ended June 30, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2024, was $4.8 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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

	For the six months ended June 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$93,151	$25,052	$118,203
Total consolidated revenues			$118,203
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	84,741	11,294
Selling, general and administrative (excluding stock-based compensation expense)(2)	16,551	4,971
Other segment items(3)	779	205
Segment Adjusted EBITDA	$(8,920)	$8,582	(338)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(14,893)
Depreciation, depletion and amortization			(42,161)
Interest expense, net			(13,029)
Stock-based compensation expense			(12,780)
Initial start-up costs			(1,406)
Transaction-related and other costs			(7,944)
Accretion of asset retirement and environmental obligations			(745)
Gain on disposals of long-lived assets, net			1,607
Other income, net			21,790
Loss before income taxes			$(69,899)

Segment capital expenditures	$27,924	$31,541	$59,465
Other capital expenditures(5)			8
Total capital expenditures for the six months ended June 30, 2025			$59,473
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.7 million for the six months ended June 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2025, was $9.7 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

	For the six months ended June 30, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$79,942	$—	$79,942
Total consolidated revenues			$79,942
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	75,009	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	14,479	3,869
Other segment items(3)	717	1,662
Segment Adjusted EBITDA	$(10,263)	$(5,531)	(15,794)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(12,499)
Depreciation, depletion and amortization			(36,595)
Interest expense, net			(9,602)
Stock-based compensation expense			(13,170)
Initial start-up costs			(2,425)
Transaction-related and other costs			(4,680)
Accretion of asset retirement and environmental obligations			(461)
Loss on disposals of long-lived assets, net			(300)
Gain on early extinguishment of debt			46,265
Other income, net			24,741
Loss before income taxes			$(24,520)

Segment capital expenditures	$67,711	$30,615	$98,326
Total capital expenditures for the six months ended June 30, 2024			$98,326
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.1 million for the six months ended June 30, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024, was $10.5 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$12,231	$910
Cash payments related to income taxes, net - state	$136	$—
Change in construction payables and accrued construction costs	$6,681	$(2,211)
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$27,029	$—
Common stock issued in exchange for financial advisory services	$—	$3,737
Operating right-of-use assets obtained in exchange for lease liabilities	$1,451	$—
Excise tax obligation related to repurchases of common stock	$—	$1,794
NOTE 22—SUBSEQUENT EVENTS
Public Offering of Common Stock
On July 18, 2025, the Company completed an underwritten public offering, with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of several underwriters (collectively, the “Underwriters”), relating to the issuance of 11,818,181 shares of the Company’s common stock, par value $0.0001 per share, at a price to the public of $55.00 per share (the “Offering”). The Underwriters purchased the shares of common stock at a price of $53.35 per share. The Company also granted the Underwriters a 30-day option, which was exercised in full, to purchase up to an additional 1,772,727 shares of its common stock, solely to cover over-allotments, at the same price of $53.35. The net proceeds to the Company from the Offering were approximately $724 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company currently intends to use the net proceeds from the Offering to fund the acceleration and expansion of its operations, including the 10X Facility (as defined below), for strategic growth opportunities and for general corporate purposes.
Agreement with Apple Inc.
On July 14, 2025, the Company entered into a definitive, long-term supply agreement with Apple for the development, manufacture, and supply of magnets from the Company’s Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200 million for the purchase of magnets from the Company.
Public-Private Partnership with U.S. Department of Defense
On July 9, 2025, the Company entered into definitive agreements (collectively, the “DoD Transaction Agreements”) establishing a transformational public-private partnership with the DoD to accelerate the development of a fully integrated domestic rare earth magnet supply chain and to reduce reliance on foreign imports (the “DoD Transactions”). The DoD Transactions consist of a comprehensive, long-term package of commitments from the DoD, including equity investments, loan financing, purchase commitments, and pricing support. The key terms of the DoD Transactions are as follows:
•Convertible Preferred Equity and Warrant: The DoD purchased $400 million of a newly-created series of the Company’s convertible preferred stock and received a warrant to purchase up to approximately 11.2 million additional shares of the Company’s common stock. The initial conversion and exercise price for the preferred shares and warrant is $30.03 per share. The warrant is exercisable for a period of 10 years. Upon full conversion and exercise, the DoD would hold approximately 15% of the Company’s outstanding common stock (on an as-converted and as-exercised basis as of July 9, 2025).
•10-Year NdPr Price Floor Commitment: The DoD committed to a 10-year price floor of $110 per kilogram for the Company’s NdPr products beginning in the fourth quarter of 2025, providing earnings stability and mitigating market price volatility.

•10-Year Magnet Offtake Agreement: The DoD agreed to ensure (i) that 100% of the magnets produced at the Company’s planned 10X Magnet Manufacturing Facility (“10X Facility”) will be purchased by the DoD, or another third party with the DoD’s consent, for a period of 10 years following the facility’s commissioning and (ii) that the 10X Facility will generate at least $140 million of EBITDA (as defined in the offtake agreement with the DoD) on an annual basis, adjusted 2% annually beginning 2026.
•Loan Financing: The Company received $150 million in loan proceeds from the DoD, which will support the expansion of heavy rare earth separation capabilities at Mountain Pass.
•Debt Commitment for Facility Construction: JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA have issued a commitment letter to provide up to $1.0 billion in financing for the construction of the 10X Facility. The commitment was subsequently reduced by the amount of the net proceeds from the Offering.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, the OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the phase-out of the 45X Credit by 2034. The Company is currently evaluating the impact of the OBBBA on its unaudited Condensed Consolidated Financial Statements, and the results of such evaluations will be reflected in the Company’s Form 10-Q for the three and nine months ended September 30, 2025, the periods in which the OBBBA was enacted.

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
The Materials segment represents our upstream and midstream operations, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily to a single customer in China. In April 2025, in response to China’s retaliatory tariffs and export controls, we made the strategic decision to cease shipments of rare earth concentrate to China. In July 2025, to align with the terms of the DoD Transaction Agreements (as defined below) and in further support of our domestic supply chain objectives, we agreed to cease all future sales of products to China. See the “Recent Developments” and “Liquidity and Capital Resources” sections for further details.
The Magnetics segment represents our downstream magnet manufacturing and related operations, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant, where we produce and sell magnetic precursor products and anticipate manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S., in the first quarter of 2025.
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
Recent Developments
Public Offering of Common Stock
On July 18, 2025, we completed an underwritten public offering, with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. as representatives of several underwriters (collectively, the “Underwriters”), relating to the issuance of 11,818,181 shares of our common stock, par value $0.0001 per share, at a price to the public of $55.00 per share (the “Offering”). The Underwriters purchased the shares of our common stock at a price of $53.35 per share. We also granted the underwriters a 30-day option, which was exercised in full, to purchase up to an additional 1,772,727 shares of our common stock, solely to cover over-allotments, at the public offering price less the underwriting discount. Our net proceeds from the Offering are expected to be approximately $724 million, after deducting our underwriting discounts and commissions and other estimated offering expenses. We currently intend to use the net proceeds from the Offering to fund the acceleration and expansion of our operations, including the 10X Facility (as such term is defined below), for strategic growth opportunities and for general corporate purposes.
Agreement with Apple Inc.
On July 14, 2025, we entered into a definitive, long-term supply agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”) for the development, manufacture, and supply of magnets from our Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200 million for the purchase of magnets from us.
Public-Private Partnership with U.S. Department of Defense
On July 9, 2025, we entered into definitive agreements (collectively, the “DoD Transaction Agreements”) establishing a transformational public-private partnership with the United States Department of Defense (the “DoD”) to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoD Transactions”).
Development, Supply and Pricing Commitments
As part of the DoD Transactions, we agreed to use reasonable best efforts to build our planned 10X Magnet Manufacturing Facility (the “10X Facility”) to produce sintered NdFeB permanent magnet blocks and/or other finished magnets. Additionally, we agreed to use reasonable best efforts to (i) expand heavy rare earth elements (“HREE”) refining capacity at Mountain Pass, which, after the DoD extends the Samarium Project Loan (as defined below) to us in accordance with the DoD Transaction Agreements, will include separation of samarium oxide, (ii) recommission the chlor-alkali facilities at Mountain Pass and (iii) expand capacity at the Independence Facility to a projected 3,000 metric tons (“MTs”) of magnets annually. We have also agreed to use up to $600 million of our existing cash to fund these projects.
Under the NdPr price floor protection agreement (the “PPA”), the DoD will pay us a quarterly payment per kilogram (“KG”) of NdPr produced by us equal to the shortfall between $110 per KG and the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA). If, after the 10X Facility reaches full production capacity, the Benchmark Quarterly Average Volume Weighted Price for the prior quarter exceeds $110 per KG, the DoD will be entitled to receive 30% of the NdPr sales price which exceeds $110 per KG. The term of the PPA will commence on the first day of the fourth quarter of 2025 and will continue for ten years and will apply to all of our products that contain NdPr (i.e., concentrate, oxide and metal).
The PPA provides that we will prioritize the supply of NdPr first to magnet manufacturing, with excess volumes remaining available for sale to commercial customers, subject to a prohibition on sales to certain Restricted Buyers (as defined in the PPA) and certain other obligations.
Pursuant to the terms of the offtake agreement (the “DoD Offtake Agreement”), the DoD agreed to purchase the entire quantity of magnets produced at the 10X Facility; provided however, that up to 100% of magnet production may be syndicated to commercial and other customers under certain conditions. The DoD Offtake Agreement has a term of ten years following the Commercial Operation Date (as defined in the DoD Offtake Agreement) of the 10X Facility. In accordance with the DoD Offtake Agreement, the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoD Offtake Agreement) on an annual basis after reaching full production capacity, adjusted annually in each calendar year following 2025 for inflation at a rate equal to 2% (the “Threshold EBITDA Amount”). The DoD will also acquire magnets from us at a price equal to the production costs incurred in connection with the production of magnets at the 10X Facility.
The DoD will make quarterly payments to us in an amount equal to 25% of the applicable Threshold EBITDA Amount. Once the 10X Facility begins producing magnets at target levels, in the event that any portion of the magnet production from the 10X Facility in an applicable year is syndicated to third-party purchasers, the DoD will be entitled to receive (i) the first $30 million of EBITDA attributed to the 10X Facility magnet production that exceeds the Threshold EBITDA Amount (the “Initial Excess Amount”) and (ii) 50% of the EBITDA attributable to the 10X Facility magnet production that exceeds the Initial Excess Amount on an annual basis in that year. Before the Commercial Operation Date, the DoD will also make payments in respect of certain incremental costs incurred by us including in connection with the engineering, development and start up of the 10X Facility and for designing magnets to the DoD’s specifications, with such payments being capped at $30 million in any calendar year. The DoD Offtake Agreement also prohibits magnet sales to certain Restricted Buyers and imposes certain other obligations.

We also agreed to terminate our existing share repurchase program and to cease making sales under the Shenghe Offtake Agreement (as defined in Note 19, “Related-Party Transactions,” in the notes to the unaudited Condensed Consolidated Financial Statements), which expires in January 2026, and will not be renewed.
Financings
As part of the financing for the projects described above, we sold to the DoD $400 million of newly created Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is convertible by the initial holder thereof at any time and from time to time after 45 days of issuance into approximately 13.3 million shares of our common stock, subject to customary adjustments for stock splits, combinations, non-cash dividends and certain corporate transactions.
Shares of the Series A Preferred Stock accrue cumulative dividends at a rate of 7.0% per year (the “Dividend Rate”), compounding quarterly and payable solely in-kind through an increase to the stated value of each share of Series A Preferred Stock (each such Dividend, a “PIK Dividend”). While the terms of the Series A Preferred Stock do not restrict the payment of cash dividends by the Company, within the first 15 business days of each new fiscal year, we will pay to the holder of each share of Series A Preferred Stock, on an as-converted basis, cash per share of common stock representing the amount, if any, by which the annual yield of the aggregate cash dividends paid by us on each share of common stock in the prior fiscal year exceeded the Dividend Rate.
At any time after the five year anniversary of issuance, if the closing price per share of common stock exceeds 150% of the then-current conversion price for at least 20 trading days in any period of 30 consecutive trading days, we will have the option to require all or any portion of the then-outstanding shares of Series A Preferred Stock be converted into common stock at the then-current conversion price, subject to certain liquidity and other conditions.
We also issued a warrant (the “Warrant”) to the DoD, exercisable at any time and from time to time after 45 days of issuance for a period of 10 years for up to 11,201,659 shares of our common stock, at an initial exercise price of $30.03 per share, such price subject to certain anti-dilution adjustments. In the aggregate, the common stock into which the Series A Preferred Stock is initially convertible and for which the Warrant is initially exercisable collectively represent 15% of the issued and outstanding shares of our common stock as of July 9, 2025 without giving effect to the issuance of such shares.
In addition to the issuance of securities, JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA agreed to provide committed secured financing, subject to customary terms and conditions, in an amount equal to, in the aggregate, at least $1 billion, $650 million of which will, pursuant to the terms of the committed secured financing, be specifically allocated to the construction of the 10X Facility; provided, that such $1 billion may be reduced on a dollar-for-dollar basis for certain equity and/or debt raises (including the proceeds from the Offering discussed above) and certain unrestricted cash that is not segregated or otherwise earmarked for use as contemplated by the DoD Transaction Agreements.
We also received a loan from the DoD in the aggregate principal amount of $150 million (the “Samarium Project Loan”), pursuant to an unsecured promissory note (the “Promissory Note”) maturing 12 years after issuance. Interest will accrue on the Samarium Project Loan at a rate equal to the 10-year U.S. Treasury constant maturity rate plus 1.00% and will be payable in cash quarterly in arrears.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, the OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the phase-out of the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) by 2034. We are currently evaluating the impact of the OBBBA on our business, results of operations and financial position, and the results of such evaluations will be reflected in our unaudited Condensed Consolidated Financial Statements in the third quarter of 2025, the period in which the OBBBA was enacted.
VREX Holdco Equity Method Investment Exit
During the second quarter 2025, after all required regulatory approvals were received, we sold our 49% interest in VREX Holdco Pte. Ltd. (“VREX Holdco”) back to VREX Holdco in exchange for a cash payment equal to our initial investment amount of $9.7 million. See Note 6, “Equity Method Investment,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Cessation of Shipments to China and Stockpiling of Rare Earth Concentrate
In response to China’s retaliatory tariffs and export controls introduced in April 2025, we announced the strategic decision to cease shipments of rare earth concentrate to China. Historically, through our Materials segment, we sold the vast majority of our rare earth concentrate to a single, principal customer in China under the terms of the Shenghe Offtake Agreement. In July 2025, to align with the terms of the DoD Transaction Agreements and in further support of our domestic supply chain objectives, we ceased all further sales of our products to China and determined we would not exercise our right to extend the term of the Shenghe Offtake Agreement when it expires in January 2026.
We continue to produce concentrate, and to the extent not sold or further processed and sold as separated product, we will stockpile that concentrate for future use. In addition, we are prioritizing accelerating our downstream operations, as well as focusing on generating sales of separated products to customers.
The cessation of shipments had, at least in the short-term, a material negative impact on our business, operating results, financial performance and financial condition, cash flows and liquidity.
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
Demand for REE
The key demand drivers for REE are a diverse array of growing end markets, including electric mobility; physical AI; industrial, consumer and professional service robotics; renewable power generation; energy-efficient motors, pumps, and compressors; consumer and medical applications; critical defense systems; and catalysts and phosphors. Accordingly, the demand for our products may be impacted by demand for these downstream products, particularly the continued growth in xEVs. Despite the current macroeconomic conditions, we continue to believe that we benefit from the growth of the rare earth market, particularly the market for NdPr and permanent magnets, and from several demand tailwinds for REE. These include the trend toward electrification; implementation of physical AI; geographic supply chain diversification, particularly in relation to China; the U.S. government initiatives to restore domestic supply of critical minerals; and the increasing requirement for environmentally-conscious production methods.
Furthermore, as mentioned in the “Recent Developments” section above, in April 2025, China imposed export controls, which included export restrictions on seven heavy REE and certain magnet materials containing heavy REE. The new restrictions require companies to secure special export licenses to export the specified REE and magnet materials containing heavy REE. This development has led to several market trends, which may or may not be permanent, including disruptions in supply chains, shortages of rare earth elements, potential price volatility, and an increased demand for alternative supply chains outside of China, all of which, if sustained, may have a material impact on the demand for our products.
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

Maximizing Upstream (“Stage I”) and Midstream (“Stage II”) Production Efficiency
Following the implementation of our Stage I optimization plan, we have achieved at least 40,000 MTs of annual REO Production Volume since 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which allowed us to achieve record production levels in 2024 and the first half of 2025. Our Stage I optimization plan has enabled us to achieve what we believe to be world-class production cost levels for rare earth concentrate.
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
As part of our partnership with the DoD, we have committed to further expand our refining capacity to include the separation of samarium oxide and to expand and recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple, we will continue to develop and install scaled recycling capabilities at Mountain Pass.
We currently generate our revenue primarily from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows.
Development of Our Downstream Manufacturing Capabilities (“Stage III”)
We are completing the installation of equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr metal into magnets, while incorporating magnet recycling capabilities. These initiatives support our long-term plans to become a leading global source for rare earth magnets. We believe this vertical integration is a core competitive advantage in the production of a critical industrial output. We expect our downstream manufacturing efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains, such as through our agreements with the DoD and Apple described in the “Recent Developments” section above.
In December 2024, we commissioned our electrowinning capability to produce NdPr metal from NdPr oxide at Independence. Further, we introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, we recently began trial production of automotive-grade, sintered NdFeB magnets at our new product introduction (“NPI”) facility within Independence. We began generating revenue from sales of magnetic precursor products in the first quarter of 2025. We expect to continue generating revenue from these sales ahead of commissioning of our magnet manufacturing capabilities at the Independence Facility, which are targeted to enter service at the end of 2025. As part of our partnership with the DoD, we committed to continue the expansion in capacity of the Independence Facility to a projected 3,000 MTs of magnets annually and to commence construction of the 10X Facility. Following commissioning of these capabilities and qualification of our finished magnets, we expect to generate revenue primarily from the sale of finished magnets.
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
NdPr Realized Price per KG
We calculate the NdPr Realized Price per KG for a given period as the quotient of: (i) our Materials segment NdPr oxide and metal sales, which are determined in accordance with GAAP, for a given period and (ii) our NdPr Sales Volume for the same period. NdPr Realized Price per KG is an important measure of the market price of our NdPr products. In the future, NdPr Realized Price per KG for the Materials segment is expected to include sales made to the Magnetics segment.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Consolidated Results

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except per share data and percentages)	2025	2024	$	%	2025	2024	$	%
Total revenue	$57,393	$31,258	$26,135	84%	$118,203	$79,942	$38,261	48%
Net loss	$(30,872)	$(34,055)	$3,183	9%	$(53,520)	$(17,566)	$(35,954)	(205)%
Basic loss per share	$(0.19)	$(0.21)	$0.02	10%	$(0.33)	$(0.10)	$(0.23)	(230)%
Diluted loss per share	$(0.19)	$(0.21)	$0.02	10%	$(0.33)	$(0.28)	$(0.05)	(18)%

Adjusted EBITDA(1)	$(12,535)	$(27,060)	$14,525	54%	$(15,231)	$(28,293)	$13,062	46%
Adjusted Net Loss(1)	$(21,374)	$(28,036)	$6,662	24%	$(41,272)	$(35,528)	$(5,744)	(16)%
Adjusted Diluted EPS(1)	$(0.13)	$(0.17)	$0.04	24%	$(0.25)	$(0.21)	$(0.04)	(19)%

(1) Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Revenue
Rare earth concentrate revenue consists of sales of traditional and roasted rare earth concentrate. For the majority of our sales of rare earth concentrate, the sales price is based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT, with an adjustment for the ultimate market price of the product realized upon final sale, including the impact of changes in the exchange rate between the Chinese Yuan and the U.S. dollar.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Rare earth concentrate	$11,877	$24,426	$(12,549)	(51)%	$41,992	$64,502	$(22,510)	(35)%
NdPr oxide and metal	25,045	6,531	18,514	283%	49,366	14,858	34,508	232%
Magnetic precursor products	19,861	—	19,861	N/M	25,052	—	25,052	N/M
Other revenue	610	301	309	103%	1,793	582	1,211	208%
Total revenue	$57,393	$31,258	$26,135	84%	$118,203	$79,942	$38,261	48%

N/M = Not meaningful.
Total revenue increased for the three and six months ended June 30, 2025, as compared to the respective prior year periods, as a result of ramping production of separated products throughout 2024, resulting in higher NdPr oxide and metal revenue in the current year. Additionally, during the three and six months ended June 30, 2025, we began recognizing revenue from the sales of magnetic precursor products, with no comparable revenue in the respective prior year periods. These increases were partially offset by the decreases in rare earth concentrate revenues, impacted by the strategic decision to cease shipments of rare earth concentrate to China as well as by the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year period. As a result of the items discussed in the “Recent Developments” section above, we expect our rare earth concentrate revenues to be materially lower in future periods as we prioritize further processing the concentrate into separated rare earth products or stockpiling for future use. See the “Segment Results” section below for further discussion of year-over-year changes in revenue.

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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$50,431	$41,463	$8,968	22%	$99,262	$77,057	$22,205	29%
The increases in COS for the three and six months ended June 30, 2025, were driven by higher sales of NdPr oxide and metal in the current year periods, as discussed above, offset partially by a decline in per-unit production costs associated with separated rare earth products as we continue to optimize production. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables.
The year-over-year increases are further impacted by the production costs associated with the magnetic precursor products sold in the current year, specifically NdPr metal at the Independence Facility, with no comparable costs in the prior year. Lastly, COS for the three and six months ended June 30, 2025, benefited from (i) a lower reserve on certain of our work in process and finished goods inventories, which decreased by $8.3 million and $11.1 million, respectively, when compared to the respective prior year periods; (ii) $1.9 million and $4.7 million, respectively, of higher 45X Credit impacts in the respective current year periods; and (iii) $1.9 million in lower repairs and maintenance expenses, attributable to thickener equipment damage costs incurred in the second quarter of 2024.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2025 even as certain per-unit production efficiencies and economies of scale are expected to be achieved, primarily due to the higher production costs associated with separated rare earth products versus rare earth concentrate, as discussed above. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal will likely result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products at Independence, COS would also increase.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$27,429	$21,434	$5,995	28%	$51,595	$42,701	$8,894	21%
The increases in SG&A expenses for the three and six months ended June 30, 2025, as compared to the respective prior year periods, were driven primarily by higher legal costs. Additionally, higher personnel costs (excluding stock-based compensation expense, which decreased modestly) contributed $2.4 million and $3.4 million, respectively, of the increase in the current respective year periods, due to higher executive and administrative personnel costs, as well as increased employee headcount to support our downstream expansion.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment and depletion of mineral rights.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Depreciation, depletion and amortization	$20,777	$18,210	$2,567	14%	$42,161	$36,595	$5,566	15%
The year-over-year increases in DD&A for the three and six months ended June 30, 2025, primarily reflect increases in depreciation of $4.0 million and $7.3 million, respectively. Depreciation increased as a result of the timing of placing certain machinery and equipment assets into service, which occurred progressively throughout 2024, with the majority placed into service during the fourth quarter of 2024 as we began production of magnetic precursor products at Independence.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Start-up costs	$761	$1,373	$(612)	(45)%	$1,737	$2,660	$(923)	(35)%
The year-over-year decreases in start-up costs for three and six months ended June 30, 2025, were attributable primarily to our midstream operations, where start-up activities have been completed as production of separated products commenced in late 2023. Start-up costs attributable to our downstream initiatives decreased year over year, in line with the commencement of our production of magnetic precursor products at Independence in late 2024.
Advanced projects and development
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Advanced projects and development	$2,496	$1,886	$610	32%	$2,970	$6,092	$(3,122)	(51)%
The year-over-year increase in advanced projects and development for the three months ended June 30, 2025, was primarily due to higher transaction costs, largely associated with the transactions described in the “Recent Developments” section above. The year-over-year decrease for the six months ended June 30, 2025, was driven by (i) lower research and development costs, attributable to the start of production of magnetic precursor products at the Independence Facility during the first quarter of 2025, and (ii) $1.4 million in lower costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Other operating costs and expenses (income), net	$(619)	$384	$(1,003)	N/M	$(862)	$761	$(1,623)	N/M

N/M = Not meaningful.

The year-over-year changes were attributed primarily to the net impact of gains recognized on sales of certain long-lived assets during the three and six months ended June 30, 2025.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes (as defined below), respectively, offset by capitalized interest.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$5,414	$6,745	$(1,331)	(20)%	$13,029	$9,602	$3,427	36%
Interest expense, net for the three months ended June 30, 2025, decreased year over year primarily due to higher capitalized interest in the current year period. Interest expense, net for the six months ended June 30, 2025, increased year over year due to the issuance of the 2030 Notes, partially offset by repurchases of the 2026 Notes in 2024 and by higher capitalized interest in the current year period.
Gain on early extinguishment of debt

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Gain on early extinguishment of debt	$—	$—	$—	N/M	$—	$46,265	$(46,265)	N/M

N/M = Not meaningful.
Gain on early extinguishment of debt during the six months ended June 30, 2024, was the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.
Other income, net
Other income, net consists of interest and investment income, changes in fair value of derivative instruments, and non-operating gains or losses.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Other income, net	$6,572	$12,084	$(5,512)	(46)%	$21,790	$24,741	$(2,951)	(12)%
Other income, net for the three and six months ended June 30, 2025, decreased year over year primarily as a result of lower interest and investment income earned on our short-term investments, whose balance decreased over the applicable periods. Interest and investment income is principally generated from accretion of the discount on such investments. Additionally, Other income, net was impacted by the changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024, which was a $2.5 million loss and a $4.5 million gain for the three and six months ended June 30, 2025, respectively. Finally, both the three and six months ended June 30, 2025, benefited from a gain of $1.3 million related to the disposition of the VREX Holdco equity method investment.
Income tax benefit
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Loss before income taxes	$(42,724)	$(48,153)	$5,429	11%	$(69,899)	$(24,520)	$(45,379)	(185)%
Income tax benefit	$11,852	$14,098	$(2,246)	(16)%	$16,379	$6,954	$9,425	136%
Effective tax rate	27.7%	29.3%			23.4%	28.4%
The effective tax rate for the three and six months ended June 30, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits (“CCTC”). The effective tax rate for the three and six months ended June 30, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, offset by the 45X Credit and CCTC. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined rare earth oxides and related products as well as rare earth concentrate products.
KPIs

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%	2025	2024	$	%
Rare earth concentrate(1)
REO Production Volume (MTs)	13,145	9,084	4,061	45%	25,358	20,235	5,123	25%
REO Sales Volume (MTs)	2,658	5,839	(3,181)	(54)%	8,922	15,171	(6,249)	(41)%
Realized Price per REO MT	$4,468	$4,183	$285	7%	$4,707	$4,252	$455	11%
Separated NdPr products(1)
NdPr Production Volume (MTs)	597	272	325	119%	1,160	403	757	188%
NdPr Sales Volume (MTs)	443	136	307	226%	907	270	637	236%
NdPr Realized Price per KG	$57	$48	$9	19%	$54	$55	$(1)	(2)%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue and Segment Adjusted EBITDA

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:
Rare earth concentrate	$11,877	$24,426	$(12,549)	(51)%	$41,992	$64,502	$(22,510)	(35)%
NdPr oxide and metal	25,045	6,531	18,514	283%	49,366	14,858	34,508	232%
Other revenue	610	301	309	103%	1,793	582	1,211	208%
Total revenue	$37,532	$31,258	$6,274	20%	$93,151	$79,942	$13,209	17%

Segment Adjusted EBITDA(1)	$(12,678)	$(17,602)	$4,924	28%	$(8,920)	$(10,263)	$1,343	13%

(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decreases in rare earth concentrate revenue for the three and six months ended June 30, 2025, were primarily driven by the decreases in REO Sales Volume impacted by the strategic decision to cease shipments of rare earth concentrate to China as well as the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year period. This was partially offset by a higher Realized Price per REO MT. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand.

Until we commenced our midstream operations, our REO Sales Volume generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from upstream operations will continue to be consumed for separation and not sold as concentrate. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, we continue to expect that REO Sales Volume will be significantly lower than REO Production Volume and we expect our rare earth concentrate revenues to be materially lower in future periods as we prioritize further processing the concentrate into separated rare earth products or stockpiling for future use.
The increases in NdPr oxide and metal revenue for the three and six months ended June 30, 2025, as compared to the respective prior year periods, was primarily driven by higher NdPr Production Volume as a result of ramping production of separated products throughout 2024. NdPr oxide and metal revenue for the three months ended June 30, 2025, also benefited from higher NdPr Realized Price per KG as compared to the prior year period. We currently expect to begin intersegment sales of NdPr oxide to the Magnetics segment starting in the second half of 2025.
The improvement in Materials Segment Adjusted EBITDA for the three and six months ended June 30, 2025, when compared to the respective prior year periods, were primarily due to the net increases in revenue, as discussed above, with the six months ended June 30, 2025, comparable period being partially offset by higher cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) (“Segment COS”).
While the year-over-year Segment COS remained relatively flat for the comparable three months ended June 30, 2025, the increase in Segment COS for the six months ended June 30, 2025, was driven primarily by higher production costs associated with separated rare earth products sold in the current year period, which are currently elevated as we continue to ramp and optimize production of separated products toward normalized capacity. Segment COS for the three and six months ended June 30, 2025, benefited from (i) lower reserves on certain of our work in process and finished goods inventories, which decreased by $8.3 million and $11.1 million, respectively, when compared to the respective prior year periods; (ii) $1.9 million and $4.7 million, respectively, of higher 45X Credit impacts in the respective current year periods; and (iii) $1.9 million in lower repairs and maintenance expenses, attributable to thickener equipment damage in the second quarter of 2024.
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
Revenue and Segment Adjusted EBITDA

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:
Magnetic precursor products	$19,861	$—	$19,861	N/M	$25,052	$—	$25,052	N/M

Segment Adjusted EBITDA(1)	$8,089	$(2,824)	$10,913	N/M	$8,582	$(5,531)	$14,113	N/M

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

We began generating revenue from sales of magnetic precursor products during the first quarter 2025, with no comparable sales during the prior year periods (see Note 14, “Revenue Recognition,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information), which also drove the year-over-year increase in Magnetics Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics Segment Adjusted EBITDA will be significantly impacted by the production ramp of magnetic precursor products.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Corporate expenses and other	$7,946	$6,634	$1,312	20%	$14,893	$12,499	$2,394	19%
The increases in corporate expenses and other for the three and six months ended June 30, 2025, as compared to the respective prior year periods, was primarily due to higher personnel costs (other than stock-based compensation expense) related to executives and administrative personnel.
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
The following table presents our KPIs, which pertain to the Materials segment, for the quarterly periods indicated:

	FY2025		FY2024				FY2023
(in whole units or dollars)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Rare earth concentrate
REO Production Volume (MTs)	13,145	12,213	11,478	13,742	9,084	11,151	9,257	10,766	10,863
REO Sales Volume (MTs)	2,658	6,264	7,803	9,729	5,839	9,332	7,174	9,177	10,271
Realized Price per REO MT	$4,468	$4,808	$4,717	$4,425	$4,183	$4,294	$5,622	$5,718	$6,231
Separated NdPr products
NdPr Production Volume (MTs)	597	563	413	478	272	131	150	50	N/A
NdPr Sales Volume (MTs)	443	464	468	404	136	134	10	—	N/A
NdPr Realized Price per KG	$57	$52	$51	$47	$48	$62	$70	N/A	N/A

N/A = Not applicable as there was either no NdPr production volume or no NdPr sales volume in these periods.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. Since becoming a public company, our principal sources of liquidity have been the issuance of the 2026 Notes in March 2021, and net cash from operating activities. In addition, we issued the 2030 Notes in March 2024, resulting in net proceeds of $731.4 million prior to the use of a portion of these funds to repurchase the 2026 Notes, repurchase shares of our common stock, and purchase Capped Call Options, as discussed below. As of June 30, 2025, we had $753.7 million of cash, cash equivalents and short-term investments and $930.5 million of principal amount of long-term debt, including $67.7 million classified as current.
Historically, our results of operations and cash flows have depended in large part upon the market prices of rare earth products. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth products primarily due to concerns over the global economic conditions and actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products. For example, the significant decrease in the market price of rare earth products in 2024 negatively impacted our cash flows from operations and liquidity.
In response to China’s retaliatory tariffs and export controls introduced in April 2025, we announced the decision to cease shipments of rare earth concentrate to China and in July 2025, to align with the terms of the DoD Transaction Agreements and in further support of our domestic supply chain objectives, we ceased all further sales of our products to China and determined we would not exercise our right to extend the term of the Shenghe Offtake Agreement when it expires in January 2026. We continue to prioritize further processing concentrate into separated rare earth products or stockpiling for future use.
Accordingly, the cessation of shipments to China had, at least in the short-term, a material negative impact on our results of operations and cash flows. However, we expect this negative impact to be significantly reduced once the NdPr price protection component of the DoD Transactions begins in the fourth quarter of 2025 and provides us with pricing stability. We continue to believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future. Specifically, as part of the DoD Transactions, we received significant cash investments and future commitments from the DoD, and in July 2025, we also received a prepayment commitment from Apple, while raising approximately $724 million in net proceeds in the Offering. See the “Recent Developments” section for additional information.
While the DoD Transactions, together with our supply agreements with Apple and GM, provide a measure of certainty with respect to both near- and longer-term demand for our products and related revenues, significant factors remain which could negatively impact our liquidity, particularly in the longer-term, many of which remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: our ability to accelerate our downstream operations and expansion, achieve our business milestones, and perform the obligations under our customer supply agreements; further actions that the U.S. government may take in encouraging domestic production of critical minerals and reducing reliance on foreign imports; and further changes in trade policies in the United States, China or other countries, including the implementation of new tariffs, increases in or reductions of existing tariffs, or the taking of other actions.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. Our working capital needs have increased materially as we have ramped up the production and sales of separated rare earth products; our working capital needs have also increased as a result of the DoD Transactions and our agreement with Apple, and we expect those needs may continue to see further increases in 2025 as we continue to scale production of separated rare earth products and advance our downstream magnetics initiatives, including the production and sales of magnetic precursor products, as well as commissioning of our magnet manufacturing capabilities.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. Our principal capital expenditure requirements relate mainly to further investment in Mountain Pass, including the development of the HREE Facility, Upstream 60K, and other growth and investment projects, completing the buildout of Independence, as well as periodic repairs and maintenance of mining and rare earth processing equipment. Prior to the consideration of capital expenditures related to our July 2025 announcements, we expect to spend between $150 million and $175 million of capital costs in 2025 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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
Equipment Notes: We have financing agreements for the purchase of certain equipment, including trucks and loaders. As of June 30, 2025, we had $26.2 million in principal (and accrued interest) outstanding under the equipment notes.
In December 2024, we entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which we may use only to finance agreed-upon equipment. During the six months ended June 30, 2025, we executed promissory notes under the Uncommitted Credit Facility to finance new equipment for use at Mountain Pass. As of June 30, 2025, we had no available borrowing capacity under the Uncommitted Credit Facility. The interest rates for the various borrowings approximated market rates at the time of borrowing and are fixed for the duration of the respective advances.
See Note 10, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, vehicles and equipment used in our operations. As of June 30, 2025, we had future expected lease payment obligations totaling $9.3 million, with $2.2 million due within the next 12 months. See Note 11, “Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.

Asset Retirement and Environmental Obligations: See Note 8, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Share Repurchase Programs
In March 2024, our Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of our outstanding common stock. In August 2024, our Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The Program was also extended and was effective until August 30, 2026. The authorization did not require the purchase of any minimum number of shares. On July 11, 2025, pursuant to the terms of the DoD Transaction Agreements, we terminated the Program. See the “Recent Developments” section for additional information.
Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(66,853)	$(10,284)	$(56,569)	(550)%
Investing activities	$53,977	$10,970	$43,007	392%
Financing activities	$(7,734)	$31,366	$(39,100)	N/M
N/M = Not meaningful.
Net Cash Used in Operating Activities: Net cash used in operating activities increased by $56.6 million for the six months ended June 30, 2025, as compared to the prior year period, driven primarily by the recognition of deferred revenue from sales of magnetic precursor products that began in the current year period and the increase in inventories to support the ramp of production of separated products and magnetic precursor products.
Net Cash Provided by Investing Activities: Net cash provided by investing activities increased by $43.0 million for the six months ended June 30, 2025, as compared to the prior year period, primarily driven by lower additions to property, plant and equipment for the six months ended June 30, 2025, which decreased by $51.0 million when compared to the prior year period, and related primarily to a decrease in construction spend on certain projects, such as the separations facility for heavy rare earth elements, as well as $12.2 million in proceeds from government awards used for construction that we received during the six months ended June 30, 2025. Additionally, we also received $9.7 million in the current year period in exchange for the sale of our 49% interest in VREX Holdco. This was partially offset by lower net proceeds from maturities of short-term investments in the current year period for a net decrease in cash provided of $21.7 million.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $7.7 million for the six months ended June 30, 2025, as compared to net cash provided by financing activities of $31.4 million in the prior year period. The change in cash flows from financing activities was driven by the net cash flow impact of $36.7 million from the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, all of which occurred during the six months ended June 30, 2024.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)
Adjusted for:
Depreciation, depletion and amortization	20,777	18,210	42,161	36,595
Interest expense, net	5,414	6,745	13,029	9,602
Income tax benefit	(11,852)	(14,098)	(16,379)	(6,954)
Stock-based compensation expense(1)	5,427	5,703	12,780	13,170
Initial start-up costs(2)	634	1,252	1,406	2,425
Transaction-related and other costs(3)	5,128	883	7,944	4,680
Accretion of asset retirement and environmental obligations(4)	372	230	745	461
Loss (gain) on disposals of long-lived assets, net(4)	(991)	154	(1,607)	300
Gain on early extinguishment of debt	—	—	—	(46,265)
Other income, net	(6,572)	(12,084)	(21,790)	(24,741)
Adjusted EBITDA	$(12,535)	$(27,060)	$(15,231)	$(28,293)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and six months ended June 30, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, amount is principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations.
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
The following table presents a reconciliation of our Adjusted Net Loss, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(30,872)	$(34,055)	$(53,520)	$(17,566)
Adjusted for:
Stock-based compensation expense(1)	5,427	5,703	12,780	13,170
Initial start-up costs(2)	634	1,252	1,406	2,425
Transaction-related and other costs(3)	5,128	883	7,944	4,680
Loss (gain) on disposals of long-lived assets, net(4)	(991)	154	(1,607)	300
Gain on early extinguishment of debt	—	—	—	(46,265)
Other(5)	2,529	—	(4,468)	—
Tax impact of adjustments above(6)	(3,229)	(1,973)	(3,807)	7,728
Adjusted Net Loss	$(21,374)	$(28,036)	$(41,272)	$(35,528)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and six months ended June 30, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, amount is principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations and pertains to the change in fair value of the redemption feature included in the portion of our 2030 Notes that were issued in December 2024.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.4%, 23.7%, 24.7% and 30.1% for the three and six months ended June 30, 2025 and 2024, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per share, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Diluted loss per share	$(0.19)	$(0.21)	$(0.33)	$(0.28)
Adjusted for:
Stock-based compensation expense	0.04	0.03	0.08	0.07
Initial start-up costs	—	0.01	0.01	0.01
Transaction-related and other costs	0.03	0.01	0.05	0.03
Gain on disposals of long-lived assets, net	(0.01)	—	(0.01)	—
Gain on early extinguishment of debt	—	—	—	(0.27)
Other	0.02	—	(0.03)	—
Tax impact of adjustments above(1)	(0.02)	(0.01)	(0.02)	0.05
2026 Notes if-converted method(2)	—	—	—	0.18
Adjusted Diluted EPS	$(0.13)	$(0.17)	$(0.25)	$(0.21)

Diluted weighted-average shares outstanding(3)	163,834,693	165,344,511	163,799,713	176,068,146
Assumed conversion of 2026 Notes(3)	—	—	—	(6,117,488)
Adjusted diluted weighted-average shares outstanding(3)	163,834,693	165,344,511	163,799,713	169,950,658
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 25.4%, 23.7%, 24.7% and 30.1% for the three and six months ended June 30, 2025 and 2024, respectively.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash used in operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(66,853)	$(10,284)
Additions to property, plant and equipment, net(1)	(47,273)	(98,230)
Free Cash Flow	$(114,126)	$(108,514)
(1)Amounts for the six months ended June 30, 2025 and 2024, are net of $12.2 million and $0.1 million, respectively, in proceeds from government awards used for construction.
Critical Accounting Policies
A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2025.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed below.
Commodity Price Risk
Our results of operations have historically depended in large part upon the market prices of REO and particularly the price of rare earth concentrate and NdPr. Rare earth concentrate is not quoted on any major commodities market or exchange as product attributes vary and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. NdPr pricing is primarily based off of indices in China.
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
In July 2025, we entered into a series of agreements with the DoD, as part of which the DoD committed for a 10-year period, commencing on the first day of the fourth quarter of 2025, to provide us with quarterly payments (as needed) to guarantee a floor price for our NdPr products as described under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”. Additionally, the DoD agreed to purchase the entire quantity of magnets produced at our 10X Facility, which, upon completion, we expect will utilize as an input a substantial portion of the NdPr we produce. While this DoD commitment provides a meaningful measure of certainty with respect to our near- and longer-term NdPr-related cash flows, our business remains susceptible to the fluctuations and uncertainties described above, particularly with respect to the volume of demand for our NdPr products prior to the completion of the 10X Facility when the DoD offtake commitment begins. Additionally, we continue to produce other rare earth products, which is required by our agreement with the DoD to include samarium, which will remain and be subject to market pricing.
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
Foreign Currency Risk
While we currently generate revenue in the United States and in U.S. dollars, the market transactions are denominated mainly in the Chinese Yuan, and we are therefore exposed to currency volatility and devaluation risks. For example, we have historically negotiated monthly U.S. dollar REO prices with Shenghe, which were based in part on the exchange rate between the U.S. dollar and the Chinese Yuan. This exchange rate has been impacted by geopolitical tensions between the U.S. and China, which has and may lead to increased tariffs in the future, preferences for local producers, some of which may be government-supported, changes in taxing regimes or other trade barriers. Foreign currency risk has not historically had a material impact on our results of operations or cash flows.
Our partnership with the DoD, including with respect to price protection for our NdPr products and purchase commitment of 10X Facility-produced magnets, should help to further mitigate our exposure to this volatility and risk over time, assuring us of substantial cash flows in U.S. dollars. We are in the process of evaluating the continuing need for the negotiation of Yuan-specific protections given this and other recent developments in our business and the market broadly. However, our non-NdPr rare earth products, including samarium, as well as inputs used throughout our processes, remain exposed to market transactions denominated primarily in Chinese Yuan, as may the price of NdPr-based magnets and magnet products produced at our Independence Facility. Additionally, as we expand internationally, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Accordingly, to the extent that foreign currency risk becomes material, we may enter into hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and in Part II, Item 1A. “Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2025. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2025, except as noted below.
While we have executed the DoD Transaction Agreements with the United States Department of Defense and received funding thereunder, there can be no assurances that the authorization of and continued support for the transactions contemplated by the DoD Transaction Agreements will not be modified, challenged or impaired in the future, which would have a material adverse effect on our business, results of operations and financial position.
In July 2025, we and the DoD executed the DoD Transaction Agreements and satisfied all conditions required thereunder, including the receipt by the Company of the proceeds from the sale of the Series A Preferred Stock. We have received assurances from the DoD that it has, pursuant to Title III of the Defense Production Act (“DPA”), 50 U.S.C. § 4531 et seq., as well as other authorities, all requisite authority to enter into the DoD Transaction Agreements and to consummate its obligations thereunder, including with respect to appropriation of the funds used to purchase the Series A Preferred Stock and to fund the Samarium Project Loan. However, given the unconventional use of DPA Title III authority, the need for the DoD to secure additional funds in the future in order to meet its obligations in these DoD Transaction Agreements, as well as the heightened sensitivity and complexity of contracting with a government entity, particularly in a high profile industry implicating national security, there can be no assurances that the authorization of and continued support for the DoD Transactions will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, results of operations and financial position and the price of our common stock. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of DoD Transaction Agreements was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and DoD funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the DoD is contractually bound under the DoD Transaction Agreements, no other agency, office or branch of the federal government has made any assurances or has any obligations under the DoD Transaction Agreements to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to the DoD Transaction Agreements, whether now or in the future. The DoD Transactions may also be challenged by other third parties and are subject to the risk of litigation, both the cost and result of which could materially adversely affect our business, prospects, financial condition and results of operations. The DoD Transaction Agreements contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions, which the failure to comply with could give rise to an event of default under the applicable DoD Transaction Agreements and if any such event of default is not waived by the DoD, the DoD would have the right to exercise certain remedies or damages including but not limited to termination of one or more of the DoD Transaction Agreements and/or acceleration of maturity of the Samarium Project Loan any of which could materially adversely affect our business, results of operations and financial position. Any of these adverse effects may also result in volatility in or adverse effects on the price of our common stock.
The DoD Transaction Agreements require the Company make substantial investments in and commitments to specific aspects of our business, namely the expansion of our midstream separation capabilities and development of our 10X Facility. Furthermore, under the terms of the DoD Offtake Agreement, we anticipate that the DoD will become our largest customer of magnets and that the obligations of the DoD under the PPA and DoD Offtake Agreement will represent a significant source of our revenue. As such, we will be heavily reliant upon the continued availability of financing provided by the DoD (including its ability to secure sufficient funding from the legislative branch), as well as the DoD’s long-term pricing and offtake commitments in planning our operations and formulating our strategic plan. If for any reason contractually agreed to (but currently unavailable) funding is not timely appropriated by the legislative branch or otherwise becomes unavailable, reduced, restricted, or delayed, we may need to seek alternate financing arrangements, and there can be no assurance that we would be able to secure replacement financing on acceptable terms, at favorable pricing, in a timely manner or at all. If we are not successful in generating alternate financing from operations or in equity or debt capital raising transactions, we may need to reduce our costs, which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back our development projects. Further, historically, market prices for rare earth metals and their downstream products have been subject to a high degree of volatility. If the DoD were to fail to meet its obligations with respect to its pricing and offtake commitments, or to be delayed in doing so, our products may not be cost-optimized to compete in the market, and our profitability may be materially adversely impacted if we choose to offer our products at a reduced price. Additionally, because many of our products may be designed to satisfy DoD specifications and requirements, our products may not find customers in the commercial marketplace, and our profitability may be materially adversely impacted if we are unable to identify alternative sales channels. Failure by either or both of the Company and the DoD to perform its obligations under the PPA and DoD Offtake Agreement would have a material adverse impact on our business, prospects, results of operations and financial position, and may result in increased volatility in and an adverse effect on the price of our common stock.
Our operations are subject to extensive regulatory requirements enforced in part by the federal government. If government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations. Any change in our relationship with the federal government could impair our ability to operate our existing business and pursue our strategic plans. Furthermore, many of the potential opportunities presented by our strategic relationship with the DoD cannot be replaced, including the government’s unique position to assist and facilitate our sourcing of heavy rare earth feedstock and securing necessary environmental permits and approvals, and with respect to the designation with the highest priority DX Rating under the Defense Priorities and Allocations System of our contracts relating to the DoD Transactions. In the event of any termination or frustration of the DoD Transaction Agreements, in full or in part, we may have limited recourse and remedies available against the DoD and the federal government.
The Company’s agreement to the DoD Transaction Agreements also subjects it to various laws, regulations, and other policies and considerations that may constrain our future business or otherwise have a material adverse impact on future financial results. The Company may be subject to heightened scrutiny of our business activities with both government and non-government customers, government audits, investigations, congressional scrutiny, inquiries about conflicts of interest, civil or criminal enforcement by the Department of Justice (including actions under the False Claims Act), exclusion or limitation on future government-funded opportunities, suspension, debarment, and other administrative remedies.
The DoD Transaction Agreements contain affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and therefore could have a material adverse effect on our business, prospects, financial condition, or results of operations.
The DoD Transaction Agreements contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, (i) constructing and developing the 10X Facility, (ii) expanding heavy rare earth elements (“HREE”) refining capacity at Mountain Pass, to include, after the DoD extends the Samarium Project Loan to the Company in accordance with the DoD Transaction Agreements, the separation of samarium oxide, (iii) expanding/recommissioning the chlor-alkali facilities at Mountain Pass, and (iv) expanding capacity at the Independence Facility to a projected 3,000 metric tons of magnets annually. The negative covenants in the DoD Transaction Agreements restrict us with respect to, among other things, (i) consummating certain fundamental events other than to person(s) from certain permitted jurisdictions, (ii) selling any equity or material assets of the Project Company (as such term is defined in the DoD Offtake Agreement), (iii) selling assets or products identified by the DoD as a priority to U.S. national security interests, (iv) knowingly issuing more than 14.9% of the common stock to person(s) from foreign jurisdictions other than certain permitted jurisdictions, (v) consummating certain fundamental events subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”) without obtaining CFIUS clearance prior to consummation or (vi) selling NdPr or magnets to any customer qualifying as a “Restricted Buyer” under the PPA or permitting any customer to resell NdPr or magnets to a Restricted Buyer (other than any NdPr or magnets that are included in another finished product sold by such customer).
Compliance with the affirmative and negative covenants contained in the DoD Transaction Agreements could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the DoD Transaction Agreements, our ability to execute our long-term strategy could be materially adversely affected.
The conversion or exercise of the Series A Preferred Stock and the Warrant into shares of common stock would dilute the ownership of our common stock, and the subsequent sale of a substantial number of such shares of common stock in the public market, or the perception of such sales, could cause our stock price to fall.
The shares of common stock into which the shares of Series A Preferred Stock are initially convertible and for which the Warrant is initially exercisable collectively represented 15% of the Company’s issued and outstanding common stock prior to the DoD Transactions, without giving effect to the issuance of such shares. The Series A Preferred Stock and the Warrant are convertible and exercisable at any time and from time to time after the date that is 45 days after the closing of the DoD Transactions. Further, at any time after the five-year anniversary of the closing of the DoD Transactions, if the closing price of our common stock exceeds 150% of the then-current conversion price for at least twenty trading days in any period of thirty consecutive trading days, we will have the option to require all or any portion of the then-outstanding Series A Preferred Stock be converted into common stock at the then-current conversion price, subject to certain conditions. As such, existing common stockholders, including holders of shares of common stock offered hereby, may experience substantial dilution of their ownership positions.
Furthermore, the sale of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including of the shares issuable upon conversion and exercise of the Series A Preferred Stock and the Warrant, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
The financial, tax and accounting treatment of the DoD Transactions contemplated by the DoD Transaction Agreements remains uncertain and subject to change.
Given both the novelty and complexity of the DoD Transactions, the Company’s initial analysis of the financial, tax and accounting implications of its commitments and obligations under the DoD Transaction Agreements has not been completed and may take considerable time and require significant attention from management.
Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of providing services and receiving cash flows relating to the DoD Transactions, particularly with respect to the DoD Offtake Agreement and PPA, including with respect to the timing and characterization of payments received from the DoD, among other considerations. The DoD Transaction Agreements are also highly integrated, and certain of the obligations under each DoD Transaction Agreement are contingent upon or impacted by the terms and obligations of the others. If one or more of the DoD Transaction Agreements, or one or more elements of the DoD Transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to the Company and the present condition of its business and operations. We are unable to predict and may not be able to anticipate either these changes or the impact thereof, which may have a material and adverse impact on our business and financial position, including, but not limited to, material changes to our financial outlook, recharacterizations or restatements of our financials or adjustments to previously provided estimates or guidance.
Inability to perform the obligations under our customer supply agreements could have a material adverse effect on our financial position and results of operations.
We have entered into the DoD Transaction Agreements with the DoD, including the DoD Offtake Agreement, and the supply agreement with Apple Inc. (“Apple”), and we previously entered into a binding long-term supply agreement with the General Motors Company (“GM”). Our ability to fulfill our obligations under these long-term agreements to supply the DoD, Apple and GM, as well as any other future customers, with magnets and magnet materials, are subject to a number of risks and contingencies. We are currently building the Independence Facility, the first scaled rare earth magnet manufacturing facility in the U.S. in several decades, and under the DoD Transaction Agreements, we are required to begin planning and constructing a second rare earth magnet manufacturing facility, the 10X Facility. While we are relying, and will rely, on a number of experienced engineers and other third parties in the design, engineering and construction of the Independence Facility and the 10X Facility, we are making and will be required to make a number of judgments and assumptions on process design, equipment selection and design, and plant operations, that may or may not prove to be correct. Design, engineering or construction delays may impair our ability to perform under our long-term agreements with the DoD, Apple and GM, as well as those made with any other future customers. We will also need to promptly assess the need for and to build out additional resources to support multiple novel construction projects in parallel. In addition, we need to procure the necessary equipment and materials to produce magnets and their precursor products, some of which may be difficult to obtain. There can be no assurance that such resources, equipment and materials will be procured on time or not be delayed due to both the finite time and resources of our management and employees to assess and respond to these increased demand, and to circumstances beyond our control.
Further, we need to hire a sufficient number of engineers, operators and other professionals to successfully design and operate the Independence Facility and the 10X Facility. It may be difficult for us to hire employees with the experience, education and skills needed to produce magnet materials, and we may need to hire employees from other countries if we cannot recruit employees in the U.S. We will also face competition for these employees. These challenges may be exacerbated by the need to develop multiple facilities at the same time.
There can be no assurance that we successfully produce magnet materials at the volumes and quality necessary to meet the requirements under our long-term supply agreements with the DoD, Apple and GM. In the event we are not able to mitigate these risks or fail to comply with the terms of the DoD Transaction Agreements, particularly the DoD Offtake Agreement, and our supply agreements with Apple and GM, we may experience material adverse effects on our financial position and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no shares repurchased during the three months ended June 30, 2025, under the Company’s share repurchase program. On July 11, 2025, the Company terminated its share repurchase program. See Note 16, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2025.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Form of Certificate of Designations of Series A Cumulative Perpetual Convertible Preferred Stock of MP Materials Corp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

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

MP MATERIALS CORP.

Dated: August 8, 2025	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer