Form 10-Q
period 2025-09-30
MP Materials Corp. / DE
filed 2025-11-07
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2025, the number of shares of the registrant’s common stock outstanding was 177,230,483.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•the heightened significance of the development of the Company’s midstream and downstream operations, including ramping its separation capabilities, and its ability to vertically integrate its value chain;
•risks related to the authorization of funding of and continued support for the DoW Transactions (as defined in Note 3, “Public-Private Partnership with U.S. Department of War”), to challenges thereto and to the Company’s ability, as needed, to obtain additional or replacement funding on terms acceptable to it or at all;
•risks related to the restrictions imposed on the Company’s management and operations as a result of the DoW Transactions;
•risks related to the Company’s long-term agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”) and the Company’s ability to meet the obligations thereunder, including risks related to its ability to develop, construct and scale its facilities, technology and production;
•risks related to fluctuations in the pricing, cost of production, and volume of the magnets to be produced under the agreement with Apple, and the risk that the Company’s estimate of the magnitude and timing of revenues from the agreement will not be realized;
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S dollars in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,147,155	$282,442
Short-term investments	793,217	568,426
Total cash, cash equivalents and short-term investments	1,940,372	850,868
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	14,792	18,874
Inventories	144,366	107,905
Income taxes receivable	23,805	23,672
Government grant receivable	35,856	19,799
Prepaid expenses and other current assets	15,160	10,204
Total current assets	2,174,351	1,031,322
Non-current assets
Property, plant and equipment, net	1,306,159	1,251,496
Inventories	62,779	19,031
Price protection agreement upfront asset	221,102	—
Other non-current assets	33,923	31,709
Total non-current assets	1,623,963	1,302,236
Total assets	$3,798,314	$2,333,558
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts and construction payable	$25,382	$23,562
Accrued liabilities	77,977	64,727
Current portion of long-term debt	67,522	—
Deferred revenue	82,241	56,880
Other current liabilities	17,055	18,850
Total current liabilities	270,177	164,019
Non-current liabilities
Long-term debt, net of current portion	929,745	908,729
Deferred revenue	62,495	43,120
Deferred government grant	22,069	20,087
Deferred investment tax credit	21,382	25,502
Deferred income taxes	55,863	85,309
Other non-current liabilities	58,163	31,912
Total non-current liabilities	1,149,717	1,114,659
Total liabilities	1,419,894	1,278,678
Commitments and contingencies (Note 14)
Redeemable preferred stock:
Series A cumulative perpetual convertible preferred stock ($0.0001 par value, 400,000 and zero shares authorized, issued and outstanding as of September 30, 2025, and December 31, 2024, respectively; aggregate liquidation preference of $406,378 and zero as of September 30, 2025 and December 31, 2024, respectively)	413,611	—
Stockholders’ equity:
Preferred stock, undesignated ($0.0001 par value, 49,600,000 and 50,000,000 shares authorized as of September 30, 2025, and December 31, 2024, respectively, zero issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 192,461,009 and 178,445,570 shares issued, and 177,211,227 and 163,195,788 shares outstanding, as of September 30, 2025, and December 31, 2024, respectively)	19	18
Additional paid-in capital	1,966,537	961,434
Retained earnings	225,002	320,302
Accumulated other comprehensive income	298	173
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,964,809	1,054,880
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,798,314	$2,333,558
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(U.S. dollars in thousands, except share and per share data)	2025	2024	2025	2024
Revenue (including related party)	$53,553	$62,927	$171,756	$142,869
Operating expenses and income:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	48,477	57,266	147,739	134,323
Selling, general and administrative	28,405	21,525	80,000	64,226
Depreciation, depletion and amortization	22,497	19,344	64,658	55,939
Start-up costs	1,413	1,627	3,150	4,287
Advanced projects and development	19,026	2,051	21,996	8,143
Other operating costs and expenses (income), net	758	654	(104)	1,415
Total operating expenses, net	120,576	102,467	317,439	268,333
Operating loss	(67,023)	(39,540)	(145,683)	(125,464)
Interest expense, net	(8,566)	(6,646)	(21,595)	(16,248)
Gain on early extinguishment of debt	—	—	—	46,265
Other income, net	17,157	11,320	38,947	36,061
Loss before income taxes	(58,432)	(34,866)	(128,331)	(59,386)
Income tax benefit	16,652	9,350	33,031	16,304
Net loss	$(41,780)	$(25,516)	$(95,300)	$(43,082)

Loss per common share:
Basic	$(0.24)	$(0.16)	$(0.57)	$(0.26)
Diluted	$(0.24)	$(0.16)	$(0.57)	$(0.44)

Weighted-average shares outstanding:
Basic	175,034,287	164,149,348	167,585,724	168,002,773
Diluted	175,034,287	164,149,348	167,585,724	172,066,214
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net loss	$(41,780)	$(25,516)	$(95,300)	$(43,082)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale securities	324	388	115	203
Foreign currency translation adjustments	—	(2)	10	(52)
Total comprehensive loss	$(41,456)	$(25,130)	$(95,175)	$(42,931)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended September 30, 2025 and 2024
	Redeemable Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of July 1, 2025	—	$—	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550
Issuance of Series A preferred stock, net of issuance costs	400,000	413,611	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	88,753	—	7,939	—	—	—	7,939
Shares used to settle payroll tax withholding	—	—	—	—	(33,633)	—	(1,647)	—	—	—	(1,647)
Common stock issued upon public offering, net of issuance costs	—	—	—	—	13,590,908	1	724,208	—	—	—	724,209
Common stock issued for services	—	—	—	—	55,920	—	4,038	—	—	—	4,038
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Issuance of warrant, net of issuance costs	—	—	—	—	—	—	261,176	—	—	—	261,176
Net loss	—	—	—	—	—	—	—	(41,780)	—	—	(41,780)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	324	—	324
Balance as of September 30, 2025	400,000	$413,611	—	$—	177,211,227	$19	$1,966,537	$225,002	$298	$(227,047)	$1,964,809

Balance as of July 1, 2024	—	$—	—	$—	165,331,382	$18	$943,508	$368,160	$(90)	$(202,558)	$1,109,038
Stock-based compensation	—	—	—	—	83,850	—	5,632	—	—	—	5,632
Shares used to settle payroll tax withholding	—	—	—	—	(31,707)	—	(453)	—	—	—	(453)
Repurchases of common stock	—	—	—	—	(2,237,394)	—	—	—	—	(24,547)	(24,547)
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(25,516)	—	—	(25,516)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	386	—	386
Balance as of September 30, 2024	—	$—	—	$—	163,189,704	$18	$948,687	$342,644	$296	$(227,105)	$1,064,540

	Nine months ended September 30, 2025 and 2024
	Redeemable Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Issuance of Series A preferred stock, net of issuance costs	400,000	413,611	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	552,870	—	21,205	—	—	—	21,205
Shares used to settle payroll tax withholding	—	—	—	—	(227,832)	—	(5,524)	—	—	—	(5,524)
Common stock issued upon public offering, net of issuance costs	—	—	—	—	13,590,908	1	724,208	—	—	—	724,209
Common stock issued for services	—	—	—	—	55,920	—	4,038	—	—	—	4,038
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Issuance of warrant, net of issuance costs	—	—	—	—	—	—	261,176	—	—	—	261,176
Net loss	—	—	—	—	—	—	—	(95,300)	—	—	(95,300)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	125	—	125
Balance as of September 30, 2025	400,000	$413,611	—	$—	177,211,227	$19	$1,966,537	$225,002	$298	$(227,047)	$1,964,809

Balance as of January 1, 2024	—	$—	—	$—	178,082,383	$17	$979,891	$385,726	$145	$—	$1,365,779
Stock-based compensation	—	—	—	—	354,237	1	18,907	—	—	—	18,908
Shares used to settle payroll tax withholding	—	—	—	—	(281,370)	—	(4,577)	—	—	—	(4,577)
Repurchases of common stock	—	—	—	—	(15,249,782)	—	—	—	—	(227,105)	(227,105)
Common stock issued for services	—	—	—	—	240,663	—	3,737	—	—	—	3,737
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Capped call options, net of tax	—	—	—	—	—	—	(49,271)	—	—	—	(49,271)
Net loss	—	—	—	—	—	—	—	(43,082)	—	—	(43,082)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	151	—	151
Balance as of September 30, 2024	—	$—	—	$—	163,189,704	$18	$948,687	$342,644	$296	$(227,105)	$1,064,540
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(U.S. dollars in thousands)	2025	2024
Operating activities:
Net loss	$(95,300)	$(43,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	64,658	55,939
Accretion of discount on short-term investments	(17,598)	(23,669)
Gain on early extinguishment of debt	—	(46,265)
Stock-based compensation expense	20,591	18,623
Amortization of debt discount and debt issuance costs	3,572	2,864
Lower of cost or net realizable value reserve	6,352	15,085
Deferred income taxes	(29,489)	(16,240)
Other	(4,100)	1,957
Decrease (increase) in operating assets:
Accounts receivable (including related party)	4,082	(4,520)
Inventories	(84,068)	(42,851)
Government grant receivable	(16,057)	11,456
Prepaid expenses, other current and non-current assets	(7,613)	(2,390)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	7,057	(1,303)
Deferred revenue	44,736	50,000
Deferred government grant	3,923	4,086
Other current and non-current liabilities	(9,647)	3,182
Net cash used in operating activities	(108,901)	(17,128)
Investing activities:
Additions to property, plant and equipment	(109,969)	(144,768)
Purchases of short-term investments	(1,391,257)	(1,150,609)
Proceeds from sales of short-term investments	88,658	131,776
Proceeds from maturities of short-term investments	1,095,557	1,195,202
Proceeds from return of investment in equity method investee	9,673	—
Proceeds from sale of property, plant and equipment	4,063	—
Proceeds from government awards used for construction	24,200	96
Net cash provided by (used in) investing activities	(279,075)	31,697
Financing activities:
Proceeds from issuance of long-term debt	61,540	747,500
Proceeds from issuance of common stock	747,500	—
Proceeds from issuance of Series A preferred stock	299,402	—
Proceeds from issuance of warrant	189,058	—
Payments of debt issuance costs	(3,004)	(16,149)
Payments to retire long-term debt	—	(428,599)
Payments of equity issuance costs	(31,104)	—
Purchase of capped call options	—	(65,332)
Repurchases of common stock	—	(225,068)
Principal payments on debt obligations and finance leases	(5,003)	(1,738)
Tax withholding on stock-based awards	(5,524)	(4,577)
Net cash provided by financing activities	1,252,865	6,037
Net change in cash, cash equivalents and restricted cash	864,889	20,606
Cash, cash equivalents and restricted cash beginning balance	283,603	264,988
Cash, cash equivalents and restricted cash ending balance	$1,148,492	$285,594

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,147,155	$284,434
Restricted cash, current	799	811
Restricted cash, non-current	538	349
Total cash, cash equivalents and restricted cash	$1,148,492	$285,594
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications. The Company is also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Independence Facility”), where the Company produces and sells magnetic precursor products and anticipates manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 22, “Segment Reporting,” for additional information.
The Materials segment represents the upstream and midstream operations of the Company, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily under the Shenghe Offtake Agreement to Shenghe, a related party of the Company (as such terms are defined in Note 21, “Related-Party Transactions”).
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
On July 9, 2025, the Company entered into definitive agreements with the United States Department of War (the “DoW”), formerly known as the Department of Defense, (collectively, the “DoW Transaction Agreements”) establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoW Transactions”). This partnership is further described in Note 3, “Public-Private Partnership with U.S. Department of War,” which includes certain defined terms related to the DoW Transaction Agreements. In connection with the DoW Transactions, the Company will expand its Independence Facility, construct a second domestic magnet manufacturing facility (the “10X Facility”) and extend its heavy rare earth elements (“HREE”) refining capability at Mountain Pass. Additionally, as outlined in the DoW Offtake Agreement, the DoW has guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement, and subject to annual escalation) and has the right to purchase all of the magnets produced at the 10X Facility (which may instead be commercially syndicated). Separately, the Company entered into an NdPr price floor protection agreement with the DoW (the “Price Protection Agreement” or “PPA”) for the Company’s NdPr products produced at Mountain Pass that are sold or produced and stockpiled starting in the fourth quarter of 2025.
The cash flows and profitability of the Company’s operations have historically been significantly affected by the market price of rare earth products, which are generally also impacted by taxes and tariffs. While this volatility will be reduced following the effectiveness of the PPA, certain exposure to market prices remains. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a focus on accelerating the development of a U.S. supply chain, with export products primarily sold in the Asian market due to the metallization and magnet manufacturing capabilities of the region. See the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” for additional information.
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
In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all further sales of its products to China. As a result, rare earth concentrate revenues declined for the three and nine months ended September 30, 2025. Historically, Shenghe was the principal customer of the Materials segment, accounting for approximately 30% of the Company’s consolidated revenue for the nine months ended September 30, 2025, the vast majority of which related to sales of concentrate, versus approximately 80% of the Company’s consolidated revenue for the nine months ended September 30, 2024 (see Note 21, “Related-Party Transactions” for additional information).
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
Because the Company’s revenue is primarily derived from the sale of or other arrangements related to rare earth products, shifts in the market price of these products, including the levying of taxes, tariffs, or other fees, may have a significant negative effect on the Company’s results of operations and cash flows, particularly in its Materials segment. However, the PPA is designed to mitigate the effects of these market factors on the Materials segment.
Accounting for the Price Protection Agreement: The PPA is a price floor protection agreement that conveys a contingent right for the Company to receive cash from the DoW and also imposes a contingent obligation for the Company to deliver cash to the DoW in the future as described in Note 3, “Public-Private Partnership with U.S. Department of War.” Given the contractual cashflows, the right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”) was determined to be a financial instrument. The initially recognized amount of the PPA Upfront Asset results from the difference between the fair value of the other instruments exchanged with the DoW and the cash consideration received from the DoW. The PPA Upfront Asset is presented as “Price protection agreement upfront asset” in non-current assets within the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2025. The Company did not elect to apply the fair value option to the PPA Upfront Asset. Beginning October 1, 2025, the PPA’s commencement date, the PPA Upfront Asset will be amortized over the Company’s expected pattern of economic benefit from the PPA. Reassessment of the PPA Upfront Asset’s useful life as well as impairment considerations will be consistent with the Company’s existing policies for long-lived assets.
Price Protection Agreement Income or Expense: Beginning in the fourth quarter of 2025, and on a quarterly basis thereafter throughout the PPA’s 10-year term, the Company will have the right to receive cash from or an obligation to deliver cash to the DoW. The Company will recognize its rights or obligations as “Price protection agreement expense (income)” within the “Operating expenses and income” section of the Company’s unaudited Condensed Consolidated Statements of Operations in the period in which the events giving rise to the right or obligation occur. Each quarterly period represents a distinct contractual period for which amounts receivable or payable will be recognized as earned or incurred.

Debt Discount and Debt Issuance Costs: Debt discount represents the difference between the net proceeds received and the debt’s fair value at the time of issuance. Debt issuance costs include incremental third-party costs directly related to the debt issuance. For debt instruments other than the Company’s revolving credit facility, debt discount and debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt instrument and are amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. Debt issuance costs related to the Company’s revolving credit facility are recorded in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis over the term of the revolving credit facility arrangement. See Note 3, “Public-Private Partnership with U.S. Department of War,” and Note 11, “Debt Obligations,” for additional details.
Series A Preferred Stock: The Company’s Series A Preferred Stock is classified as redeemable preferred stock (i.e., temporary equity) outside of stockholders’ equity within the Company’s unaudited Condensed Consolidated Balance Sheets due to certain redemption rights not solely within the Company’s control. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. All financial instruments are evaluated for embedded derivative features by analyzing each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability. The Company evaluated the Series A Preferred Stock and determined that its nature is that of an equity-host with no embedded derivatives requiring bifurcation. The Company initially recognized the Series A Preferred Stock at its relative fair value, net of allocated issuance costs.
At each reporting period, the Company reassesses whether the Series A Preferred Stock is (i) currently redeemable or (ii) probable of becoming redeemable in the future. If the instrument meets either criterion, the Company will adjust the carrying amount to the estimated maximum redemption value (i.e., the redemption price). As of September 30, 2025, the Series A Preferred Stock was not redeemable, nor probable of becoming redeemable in the future. As such, the carrying amount of the Series A Preferred Stock was not adjusted to the maximum redemption value. See Note 15, “Redeemable Preferred Stock,” for additional details.
Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock. The Company analyzed the classification of its outstanding Warrant as of the date of issuance and as of September 30, 2025, and determined that such instrument met the criteria for equity classification. See Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
Revenue Recognition: For certain product sales primarily within the Magnetics segment, the Company receives requests from a customer to temporarily hold purchased products at the Company’s facilities. These products are sold under terms included in bill-and-hold arrangements that may result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture, which is the point in time control of the product transfers to the customer. See Note 16, “Revenue Recognition,” for additional information.
Performance-based Performance Stock Units: The Company recognizes the performance-based performance stock units’ (“performance-based PSUs”) grant-date fair value as compensation cost on a straight-line basis over the requisite service period if it is probable that a performance condition will be achieved. No compensation cost will be recognized for a performance condition that is not probable of being achieved. The Company will re-evaluate at the end of each reporting period whether or not a performance condition is probable of being achieved. If, based on this re-evaluation, the Company estimates an increase in overall compensation cost, then the Company will recognize a cumulative catch-up of compensation cost in the period of the re-evaluation. Alternatively, if the Company estimates a decrease in overall compensation cost, the Company will defer reversing compensation cost until achievement of the performance condition is estimated to be improbable. Previously recognized compensation costs related to forfeited awards will be reversed in the period the forfeiture actually occurs. See Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
Convertible Debt and Embedded Derivatives: The Company accounts for its convertible debt in accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815 or the substantial premium model in ASC 470-20 applies. When it is determined that an embedded derivative is required to be bifurcated, the Company recognizes the bifurcated embedded derivative, measured at fair value, as a separate derivative asset or liability upon initial recognition and in subsequent periods at fair value with changes in fair value included in profit or loss each reporting period. Changes in the fair value each reporting period are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements: During the three and nine months ended September 30, 2025, there were no accounting pronouncements adopted by the Company that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07 on a retrospective basis as of December 31, 2024, for annual periods, and for interim periods beginning in 2025. See Note 22, “Segment Reporting,” for additional information.
Recently Issued Accounting Pronouncements: The Company is currently evaluating the effect of adopting ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures,” and ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments,” on its financial statements and/or disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—PUBLIC-PRIVATE PARTNERSHIP WITH U.S. DEPARTMENT OF WAR
On July 9, 2025, the Company entered into the DoW Transaction Agreements, whereby the Company agreed to use its reasonable best efforts to (i) construct the 10X Facility, which will produce sintered NdFeB permanent magnets, (ii) extend HREE refining capability at Mountain Pass to include the separation of samarium oxide, (iii) recommission the chlor-alkali facilities at Mountain Pass and (iv) expand capacity at the Independence Facility to a projected 3,000 metric tons (“MTs”) of magnets annually. The Company also agreed to use up to $600 million of its existing cash to fund these projects. Additionally, the DoW Transactions consist of a comprehensive, long-term package of commitments from the DoW, including pricing support, a long-term offtake agreement and certain financing arrangements. Key terms include the following:
Pricing & Supply Commitments
Price Protection Agreement: The PPA establishes a price floor for the Company’s NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) and commences on October 1, 2025, continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, the Company will have the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) its designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
At the conclusion of each quarter, the Company may elect, at its option, any of the following NdPr Designations (without duplication):
•“Stockpile” represents produced, but not yet sold NdPr Product,
•“Affiliate sales” represents internally sold NdPr Product, such as sales from the Materials segment to the Magnetics segment, or
•“Third party sales” represents externally sold NdPr Product.
On a quarterly basis, the DoW will pay the Company an amount per kilogram (“KG”) equivalent of NdPr Products equal to the shortfall between $110 and the Benchmark Quarterly Average Volume Weighted Price. Once the 10X Facility reaches full production capacity (the “Production Milestone Date”), and the Benchmark Quarterly Average Volume Weighted Price exceeds $110, the Company will pay the DoW 30% of the difference between the Benchmark Quarterly Average Volume Weighted Price and $110.
DoW Offtake Agreement: The Company entered into a magnet offtake agreement with the DoW (the “DoW Offtake Agreement”), pursuant to which the Company will sell to the DoW the entire amount of magnets produced at the 10X Facility; provided, however, that at the DoW’s request, or at the Company’s request and with the DoW’s consent, the Company may sell up to 100% of magnet production to other third-party customers. The DoW will acquire the magnets at a price equal to their production costs (as defined in the DoW Offtake Agreement), plus the guaranteed EBITDA discussed below. The DoW Offtake

Agreement has a term of ten years commencing on the date at which the 10X Facility begins operations and is capable of producing any quantity of magnets (the “Commercial Operation Date”). Given the DoW’s right to substantially all of the economic benefits of the 10X Facility and its ability to direct the use toward magnet production, the DoW Offtake Agreement meets the definition of a lease for the 10X Facility.
In accordance with the DoW Offtake Agreement, the DoW guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement) on an annual basis after the Production Milestone Date, adjusted annually in each calendar year following 2025 for inflation at a rate equal to 2% (the “Threshold EBITDA Amount”). Between the Commercial Operation Date and the Production Milestone Date, the Company is entitled to a proportion of the Threshold EBITDA Amount based on demonstrated capacity levels. The DoW will make quarterly payments to the Company in an amount equal to 25% of the Threshold EBITDA Amount, subject to annual true up.
On an annual basis, commencing on the Production Milestone Date, if the Company sells magnets to third-party customers, the DoW will be entitled to receive (i) the first $30 million of EBITDA attributable to the 10X Facility that exceeds the Threshold EBITDA Amount (the “Initial Excess Amount”) and thereafter (ii) 50% of the EBITDA attributable to the 10X Facility that exceeds the Initial Excess Amount.
Under the DoW Offtake Agreement, before the Commercial Operation Date, the Company is entitled to receive reimbursement from the DoW for certain incremental costs incurred by the Company in connection with engineering, development and start-up of the 10X Facility and for designing magnets to the DoW’s specifications (to the extent such costs are not capitalizable as 10X Facility construction costs), with such payments being capped at $30 million in any calendar year.
The DoW Transaction Agreements also provide that the DoW will assist the Company in procuring HREE required for magnet production at the 10X Facility over the duration of the DoW Offtake Agreement. Working capital costs associated with stockpiling or forward purchasing of HREE are also reimbursable by the DoW, with no annual cap, through the Commercial Operation Date.
Financings
Series A Preferred Stock: The Company issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the DoW for cash consideration of $400.0 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of the Company’s common stock at an initial conversion price of $30.03 per share, subject to customary anti-dilution adjustments. See Note 15, “Redeemable Preferred Stock,” for additional details.
Warrant: The Company issued a warrant (the “Warrant”) to the DoW, exercisable at any time for a period of ten years for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share, subject to customary anti-dilution adjustments. See Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional details.
In the aggregate, the common stock into which the Series A Preferred Stock is initially convertible and for which the Warrant is initially exercisable collectively represented 15% of the issued and outstanding shares of the Company’s common stock as of July 9, 2025, without giving effect to the issuance of such shares.
Commitment Letter for Facility Construction: In connection with the DoW Transaction Agreements, the Company obtained a commitment letter (the “Commitment Letter”) from JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA (along with their affiliates, the “Banks”), pursuant to which the Banks agreed to provide committed secured financing in an amount equal to, in the aggregate, at least $1 billion. The Commitment Letter expired undrawn on its own terms on August 26, 2025, as it was reduced on a dollar-for-dollar basis upon the Offering (as defined in Note 18, “Stockholders’ Equity and Stock-Based Compensation”) and the Company’s execution of the Revolving Credit Facility (as defined in Note 11, “Debt Obligations”). See Note 11, “Debt Obligations,” for additional details.
Samarium Project Loan: In August 2025, the Company issued a $150 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”). The Samarium Project Loan was issued for the purpose of the Company extending HREE refining capability at Mountain Pass to include separation of samarium oxide. See Note 11, “Debt Obligations,” for additional details.
Consideration Exchanged and Allocation
The Company issued the Series A Preferred Stock, Warrant, and Samarium Project Loan (the “Issued Instruments”), which had an aggregate fair value of $768.6 million, in exchange for cash and non-cash consideration. Total cash consideration was

$550.0 million, consisting of $400.0 million from the issuance of the Series A Preferred Stock and $150.0 million from the issuance of the Samarium Project Loan. The difference between the fair value of the Issued Instruments and the cash consideration received was $218.6 million, which represents the value of the price protection rights provided under the PPA. As a result, the Company received total consideration of $768.6 million.
The Company allocated the total consideration received among the Issued Instruments, considering whether the instruments are measured at fair value on a recurring basis. As none of the Issued Instruments will be measured at fair value on a recurring basis, the $768.6 million was allocated on a relative fair value basis to the Issued Instruments. The Company incurred $11.3 million of capitalizable transaction costs, which were allocated to the Issued Instruments and the PPA on a proportional basis. The following table presents the initially recognized amounts for the DoW Transactions:

(in thousands)	Measured Value	Allocated Transaction Costs	Recognized Amount
Consideration received:
Cash	$550,000	$—	$550,000
PPA Upfront Asset	218,600	2,502	221,102
Total consideration received	$768,600	$2,502	$771,102

Consideration given:
Series A Preferred Stock	$418,400	$(4,789)	$413,611
Warrant	264,200	(3,024)	261,176
Samarium Project Loan	86,000	(985)	85,015
Total consideration given	$768,600	$(8,798)	$759,802
The total cash and non-cash consideration received in exchange for the Issued Instruments was allocated on a relative fair value basis as included in the table below. The non-cash consideration amounts are disclosed as a non-cash investing and financing activity in Note 23, “Supplemental Cash Flow Information.”

(in thousands)	Cash Consideration	Non-cash Consideration	Measured Value
Issued Instruments:
Series A Preferred Stock	$299,402	$118,998	$418,400
Warrant	189,058	75,142	264,200
Samarium Project Loan	61,540	24,460	86,000
Total consideration received for Issued Instruments	$550,000	$218,600	$768,600

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	September 30, 2025				December 31, 2024
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$7,579	$—	$—	$7,579	$1,889	$—	$—	$1,889
Cash equivalents:
Money market funds	765,507	—	—	765,507	164,477	—	—	164,477
U.S. Treasury securities	233,054	9	—	233,063	86,320	17	—	86,337
Commercial paper	119,065	19	—	119,084	29,731	8	—	29,739
Certificates of deposit	21,922	—	—	21,922	—	—	—	—
Total cash equivalents	1,139,548	28	—	1,139,576	280,528	25	—	280,553
Total cash and equivalents	1,147,127	28	—	1,147,155	282,417	25	—	282,442
Short-term investments:
U.S. agency securities	—	—	—	—	2,240	—	—	2,240
U.S. Treasury securities	763,115	368	(6)	763,477	544,410	222	(12)	544,620
Commercial paper	29,734	6	—	29,740	16,661	6	—	16,667
Certificates of deposit	—	—	—	—	4,897	2	—	4,899
Total short-term investments	792,849	374	(6)	793,217	568,208	230	(12)	568,426
Total cash, cash equivalents and short-term investments	$1,939,976	$402	$(6)	$1,940,372	$850,625	$255	$(12)	$850,868
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and nine months ended September 30, 2025, and 2024. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of September 30, 2025, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the three and nine months ended September 30, 2025 and 2024.
The Company’s interest and investment income, which is included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest and investment income(1)	$16,514	$11,759	$33,225	$37,031
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of September 30, 2025, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $1,167.3 million.

NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Raw materials and supplies, including spare parts	$50,483	$48,400
Mined ore stockpiles	22,796	31,142
Work in process	35,524	14,447
Finished goods	35,563	13,916
Total current inventories	144,366	107,905
Add: Non-current portion(1)	62,779	19,031
Total inventories	$207,145	$126,936
(1)Primarily represents stockpiled ore and stockpiled bastnaesite concentrate that are not expected to be processed within the next 12 months as well as certain raw materials that are not expected to be consumed within the next 12 months. The stockpiled ore and stockpiled concentrate amounts were $23.8 million and $20.0 million as of September 30, 2025, respectively, and $12.3 million and zero as of December 31, 2024, respectively.
As of September 30, 2025, and 2024, the Company recorded lower of cost or net realizable value reserves of $6.4 million and $15.1 million, respectively, on certain work in process and finished goods inventories. These amounts represent decreases of $0.3 million and $2.7 million from the reserves recorded as of June 30, 2025, and 2024, respectively. The reserves were largely attributable to continued elevated carrying costs of the Company’s production of separated products given the current stage of ramping the midstream operations facilities to normalized production levels. Changes in the reserve are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Land and land improvements	$43,028	$42,789
Buildings and building improvements	100,571	96,961
Machinery and equipment	725,643	662,333
Assets under construction	248,977	202,544
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,556,614	1,443,022
Less: Accumulated depreciation and depletion	(250,455)	(191,526)
Property, plant and equipment, net	$1,306,159	$1,251,496
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $118.0 million and $130.0 million for the nine months ended September 30, 2025, and 2024, respectively, including amounts not yet paid (see Note 23, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 11, “Debt Obligations”). The capitalized expenditures for the nine months ended September 30, 2025 and 2024, related primarily to machinery, equipment and assets under construction to support the Company’s Independence Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 17, “Government Grants”).
The Company’s depreciation and depletion expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$18,500	$16,018	$55,760	$46,012
Depletion expense	$3,580	$2,969	$7,748	$8,864

There were no property, plant and equipment impairments recognized for the three and nine months ended September 30, 2025 and 2024. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 17, “Government Grants.”
NOTE 7—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance, which was included in “Other non-current assets” within the Company’s unaudited Condensed Consolidated Balance Sheets, was zero and $9.1 million, as of September 30, 2025, and December 31, 2024, respectively, and pertained to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. At the time of the initial investment, the Company determined that VREX Holdco was a variable interest entity, but that the Company was not the primary beneficiary. Consequently, the Company did not consolidate VREX Holdco, and instead, accounted for its investment in VREX Holdco under the equity method of accounting as it had the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
In May 2025, the Company sold its 49% interest in VREX Holdco back to VREX Holdco in exchange for a cash payment of $9.7 million. Upon the sale, the Company derecognized its VREX Holdco equity method investment carrying amount and recorded a gain of $1.3 million for the difference between the selling price and the investment’s carrying amount; the gain was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. No impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.
The Company’s share of VREX Holdco’s net loss, which was included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was not material for the nine months ended September 30, 2025, and for the three and nine months ended September 30, 2024.
NOTE 8—INTANGIBLE ASSETS
The Company’s intangible assets are included within “Other non-current assets” in the Company’s unaudited Condensed Consolidated Balance Sheets and consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Intangible assets with definite lives:
Patent and intellectual property license	$8,963	$8,963
Less: Accumulated amortization	(2,490)	(1,593)
Intangible assets, net	$6,473	$7,370
Amortization expense related to amortizing intangible assets was $0.3 million and $0.9 million, respectively, for both the three and nine months ended September 30, 2025 and 2024. No impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.
NOTE 9—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of September 30, 2025, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
As of September 30, 2025, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and nine months ended September 30, 2025 and 2024.
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $7.6 million and $7.2 million as of

September 30, 2025, and December 31, 2024, respectively. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.4 million and $51.6 million as of September 30, 2025, and December 31, 2024, respectively.
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
As of September 30, 2025, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.78%. There were no significant changes in the estimated remaining costs for the three and nine months ended September 30, 2025 and 2024.
The total estimated aggregate undiscounted cost of $38.8 million and $39.5 million as of September 30, 2025, and December 31, 2024, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost and timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $18.1 million as of both September 30, 2025, and December 31, 2024. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of September 30, 2025, and December 31, 2024, the Company had financial assurance requirements of $45.4 million and $45.5 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 10—ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Accrued payroll and related	$20,864	$17,370
Accrued construction costs	40,399	36,016
Accrued taxes	4,132	4,039
Other accrued liabilities	12,582	7,302
Accrued liabilities	$77,977	$64,727

NOTE 11—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,699	$(177)	$67,522	$67,699	$(440)	$67,259
Convertible Notes due 2030	862,793	(18,463)	844,330	862,793	(21,323)	841,470
Samarium Project Loan	150,000	(64,585)	85,415	—	—	—
Total long-term debt	$1,080,492	$(83,225)	997,267	$930,492	$(21,763)	908,729
Less: Current portion			(67,522)			—
Total long-term debt, net of current portion			$929,745			$908,729
Revolving Credit Facility
In August 2025, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, $160.0 million of unused letter of credit capacity, and $235.0 million of remaining borrowing capacity under the Revolving Credit Facility.
Interest rates under the Revolving Credit Facility are variable based on the Secured Overnight Financing Rate (“SOFR”), or at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S., (iii) the one-month SOFR rate plus 1.00% or (iv) 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 1.75% to 2.50% per annum for SOFR-based loans and ranging from 0.75% to 1.50% per annum for Base Rate-based loans, in each case, depending on the Company’s total leverage ratio.
The Credit Agreement is subject to financial covenants that are tested at the end of each fiscal quarter. From the inception of the Credit Agreement until the earlier of the fiscal quarter in which Consolidated EBITDA (as calculated and defined in the Credit Agreement) of the Company equals or exceeds $400.0 million for the test period and the fiscal quarter ending June 30, 2027 (the “Covenant Trigger Event”), the Company must maintain unrestricted cash and cash equivalents of at least $500.0 million. Following the Covenant Trigger Event, the Company is required to maintain a total leverage ratio of less than 4.00:1.00, or 4.50:1.00 for the fiscal quarter of and the three consecutive fiscal quarters following any material acquisition, and a cash interest coverage ratio greater than 3.0:1.0.
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its agreements. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. The Company was in compliance with the applicable financial covenant contained in the Credit Agreement as of September 30, 2025.
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
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of September 30, 2025, the 2026 Notes are included in “Current portion of long-term debt” within the Company’s unaudited Condensed Consolidated Balance Sheets due to the 2026 Notes maturing within one year.
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
During the third quarter of 2025, the closing price of the Company’s common stock exceeded the 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days, causing the 2026 Notes to be convertible by their holders in the fourth quarter of 2025.
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
During the third quarter of 2025, the closing price of the Company’s common stock exceeded the 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days, causing the 2030 Notes to be convertible by their holders in the fourth quarter of 2025. As noted above, the settlement method of the 2030 Notes is at the Company’s election.
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
The Capped Call Options are intended, subject to the Company’s discretion and depending on whether it elects to exercise its rights under such options, to reduce the potential dilution to the Company’s common stock upon conversion of the 2030 Notes and/or offset cash payments the Company is required to make in excess of the principal amount of the converted 2030 Notes, as the case may be. This would apply in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Options, is greater than the strike price of the Capped Call Options, which initially corresponds to the initial conversion price of the 2030 Notes, or approximately $21.74 per share of common stock, with such reduction and/or offset subject to an initial cap of $31.06 per share of the Company’s common stock.
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes do not have any rights with respect to the Capped Call Options. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the first quarter of 2024, the Company paid $65.3 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheets along with the offsetting associated deferred tax impact of $16.1 million.
The Company elected to integrate the Capped Call Options with those 2030 Notes issued in March 2024 for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $65.3 million gross cost of the purchased Capped Call Options will be deductible for income tax purposes as original discount interest over the term of the 2030 Notes.
Interest cost related to the Convertible Notes was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Coupon interest	$6,513	$5,738	$19,539	$13,389
Amortization of debt issuance costs	1,050	973	3,124	2,864
Convertible Notes interest cost	$7,563	$6,711	$22,663	$16,253
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The remaining terms of the 2026 Notes and the 2030 Notes were 0.5 years and 4.4 years, respectively, as of September 30, 2025.
As of September 30, 2025, and December 31, 2024, accrued and unpaid interest pertaining to the Convertible Notes was $2.2 million and $8.7 million, respectively, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
Samarium Project Loan
As discussed in Note 3, “Public-Private Partnership with U.S. Department of War,” in August 2025, the Company issued a $150 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037. The Samarium Project

Loan bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025. The Samarium Project Loan was recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments. This resulted in a debt discount of $64.0 million as the Samarium Project Loan bears interest at a rate lower than the market interest rate applicable to the Company. See Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs. The debt discount and issuance costs associated with the Samarium Project Loan are amortized to interest expense over the term of the note at an effective interest rate of 12.3%. The Company may prepay the Samarium Project Loan, in whole or in part, at any time, including all accrued interest, without premium, cost or penalty. The outstanding principal and all accrued and unpaid interest under the Samarium Project Loan become immediately due and payable upon the occurrence of certain conditions, such as payment defaults, as specified in the promissory note to the DoW.
Commitment Letter
As discussed in Note 3, “Public-Private Partnership with U.S. Department of War,” in July 2025, the Company obtained the Commitment Letter from the Banks, pursuant to which the Banks agreed to provide committed secured financing, subject to customary terms and conditions, in an amount equal to, in the aggregate, at least $1 billion. The Commitment Letter expired undrawn under its own terms on August 26, 2025, as it was reduced on a dollar-for-dollar basis by the funding raised through the Offering and upon the Company’s execution of the Revolving Credit Facility. In connection with the issuance of the Commitment Letter, the Company incurred $7.4 million of nonrefundable commitment and structuring fees which were recorded as an expense in “Advanced projects and development” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
Equipment Notes
In December 2024, the Company entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which the Company may use only to finance agreed-upon equipment. During the nine months ended September 30, 2025, the Company executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of September 30, 2025, the Company had no available borrowing capacity under the Uncommitted Credit Facility. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 years to 6 years and fixed interest rates of between 6.7% and 7.4% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 23, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	September 30, 2025	December 31, 2024
(in thousands)
Equipment notes
Current	$3,770	$2,098
Non-current	21,393	539
	$25,163	$2,637
As of September 30, 2025, other than the Credit Agreement, none of the agreements governing the Company’s indebtedness contain financial covenants.
NOTE 12—OPERATING LEASES
The Company’s operating leases consist primarily of corporate office space, warehouses, and equipment used in its operations; the Company’s finance leases are not material. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. As of September 30, 2025, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No right-of-use asset impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	September 30, 2025	December 31, 2024
(in thousands)
Operating leases:
Right-of-use assets	Other non-current assets	$14,146	$8,680

Operating lease liability, current	Other current liabilities	$3,200	$1,066
Operating lease liability, non-current	Other non-current liabilities	9,247	5,798
Total operating lease liabilities		$12,447	$6,864
NOTE 13—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 28.5% and 25.7% for the three and nine months ended September 30, 2025, respectively, as compared to 26.8% and 27.5% for the three and nine months ended September 30, 2024, respectively.
The Company’s effective income tax rate can vary from period to period depending on, among other factors, percentage depletion, executive compensation deduction limitations, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), and changes to its valuation allowance against deferred tax assets. Certain of these and other factors, including the Company’s history and future reversals of existing taxable temporary differences, are considered in assessing its ability to realize its net deferred tax assets. As of September 30, 2025, the Company provided a valuation allowance against certain state tax credits that it believes, based on the weight of available evidence, are not more likely than not to be realized.
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, the OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the phase-out of the 45X Credit by 2034. The enactment of the tax reform provisions did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
NOTE 14—COMMITMENTS AND CONTINGENCIES
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
The Company is currently in a dispute with a general contractor for a construction project, which is in binding arbitration. While the Company disputes that it owes any monies (and believes it has a valid claim against the contractor) in connection with this construction project, at present, the Company has accrued an estimate of the potential loss, which is included in “Accrued construction costs” within “Accrued liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets. If an unfavorable outcome were to occur in the binding arbitration, it is possible that the impact could be material to the Company’s consolidated financial statements in the period in which the contingency is resolved.

NOTE 15—REDEEMABLE PREFERRED STOCK
On July 10, 2025, the Board of Directors for the Company authorized the designation of 400,000 shares of Series A Preferred Stock with a stated value of $1,000 per Series A Preferred Stock (the “Stated Value”) from the Company’s existing 50,000,000 authorized but unissued shares of preferred stock. The Company issued the authorized Series A Preferred Stock through a private placement to the DoW for cash consideration of $400.0 million.
The Series A Preferred Stock was initially recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments, of $413.6 million, net of allocated issuance costs of $4.8 million (see Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs). As of September 30, 2025, the carrying amount of the Company’s Series A Preferred Stock, net of issuance costs, was $413.6 million. The Company did not adjust the carrying amount of the Series A Preferred Stock to the current redemption value as a deemed liquidation event was not probable as of September 30, 2025. Subsequent adjustments to increase or decrease the carrying amount to the ultimate redemption value will be made only if a deemed liquidation event (i) has occurred or (ii) becomes probable of occurring in the future.
Dividends: Shares of the Series A Preferred Stock accrue cumulative dividends at a rate of 7.0% per year, compounding quarterly and payable solely in-kind through an increase to the Stated Value of each share of Series A Preferred Stock (each such dividend, a “PIK Dividend”). The Stated Value plus compounded PIK Dividends (the “Accumulated Stated Value”) is only payable by the Company in cash or other assets upon the occurrence of certain insolvency events, including a deemed liquidation event (i.e., it represents the liquidation preference of the holders of the Series A Preferred Stock). Further, the PIK Dividend does not influence the conversion price or the number of common shares that would be issued to the holders of the Series A Preferred Stock upon conversion. As the PIK Dividend is a liquidation preference, it will not be accounted for as an adjustment to the Series A Preferred Stock’s carrying amount until a deemed liquidation event occurs or becomes probable of occurring.
The holders of the Series A Preferred Stock also participate in any dividends declared and paid to holders of the Company’s common stock. Within 15 business days following the end of a calendar year, the Company will pay cash to the holder of each share of Series A Preferred Stock, on an as-converted basis, the amount, if any, by which the aggregate cash dividends paid by the Company on each share of common stock in the prior year exceed 7.0% of the Company’s common stock closing share price on the last trading day of the preceding year (the “Special Payment”).
Voting Rights: The Series A Preferred Stock is nonvoting on all matters, other than those that would have a material adverse effect on the special rights, powers, preferences or privileges of the Series A Preferred Stock.
Conversion: At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of the Company’s common stock at an initial conversion price of $30.03, subject to customary anti-dilution adjustments.
At the election of the Company, any time after the five-year anniversary of issuance, if the closing price per share of the Company’s common stock exceeds 150% of the then-current conversion price for at least 20 trading days in any period of 30 consecutive trading days, the Company may elect to convert all or any portion of the then-outstanding shares of Series A Preferred Stock into common stock at the then-current conversion price.
Redemption: Redemption is contingent upon certain insolvency events, including a deemed liquidation event, or upon certain reorganization events (e.g., share exchange, recapitalization, consolidation, or merger). The Series A Preferred Stock is classified as redeemable preferred stock (i.e., temporary equity) within the Company’s unaudited Condensed Consolidated Balance Sheets due to redemption rights for a deemed liquidation event that, in certain circumstances, is not solely within the Company’s control.
Liquidation Rights: In the event of a voluntary or involuntary liquidation (e.g., a deemed liquidation event), holders of the Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of the Company’s common stock. The liquidation preference payable in cash or other assets equals the greater of (i) the Accumulated Stated Value plus accrued and unpaid dividends (the “Liquidation Floor”) and (ii) the amount the holders of the Series A Preferred Stock would have received had all the Series A Preferred Stock been converted into common stock at the then-current conversion price immediately prior to such liquidation event. As of September 30, 2025, and December 31, 2024, the aggregate minimum liquidation preference was $406.4 million and zero, respectively, which is represented by the Liquidation Floor.

NOTE 16—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue category by segment
Materials segment
Rare earth concentrate	$—	$43,053	$41,992	$107,555
NdPr oxide and metal	30,911	19,179	80,277	34,037
Other revenue	730	695	2,523	1,277
Total Materials segment revenue	$31,641	$62,927	$124,792	$142,869
Magnetics segment
Magnetic precursor products	$21,912	$—	$46,964	$—
Total revenue	$53,553	$62,927	$171,756	$142,869
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
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM. During the three and nine months ended September 30, 2025, the Company recognized $21.9 million and $47.0 million, respectively, of revenue under a bill-and-hold arrangement, under which control of the product transfers to the customer, but the product remains in the physical possession of the Company. The performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to GM. There were no bill-and-hold transactions during the three and nine months ended September 30, 2024.
Additionally, on July 14, 2025, the Company entered into a definitive, long-term supply agreement with Apple for the development, manufacture, and supply of magnets from the Company’s Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets from the Company. As of September 30, 2025, the Company had not yet recognized any revenue under this arrangement.
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

The following table summarizes the activity of the Company’s deferred revenue:

	For the nine months ended September 30,
(in thousands)	2025	2024
Beginning balance(1)	$100,000	$—
Additions to deferred revenue	91,700	50,000
Revenue recognized during the period(2)	(46,964)	—
Ending balance(1)	$144,736	$50,000

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) All of the revenue recognized during the period was included in the beginning deferred revenue balance. For the three months ended September 30, 2025, and 2024, the Company recognized $21.9 million and zero, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Pursuant to the long-term agreement with GM, GM prepaid to the Company $50.0 million in April 2025 and $100.0 million during the year ended December 31, 2024, for magnetic precursor products. The $50.0 million received in April 2025 was the final prepayment for magnetic precursor products under the long-term agreement with GM.
As of September 30, 2025, the Company classified $82.2 million of the $103.0 million total remaining prepayment from GM as current deferred revenue and $20.8 million as non-current deferred revenue in its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied. The Company currently estimates that the performance obligations associated with the current deferred revenue from GM will be satisfied within one year after September 30, 2025, and between approximately one and two years after the same date for the non-current deferred revenue from GM. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon various operational decisions that could impact the production levels of NdPr metal at the Independence Facility.
Pursuant to the definitive, long-term supply agreement with Apple, Apple made an initial prepayment to the Company $40.0 million in September 2025.
As of September 30, 2025, the Company classified the $40.0 million from Apple as non-current deferred revenue in its unaudited Condensed Consolidated Balance Sheets based on the Company’s expected satisfaction of the associated performance obligation beginning in 2027.
NOTE 17—GOVERNMENT GRANTS
Asset-Based Grants: In February 2022, the Company was awarded a $35.0 million contract by the DoW Office of Industrial Base Analysis and Sustainment program to design and build a facility to process HREE at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the nine months ended September 30, 2025, the Company received $24.2 million from the DoW under the HREE Production Project Agreement. No such funds were received from the DoW during the nine months ended September 30, 2024.
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
As of September 30, 2025, and December 31, 2024, the government grant receivable balance and deferred government grant balance within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit. During the third quarter of 2024, the Company received $19.4 million related to the 45X Credit claimed on its 2023 federal tax return. The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.3 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively.

The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$3,793	$1,423	$10,911	$3,828
Selling, general and administrative	$1,020	$—	$1,472	$—
Depreciation, depletion and amortization	$569	$469	$1,653	$1,385
NOTE 18—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Public Offering of Common Stock
In July 2025, the Company completed an underwritten public offering of 13,590,908 shares of the Company’s common stock, par value $0.0001 per share, at a price to the public of $55.00 per share (the “Offering”). The underwriters purchased the shares of common stock at the price of $53.35, including the full exercise of the underwriters’ option to purchase additional shares of the Company’s common stock, solely to cover over-allotments. The Company’s net proceeds from the Offering were $724.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Warrant
As discussed in Note 3, “Public-Private Partnership with U.S. Department of War,” on July 10, 2025, the Company issued the Warrant to the DoW, exercisable at any time, in whole or in part, in cash or in net share settlement at the DoW’s option, for a period of ten years prior to its expiration on July 10, 2035, for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share. The strike price of $30.03 is subject to customary anti-dilution adjustments. The Warrant was classified as an equity instrument included in “Additional paid-in capital” within the Company’s unaudited Condensed Consolidated Balance Sheets and was initially recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments, of $261.2 million, net of allocated issuance costs of $3.0 million (see Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs). As of September 30, 2025, no shares of common stock had been issued pursuant to the exercise of the Warrant.
Treasury Stock
In March 2024, the Company’s Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. In August 2024, the Company’s Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The authorization did not require the purchase of any minimum number of shares. On July 11, 2025, pursuant to the terms of the DoW Transaction Agreements, the Company terminated the Program, which would have otherwise continued until August 30, 2026.
During the three and nine months ended September 30, 2024, the Company repurchased 2.2 million and 15.2 million shares, respectively, of its common stock at an aggregate cost of $24.3 million and $225.1 million, respectively. Of the number of shares repurchased during the nine months ended September 30, 2024, 12.3 million were repurchased in March 2024 contemporaneous with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions. No shares were repurchased during the three and nine months ended September 30, 2025.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of September 30, 2025, the Company has not issued any stock options or SARs and there were 4,592,490 shares available for future grants under the 2020 Incentive Plan.

Performance-Based PSUs: In March 2025, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2025 Performance Share Plan”). Pursuant to the 2025 Performance Share Plan, during the nine months ended September 30, 2025, the Company granted 235,533 of performance-based PSUs at target, all of which cliff vest after a requisite performance period of three years. The performance-based PSUs have a requisite service period of approximately three years and have the potential to be earned in 50% increments between 0% and 200% of the number of granted awards depending on the achievement of the performance conditions. The fair value of these performance-based PSUs was determined using the Company’s stock price on the grant date.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$2,312	$713	$5,060	$2,789
Selling, general and administrative	5,112	4,532	14,813	15,070
Start-up costs	226	134	557	369
Advanced projects and development	36	74	161	395
Total stock-based compensation expense	$7,686	$5,453	$20,591	$18,623

Stock-based compensation capitalized to property, plant and equipment, net	$1,191	$491	$3,427	$597
NOTE 19—FAIR VALUE MEASUREMENTS
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
Cash, Cash Equivalents and Restricted Cash
The fair values of the Company’s cash, cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy. The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate the fair value of cash, cash equivalents and restricted cash due to the short-term nature of these assets.
Short-term Investments
The fair value of the Company’s short-term investments, which are classified as available-for-sale securities, is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.

Convertible Notes
The fair value of the Company’s Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.
Samarium Project Loan
The fair value of the Company’s Samarium Project Loan is based on inputs that are directly observable for substantially the full term of the liability and is classified as a Level 2 measurement. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair value of this liability.
Equipment Notes
The fair value of the Company’s equipment notes is based on inputs that are directly observable for substantially the full term of the liability and is classified as a Level 2 measurement. Model-based valuation techniques for which all significant inputs are observable in active markets were used to calculate the fair values for these liabilities.
The Company’s financial instrument assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,147,155	$1,147,155	$1,147,155	$—	$—
Short-term investments	$793,217	$793,217	$793,217	$—	$—
Restricted cash	$1,337	$1,337	$1,337	$—	$—
Financial liabilities:
2026 Notes	$67,522	$124,306	$124,306	$—	$—
2030 Notes	$844,330	$2,737,507	$2,737,507	$—	$—
Samarium Project Loan	$85,415	$96,488	$—	$96,488	$—
Equipment notes	$25,163	$26,250	$—	$26,250	$—

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,442	$282,442	$282,442	$—	$—
Short-term investments	$568,426	$568,426	$568,426	$—	$—
Restricted cash	$1,161	$1,161	$1,161	$—	$—
Financial liabilities:
2026 Notes	$67,259	$63,528	$63,528	$—	$—
2030 Notes	$841,470	$902,395	$902,395	$—	$—
Equipment notes	$2,637	$2,596	$—	$2,596	$—
NOTE 20—LOSS PER SHARE
Net income or loss attributable to common stock is computed using the two-class method when shares are issued that meet the definition of participating securities. The two-class method determines net income or loss attributable to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series A Preferred Stock contractually entitles the holders of such shares to potentially participate in dividends by way of the Special Payment (as further described in Note 15, “Redeemable Preferred Stock”), but does not contractually require the holders of such shares to participate in the Company’s losses. As such, during the periods when there is a net loss, no amounts of undistributed losses are allocated to the Company’s participating securities.
Basic earnings or loss per common share is computed by dividing net income or loss attributable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share is computed by dividing net income or loss attributable to common stock by the weighted-average number of common shares outstanding, both adjusted by the effect of dilutive potential common shares outstanding during the period using the treasury stock method, the if-converted method, or the two-class method, as applicable.
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per common share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Weighted-average shares outstanding, basic	175,034,287	164,149,348	167,585,724	168,002,773
Assumed conversion of 2026 Notes	—	—	—	4,063,441
Weighted-average shares outstanding, diluted	175,034,287	164,149,348	167,585,724	172,066,214
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings or loss per common share because to do so would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
2026 Notes	452,961	—	—	—
2030 Notes	39,683,215	34,380,440	39,683,215	34,380,440
Series A Preferred Stock	13,320,013	—	13,320,013	—
Warrant	11,201,659	—	11,201,659	—
Restricted stock	—	342,601	—	342,601
RSUs	1,805,703	1,762,523	1,805,703	1,762,523
PSUs	539,833	—	539,833	—
Total	67,003,384	36,485,564	66,550,423	36,485,564

The following table presents the calculation of basic and diluted earnings or loss per common share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Calculation of basic loss per common share:
Net loss attributable to common stock	$(41,780)	$(25,516)	$(95,300)	$(43,082)
Weighted-average shares outstanding, basic	175,034,287	164,149,348	167,585,724	168,002,773
Basic loss per common share	$(0.24)	$(0.16)	$(0.57)	$(0.26)

Calculation of diluted loss per common share:
Net loss attributable to common stock	$(41,780)	$(25,516)	$(95,300)	$(43,082)
Interest expense, net of tax(1):
2026 Notes	—	—	—	770
Gain on early extinguishment of debt(1)(2)	—	—	—	(33,563)
Diluted loss attributable to common stock	$(41,780)	$(25,516)	$(95,300)	$(75,875)
Weighted-average shares outstanding, diluted	175,034,287	164,149,348	167,585,724	172,066,214
Diluted loss per common share	$(0.24)	$(0.16)	$(0.57)	$(0.44)
(1)The nine months ended September 30, 2024, were tax-effected at a rate of 27.5%.
(2)Pertains to the 2026 Notes, a portion of which were repurchased during the nine months ended September 30, 2024.
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into the Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Company has not exercised any of the Capped Call Options as of September 30, 2025.
As discussed in Note 11, “Debt Obligations,” in March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings or loss per share. The amount of the 2026 Notes settled in shares of common stock will have a dilutive impact on diluted earnings or loss per share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially approximately $44.28 per share of common stock.
NOTE 21—RELATED-PARTY TRANSACTIONS
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
In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all sales of its products to China and will not extend the term of the Shenghe Offtake Agreement when it expires in January 2026.
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
During the second quarter of 2025, the Company sold its 49% interest in VREX Holdco in exchange for a cash payment of $9.7 million. See Note 7, “Equity Method Investment,” for additional information.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
Rare earth concentrate	$—	$43,053	$41,992	$107,555
NdPr oxide and metal	$—	$5,061	$9,315	$7,306
Cost of sales (excluding depreciation, depletion and amortization)	$—	$38,139	$31,461	$78,848
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process, as well as other materials from Shenghe in the ordinary course of business. Total purchases were $3.6 million and $19.7 million for the three and nine months ended September 30, 2025, respectively, as compared to $1.8 million and $4.1 million for the three and nine months ended September 30, 2024, respectively.
Accounts Receivable: As of September 30, 2025, accounts receivable from related parties were not material. As of December 31, 2024, $14.9 million of the accounts receivable as stated within the Company’s unaudited Condensed Consolidated Balance Sheets were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
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
In connection with the Company’s use of the aircraft, the Company contracted with a third party and pays for certain fixed and variable expenses associated with the Company’s use of the aircraft.
NOTE 22—SEGMENT REPORTING
The Company’s reportable segments, which are primarily based on the Company’s internal organizational structure and types of products, are its two operating segments—Materials and Magnetics (no operating segments have been aggregated). Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the fourth quarter of 2024.
The Materials segment operates Mountain Pass, which produces refined rare earth products as well as rare earth concentrate and related products. The Materials segment generates revenue primarily from sales of NdPr oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically also generated revenue from sales of rare earth concentrate, which was primarily sold for further distribution to a single customer in China. Refer to the “Concentration of Risk” section in Note 2, “Significant Accounting Policies,” and Note 21, “Related-Party Transactions,” for additional information.
The Magnetics segment operates the Independence Facility, where the Company produces and sells magnetic precursor products and anticipates manufacturing NdFeB permanent magnets by the end of 2025. The first sales of magnetic precursor products, including NdPr metal, were made to GM and were recognized during the first quarter of 2025.

The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated loss before income taxes for the three and nine months ended September 30, 2025 and 2024, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended September 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$31,641	$21,912	$53,553
Total consolidated revenues			$53,553
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	36,877	9,352
Selling, general and administrative (excluding stock-based compensation expense)(2)	8,628	2,947
Other segment items(3)	658	132
Segment Adjusted EBITDA	$(14,522)	$9,481	(5,041)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(7,529)
Depreciation, depletion and amortization			(22,497)
Interest expense, net			(8,566)
Stock-based compensation expense			(7,654)
Initial start-up costs			(1,180)
Transaction-related and other costs			(22,364)
Accretion of asset retirement and environmental obligations			(373)
Gain on disposals of long-lived assets, net			(385)
Other income, net			17,157
Loss before income taxes			$(58,432)

Segment capital expenditures	$31,939	$18,325	$50,264
Other capital expenditures(5)			232
Total capital expenditures for the three months ended September 30, 2025			$50,496
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $2.3 million for the three months ended September 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2025, was $5.1 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

	For the three months ended September 30, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$62,927	$—	$62,927
Total consolidated revenues			$62,927
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	56,441	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	8,704	2,462
Other segment items(3)	348	1,170
Segment Adjusted EBITDA	$(2,566)	$(3,632)	(6,198)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(4,970)
Depreciation, depletion and amortization			(19,344)
Interest expense, net			(6,646)
Stock-based compensation expense			(5,453)
Initial start-up costs			(1,493)
Transaction-related and other costs			(1,428)
Accretion of asset retirement and environmental obligations			(234)
Loss on disposals of long-lived assets, net			(420)
Other income, net			11,320
Loss before income taxes			$(34,866)

Segment capital expenditures	$21,059	$25,383	$46,442
Total capital expenditures for the three months ended September 30, 2024			$46,442
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $0.7 million for the three months ended September 30, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2024, was $4.5 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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

	For the nine months ended September 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$124,792	$46,964	$171,756
Total consolidated revenues			$171,756
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	121,618	20,646
Selling, general and administrative (excluding stock-based compensation expense)(2)	25,179	7,918
Other segment items(3)	1,437	337
Segment Adjusted EBITDA	$(23,442)	$18,063	(5,379)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(22,422)
Depreciation, depletion and amortization			(64,658)
Interest expense, net			(21,595)
Stock-based compensation expense			(20,434)
Initial start-up costs			(2,586)
Transaction-related and other costs			(30,308)
Accretion of asset retirement and environmental obligations			(1,118)
Gain on disposals of long-lived assets, net			1,222
Other income, net			38,947
Loss before income taxes			$(128,331)

Segment capital expenditures	$59,863	$49,866	$109,729
Other capital expenditures(5)			240
Total capital expenditures for the nine months ended September 30, 2025			$109,969
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $5.1 million for the nine months ended September 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025, was $14.8 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Includes amounts not allocated to the reportable segments (primarily related to corporate).

	For the nine months ended September 30, 2024
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$142,869	$—	$142,869
Total consolidated revenues			$142,869
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	131,450	—
Selling, general and administrative (excluding stock-based compensation expense)(2)	23,183	6,331
Other segment items(3)	1,065	2,832
Segment Adjusted EBITDA	$(12,829)	$(9,163)	(21,992)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(17,469)
Depreciation, depletion and amortization			(55,939)
Interest expense, net			(16,248)
Stock-based compensation expense			(18,623)
Initial start-up costs			(3,918)
Transaction-related and other costs			(6,108)
Accretion of asset retirement and environmental obligations			(695)
Loss on disposals of long-lived assets, net			(720)
Gain on early extinguishment of debt			46,265
Other income, net			36,061
Loss before income taxes			$(59,386)

Segment capital expenditures	$88,770	$55,998	$144,768
Total capital expenditures for the nine months ended September 30, 2024			$144,768
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $2.8 million for the nine months ended September 30, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(2)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024, was $15.1 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the nine months ended September 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$22,790	$11,796
Change in construction payables and accrued construction costs	$8,012	$(14,756)
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$27,029	$—
Common stock issued in exchange for financial advisory services	$—	$3,737
Operating right-of-use assets obtained in exchange for lease liabilities	$6,917	$—
Issuance of Series A Preferred Stock in exchange for PPA Upfront Asset	$118,998	$—
Issuance of Warrant in exchange for PPA Upfront Asset	$75,142	$—
Issuance of Samarium Project Loan in exchange for PPA Upfront Asset	$24,460	$—
Excise tax obligation related to repurchases of common stock	$—	$2,037

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
Business Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” “us” and the “Company”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications. We are also developing a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”).
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
The Magnetics segment represents our downstream magnet manufacturing and related operations, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant. The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S., in the first quarter of 2025, and we anticipate manufacturing neodymium-iron-boron (“NdFeB”) permanent magnets by the end of 2025.
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
Recent Developments
Public Offering of Common Stock
In July 2025, we completed an underwritten public offering of 13,590,908 shares of our common stock, par value $0.0001 per share, at a price to the public of $55.00 per share (the “Offering”). The underwriters purchased the shares of common stock at the price of $53.35, including the full exercise of the underwriters’ option to purchase additional shares of our common stock, solely to cover over-allotments. Our net proceeds from the Offering were $724.2 million, after deducting underwriting discounts and commissions and other offering expenses.
Agreement with Apple Inc.
In July 2025, we entered into a definitive, long-term supply agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”) for the development, manufacture, and supply of magnets from our Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones,

Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets from us, of which we received $40.0 million during the third quarter of 2025.
Public-Private Partnership with U.S. Department of War
On July 9, 2025, we entered into definitive agreements with the United States Department of War (the “DoW”), formerly known as the Department of Defense, (collectively, the “DoW Transaction Agreements”) establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoW Transactions”).
As part of the DoW Transactions, we agreed to use reasonable best efforts to (i) construct a second domestic magnet manufacturing facility (the “10X Facility”), which will produce sintered NdFeB permanent magnets, (ii) extend heavy rare earth elements (“HREE”) refining capability at Mountain Pass to include the separation of samarium oxide, (iii) recommission the chlor-alkali facilities at Mountain Pass and (iv) expand capacity at the Independence Facility to a projected 3,000 metric tons (“MTs”) of magnets annually. We have also agreed to use up to $600 million of our existing cash to fund these projects.
Additionally, the DoW Transactions consist of a comprehensive, long-term package of commitments from the DoW, including pricing support, a long-term offtake agreement and certain financing arrangements. Key terms include the following:
Pricing & Supply Commitments
Price Protection Agreement
The PPA establishes a price floor for our NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) and commences on October 1, 2025, continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, we will have the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) our designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
At the conclusion of each quarter, we may elect, at our option, any of the following NdPr Designations (without duplication):
•“Stockpile” represents produced, but not yet sold NdPr Product,
•“Affiliate sales” represents internally sold NdPr Product, such as sales from the Materials segment to the Magnetics segment, or
•“Third party sales” represents externally sold NdPr Product.
On a quarterly basis, the DoW will pay us an amount per kilogram (“KG”) equivalent of NdPr Products equal to the shortfall between $110 and the Benchmark Quarterly Average Volume Weighted Price. Once the 10X Facility reaches full production capacity (the “Production Milestone Date”), and the Benchmark Quarterly Average Volume Weighted Price exceeds $110, we will pay the DoW 30% of the difference between the Benchmark Quarterly Average Volume Weighted Price and $110.
DoW Offtake Agreement
We entered into a magnet offtake agreement with the DoW (the “DoW Offtake Agreement”), pursuant to which we will sell to the DoW the entire amount of magnets produced at the 10X Facility; provided however, that at the DoW’s request, or at our request and with the DoW’s consent, we may sell up to 100% of magnet production to other third-party customers. The DoW will acquire the magnets at a price equal to their production costs (as defined in the DoW Offtake Agreement), plus the guaranteed EBITDA discussed below. The DoW Offtake Agreement has a term of ten years commencing on the date at which the 10X Facility begins operations and is capable of producing any quantity of magnets (the “Commercial Operation Date”). Given the DoW’s right to substantially all of the economic benefits of the 10X Facility and its ability to direct the use toward magnet production, the DoW offtake Agreement meets the definition of a lease for the 10X Facility.
In accordance with the DoW Offtake Agreement, the DoW guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement) on an annual basis after the Production Milestone Date, adjusted annually in each calendar year following 2025 for inflation at a rate equal to 2% (the “Threshold EBITDA Amount”). Between the Commercial Operation Date and the Production Milestone Date, we are entitled to a proportion of the Threshold

EBITDA Amount based on demonstrated capacity. The DoW will make quarterly payments to us in an amount equal to 25% of the Threshold EBITDA Amount, subject to annual true up.
On an annual basis, commencing on the Production Milestone Date, if we sell magnets to third-party customers, the DoW will be entitled to receive (i) the first $30 million of EBITDA attributable to the 10X Facility that exceeds the Threshold EBITDA Amount (the “Initial Excess Amount”) and thereafter (ii) 50% of the EBITDA attributable to the 10X Facility that exceeds the Initial Excess Amount.
Under the DoW Offtake Agreement, before the Commercial Operation Date, we are entitled to receive reimbursement from the DoW for certain incremental costs incurred by us in connection with engineering, development and start-up of the 10X Facility and for designing magnets to the DoW’s specifications (to the extent such costs are not capitalizable as 10X Facility construction costs), with such payments being capped at $30 million in any calendar year.
The DoW Transaction Agreements also provide that the DoW will assist us in procuring HREE required for magnet production at the 10X Facility over the duration of the DoW Offtake Agreement. Working capital costs associated with stockpiling or forward purchasing of HREE are also reimbursable by the DoW, with no annual cap, through the Commercial Operation Date.
Financings
As part of the financing for the projects described above, we issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the DoW for cash consideration of $400 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of our common stock at an initial conversion price of $30.03 per share, subject to customary anti-dilution adjustments. See Note 15, “Redeemable Preferred Stock,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details.
We also issued a warrant (the “Warrant”) to the DoW, exercisable at any time for a period of ten years for up to 11,201,659 shares of our common stock, at an initial exercise price of $30.03 per share, subject to customary anti-dilution adjustments. In the aggregate, the common stock into which the Series A Preferred Stock is initially convertible and for which the Warrant is initially exercisable collectively represented 15% of the issued and outstanding shares of our common stock as of July 9, 2025, without giving effect to the issuance of such shares.
In addition to the issuance of securities, we also obtained a commitment letter (the “Commitment Letter”) from JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA (along with their affiliates, the “Banks”), pursuant to which the Banks agreed to provide committed secured financing in an amount equal to, in the aggregate, at least $1 billion. The Commitment Letter expired undrawn on its own terms on August 26, 2025, as it was reduced on a dollar-for-dollar basis upon the Offering and our execution of the Revolving Credit Facility (as defined in the “Liquidity and Capital Resources” section below).
Finally, in August 2025, we issued a $150 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”). The Samarium Project Loan was issued for the purpose of extending HREE refining capability at Mountain Pass to include the separation of samarium oxide. See the “Liquidity and Capital Resources” section below for additional details.
VREX Holdco Equity Method Investment Exit
During the second quarter of 2025, we sold our 49% interest in VREX Holdco Pte. Ltd. (“VREX Holdco”) back to VREX Holdco in exchange for a cash payment equal to our initial investment amount of $9.7 million. See Note 7, “Equity Method Investment,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information.
Cessation of Shipments to China and Stockpiling of Rare Earth Concentrate
Historically, through our Materials segment, we sold the vast majority of our rare earth concentrate to a single, principal customer in China under the terms of the Shenghe Offtake Agreement (as defined in Note 21, “Related-Party Transactions”). In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of our domestic supply chain objectives, we ceased all sales of our products to China.
We continue to produce concentrate, and to the extent not sold or further processed and sold as separated product, we stockpile that concentrate for future use. In addition, we are prioritizing accelerating our downstream operations, as well as focusing on generating sales of separated products to customers.

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
In April 2025, China imposed export controls, which included export restrictions on seven HREE and certain magnet materials containing HREE. The new restrictions require companies to secure special export licenses to export the specified REE and magnet materials containing HREE. In addition, in October 2025, China expanded these measures by adding several rare earths and related materials to its export control list and by requiring foreign companies to obtain Chinese government approval for the export of products containing even small amounts of Chinese-origin rare earths, as well as technologies related to mining, separation, and magnet manufacturing. These developments have led and continue to lead to several market trends, which may or may not be permanent, including disruptions in supply chains, shortages of rare earth elements, potential price volatility, and an increased demand for alternative supply chains outside of China, all of which, if sustained, may have a material impact on the demand for our products.
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
Maximizing Upstream (“Stage I”) and Midstream (“Stage II”) Production Efficiency
Following the implementation of our Stage I optimization plan, we have reached at least 40,000 MTs of annual REO Production Volume since 2021. These results were achieved by optimizing the reagent scheme, reducing process temperatures, improving tailings facility management, and committing to operational excellence, which allowed us to achieve record production levels in 2024 and 2025. Our Stage I optimization plan has enabled us to attain what we believe to be world-class production cost levels for rare earth concentrate.
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
As part of our partnership with the DoW, we have committed to further extend our refining capabilities to include the separation of samarium oxide and to recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple, we will develop and install scaled magnet recycling capabilities at Mountain Pass.
We currently generate our revenue primarily from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows.
Development of Our Downstream Manufacturing Capabilities (“Stage III”)
We are completing the installation of equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr oxide into metal, alloy and magnets, while incorporating magnet recycling capabilities. These initiatives support our long-term plans to become a leading global source for rare earth magnets. We believe this vertical integration is a core competitive advantage in the production of a critical industrial output. We expect our downstream manufacturing efforts to continue to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains, such as through our agreements with the DoW and Apple described in the “Recent Developments” section above.
In 2024, we commissioned our electrowinning capability to produce NdPr metal from NdPr oxide at Independence. Further, we introduced capabilities to produce neodymium-praseodymium-iron-boron alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. In addition, we recently began trial production of automotive-grade, sintered NdFeB magnets at our new product introduction (“NPI”) facility within Independence. We began generating revenue from sales of magnetic precursor products in the first quarter of 2025. We expect to continue generating revenue from these sales ahead of commissioning of our magnet manufacturing capabilities at the Independence Facility, which are targeted to enter service at the end of 2025. As part of our partnership with the DoW, we committed to expand capacity of the Independence Facility to a projected 3,000 MTs of magnets annually and to commence construction of the 10X Facility. Following commissioning of these capabilities and qualification of our finished magnets, we expect to generate revenue primarily from the sale of magnets.
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
REO Sales Volume
Our REO Sales Volume for a given period is calculated in MTs. A unit, or MT, is considered sold once we recognize revenue on its sale as determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Our REO Sales Volume has historically been a key measure of our ability to convert our concentrate production into revenue. Our REO Sales Volume includes both traditional concentrate as well as roasted concentrate. Given the cessation of shipments of our concentrate as discussed in the “Recent Developments” section above, we do not expect historical REO Sales Volume to be representative of future volumes. Furthermore, we anticipate no longer reporting REO Sales Volume in periods beginning after December 31, 2025.
Realized Price per REO MT
We calculate the Realized Price per REO MT for a given period as the quotient of: (i) our rare earth concentrate sales, which are determined in accordance with GAAP, for a given period and (ii) our REO Sales Volume for the same period. Realized Price per REO MT has historically been an important measure of the market price of our concentrate product. Consistent with REO Sales Volume, we anticipate no longer reporting Realized Price per REO MT in periods beginning after December 31, 2025.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Consolidated Results

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except per share data and percentages)	2025	2024	$	%	2025	2024	$	%
Total revenue	$53,553	$62,927	$(9,374)	(15)%	$171,756	$142,869	$28,887	20%
Net loss	$(41,780)	$(25,516)	$(16,264)	(64)%	$(95,300)	$(43,082)	$(52,218)	(121)%
Basic loss per common share	$(0.24)	$(0.16)	$(0.08)	(50)%	$(0.57)	$(0.26)	$(0.31)	(119)%
Diluted loss per common share	$(0.24)	$(0.16)	$(0.08)	(50)%	$(0.57)	$(0.44)	$(0.13)	(30)%

Adjusted EBITDA(1)	$(12,570)	$(11,168)	$(1,402)	(13)%	$(27,801)	$(39,461)	$11,660	30%
Adjusted Net Loss(1)	$(17,835)	$(19,634)	$1,799	9%	$(59,107)	$(55,162)	$(3,945)	(7)%
Adjusted Diluted EPS(1)	$(0.10)	$(0.12)	$0.02	17%	$(0.35)	$(0.33)	$(0.02)	(6)%

(1) Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Revenue
Rare earth concentrate revenue consists of sales of traditional and roasted rare earth concentrate. For the majority of our sales of rare earth concentrate, the sales price is based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT, with an adjustment for the ultimate market price of the product realized upon final sale, including the impact of changes in exchange rates.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Rare earth concentrate	$—	$43,053	$(43,053)	N/M	$41,992	$107,555	$(65,563)	(61)%
NdPr oxide and metal	30,911	19,179	11,732	61%	80,277	34,037	46,240	136%
Magnetic precursor products	21,912	—	21,912	N/M	46,964	—	46,964	N/M
Other revenue	730	695	35	5%	2,523	1,277	1,246	98%
Total revenue	$53,553	$62,927	$(9,374)	(15)%	$171,756	$142,869	$28,887	20%

N/M = Not meaningful.
Total revenue increased for the nine months ended September 30, 2025, as compared to the respective prior year period, as a result of ramping production of separated products throughout 2024, resulting in higher NdPr oxide and metal revenue in the current year period. Additionally, during the three and nine months ended September 30, 2025, we began recognizing revenue from the sales of magnetic precursor products, with no comparable revenue in the respective prior year periods. These increases were partially offset by lower rare earth concentrate revenues, resulting in a decrease in total revenue for the three months ended September 30, 2025, driven by the July 2025 cessation of all sales to China as well as by the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year period.
As a result of the items discussed in the “Recent Developments” section above, we expect our rare earth concentrate revenues to be materially lower in future periods as we prioritize further processing the concentrate into separated rare earth products or stockpiling for future use. Similarly, as production of separated rare earth products and magnetic precursor products continues to ramp, we expect revenue from NdPr oxide and metal as well as magnetic precursor products revenue to comprise a growing portion of our total revenue in future periods. See the “Segment Results” section below for further discussion of year-over-year changes in revenue.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$48,477	$57,266	$(8,789)	(15)%	$147,739	$134,323	$13,416	10%
The increase in COS for the nine months ended September 30, 2025, was driven by higher sales of NdPr oxide and metal in the current year period, as discussed above, as well as the production costs associated with the magnetic precursor products sold in the current year period, specifically NdPr metal at the Independence Facility, with no comparable costs in the prior year period. These increases were partially offset by a decline in per-unit production costs associated with separated rare earth products as we continue to optimize production, which also drove the decrease in COS for the three months ended September 30, 2025, coupled with overall decreases in total revenue for the three months ended September 30, 2025. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables.
Lastly, COS for the nine months ended September 30, 2025, benefited from an $8.7 million reduction in reserves in the current year period when compared to prior year period on certain of our work in process and finished goods inventories, as well as a higher Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which resulted in lower COS of $2.4 million and $7.1 million, for the three and nine months ended September 30, 2025, respectively.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2025 even as certain per-unit production efficiencies and economies of scale are expected to be achieved, primarily due to the higher production costs associated with separated rare earth products versus rare earth concentrate, as discussed above. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal will likely result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products at Independence, COS may also increase.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$28,405	$21,525	$6,880	32%	$80,000	$64,226	$15,774	25%
The increases in SG&A expenses for the three and nine months ended September 30, 2025, as compared to the respective prior year periods, were driven primarily by higher legal costs, which increased by $2.5 million and $7.8 million for the three and nine months ended September 30, 2025, respectively. Additionally, higher personnel costs (excluding stock-based compensation expense) contributed $1.2 million and $4.6 million, respectively, of the increase in the current respective year periods, due to increased employee headcount to support our downstream expansion.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment and depletion of mineral rights.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Depreciation, depletion and amortization	$22,497	$19,344	$3,153	16%	$64,658	$55,939	$8,719	16%
The year-over-year increases in DD&A for the three and nine months ended September 30, 2025, primarily reflect increases in depreciation of $2.5 million and $9.7 million, respectively. Depreciation increased as a result of the timing of placing certain machinery and equipment assets into service, which occurred progressively throughout 2024, with the majority placed into service during the fourth quarter of 2024 as we began production of magnetic precursor products at Independence.
Beginning in the fourth quarter of 2025, DD&A will include amortization of the right to the price floor protection granted by the DoW under the PPA.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Start-up costs	$1,413	$1,627	$(214)	(13)%	$3,150	$4,287	$(1,137)	(27)%
The year-over-year decreases in start-up costs for three and nine months ended September 30, 2025, were attributable primarily to our downstream initiatives, where start-up activities have declined in line with the commencement of our production of magnetic precursor products at Independence in late 2024.

Advanced projects and development
Advanced projects and development consists principally of costs incurred in connection with research and development of new processes or to significantly enhance our existing processes; and certain government contracts, as well as costs incurred to support growth initiatives or pursue other opportunities.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Advanced projects and development	$19,026	$2,051	$16,975	828%	$21,996	$8,143	$13,853	170%
The year-over-year increases in advanced projects and development for the three and nine months ended September 30, 2025, were primarily due to higher transaction costs, largely associated with the transactions described in the “Recent Developments” section above, including $7.4 million of transaction costs incurred to secure financing and $12.4 million of transaction costs incurred in association with the DoW Transactions.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Other operating costs and expenses (income), net	$758	$654	$104	16%	$(104)	$1,415	$(1,519)	N/M

N/M = Not meaningful.
The year-over-year changes were attributed primarily to the net impact of gains recognized on sales of certain long-lived assets during the three and nine months ended September 30, 2025.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 0.25% and 3.00% per annum interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes (as defined below), respectively, as well as interest expense associated with the Samarium Project Loan, offset by capitalized interest.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$8,566	$6,646	$1,920	29%	$21,595	$16,248	$5,347	33%
Interest expense, net for the three and nine months ended September 30, 2025, increased year over year primarily due to the interest expense associated with the issuance of the Samarium Project Loan in August 2025 and the 2030 Notes in March and December 2024, partially offset by repurchases of the 2026 Notes in 2024 and by higher capitalized interest in the current year period.
Gain on early extinguishment of debt

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Gain on early extinguishment of debt	$—	$—	$—	N/M	$—	$46,265	$(46,265)	N/M

N/M = Not meaningful.
Gain on early extinguishment of debt during the nine months ended September 30, 2024, was the result of the repurchase of a portion of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.

Other income, net
Other income, net consists of interest and investment income, changes in fair value of derivative instruments, and non-operating gains or losses.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Other income, net	$17,157	$11,320	$5,837	52%	$38,947	$36,061	$2,886	8%
Other income, net for the three and nine months ended September 30, 2025, increased year over year primarily as a result of higher interest and investment income earned on our short-term investments during the three months ended September 30, 2025, whose balance increased in the third quarter of 2025. Interest and investment income is principally generated from accretion of the discount on such investments. Additionally, other income, net was impacted by the changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024, which was a $1.1 million loss and a $3.4 million gain for the three and nine months ended September 30, 2025, respectively. Finally, the nine months ended September 30, 2025, benefited from a gain of $1.3 million related to the disposition of the VREX Holdco equity method investment.
Income tax benefit
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Loss before income taxes	$(58,432)	$(34,866)	$(23,566)	(68)%	$(128,331)	$(59,386)	$(68,945)	(116)%
Income tax benefit	$16,652	$9,350	$7,302	78%	$33,031	$16,304	$16,727	103%
Effective tax rate	28.5%	26.8%			25.7%	27.5%
The effective tax rate for the three and nine months ended September 30, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits (“CCTC”). The effective tax rate for the three and nine months ended September 30, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense and a deduction limitation on officers’ compensation, offset by the 45X Credit and CCTC. For additional information on the 45X Credit, see Note 17, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.

Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined rare earth oxides and related products as well as rare earth concentrate products.
KPIs

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%	2025	2024	$	%
Rare earth concentrate(1)
REO Production Volume (MTs)	13,254	13,742	(488)	(4)%	38,612	33,977	4,635	14%
REO Sales Volume (MTs)	—	9,729	(9,729)	N/M	8,922	24,900	(15,978)	(64)%
Realized Price per REO MT	$—	$4,425	$(4,425)	N/M	$4,707	$4,319	$388	9%
Separated NdPr products(1)
NdPr Production Volume (MTs)	721	478	243	51%	1,881	881	1,000	114%
NdPr Sales Volume (MTs)	525	404	121	30%	1,432	674	758	112%
NdPr Realized Price per KG	$59	$47	$12	26%	$56	$51	$5	10%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue and Segment Adjusted EBITDA

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units or dollars, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:
Rare earth concentrate	$—	$43,053	$(43,053)	N/M	$41,992	$107,555	$(65,563)	(61)%
NdPr oxide and metal	30,911	19,179	11,732	61%	80,277	34,037	46,240	136%
Other revenue	730	695	35	5%	2,523	1,277	1,246	98%
Total revenue	$31,641	$62,927	$(31,286)	(50)%	$124,792	$142,869	$(18,077)	(13)%

Segment Adjusted EBITDA(1)	$(14,522)	$(2,566)	$(11,956)	(466)%	$(23,442)	$(12,829)	$(10,613)	(83)%

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 22, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decreases in rare earth concentrate revenue for the three and nine months ended September 30, 2025, were primarily driven by the decreases in REO Sales Volume impacted by the July 2025 cessation of all sales to China as well as the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year period. As noted above in the “Factors Affecting our Performance” section, market prices for rare earth products may be volatile due to actual or perceived changes in supply or demand.
Until we commenced our midstream operations, our REO Sales Volume generally tracked our REO Production Volume over time with slight period-to-period differences caused by the timing of shipments. However, as a result of the items discussed in the “Recent Developments” section above and as we continue to ramp up production of separated rare earth materials, we expect that significant volumes of REO produced from upstream operations will continue to be consumed for separation or stockpiled for future use. In addition, a significant portion of the contained cerium in the REO produced will be intentionally rejected and may not result in finished product. Accordingly, we expect our rare earth concentrate revenues, if any, to be materially lower in future periods.
The increases in NdPr oxide and metal revenue for the three and nine months ended September 30, 2025, as compared to the respective prior year periods, were primarily driven by higher NdPr Production Volume as a result of ramping production of separated products throughout the prior year periods. NdPr oxide and metal revenue for the three and nine months ended September 30, 2025, also benefited from higher NdPr Realized Price per KG as compared to the prior year period. We expect to begin intersegment sales of NdPr oxide to the Magnetics segment in the fourth quarter of 2025.

The decreases in Materials Segment Adjusted EBITDA for the three and nine months ended September 30, 2025, when compared to the respective prior year periods, were driven primarily by the net decreases in revenue, as discussed above, partially offset by corresponding decreases in cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) (“Segment COS”), although the decreases in Segment COS were negatively impacted by higher per-unit production costs of separated products rare earth products sold in the current year period, compared to those of rare earth concentrate. Segment COS for the nine months ended September 30, 2025, also benefited from an $8.7 million reduction in reserves on certain of our work in process and finished goods inventories in the current year period, as well as a higher 45X Credit, which resulted in lower Segment COS of $2.4 million and $7.1 million for the three and nine months ended September 30, 2025, respectively.
As discussed in the “Recent Developments” section above, the PPA for our NdPr products commences on October 1, 2025; given current market prices for NdPr products, we expect to have the right to receive cash from the DoW and recognize income under the PPA starting in the fourth quarter of 2025, which we expect will have a significant impact on the operating results of the Materials segment.
Magnetics Segment
The Magnetics segment operates the Independence Facility, where we produce and sell magnetic precursor products and anticipate the manufacturing of NdFeB permanent magnets by the end of 2025.
Revenue and Segment Adjusted EBITDA

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:
Magnetic precursor products	$21,912	$—	$21,912	N/M	$46,964	$—	$46,964	N/M

Segment Adjusted EBITDA(1)	$9,481	$(3,632)	$13,113	N/M	$18,063	$(9,163)	$27,226	N/M

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 22, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

We began generating revenue from sales of magnetic precursor products during the first quarter 2025, with no comparable sales during the prior year periods (see Note 16, “Revenue Recognition,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information), which also drove the year-over-year increase in Magnetics Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics Segment Adjusted EBITDA will be impacted by the production of magnetic precursor products.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Corporate expenses and other	$7,529	$4,970	$2,559	51%	$22,422	$17,469	$4,953	28%
The increases in corporate expenses and other for the three and nine months ended September 30, 2025, as compared to the respective prior year periods, were driven primarily by higher personnel costs (other than stock-based compensation expense) related to executives and administrative personnel, as well as expenses related to corporate air travel and security services.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In addition to net cash from operating activities, our principal sources of liquidity have been issuances of long-term debt and offerings of shares of our common stock and Series A Preferred Stock. As of September 30, 2025, we had $1,940.4 million of cash, cash equivalents and short-term investments and $1,105.7 million of principal amount of long-term debt and equipment notes, including $71.5 million classified as current.
Historically, our results of operations and cash flows have depended in large part upon the market prices of rare earth products. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth products primarily due to actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products as well as global economic conditions. For example, the significant decrease in the market price of rare earth products in 2024 negatively impacted our cash flows from operations and liquidity.
The cessation of shipments to China had, at least in the short-term, a material negative impact on our results of operations and cash flows. However, we expect this negative impact to be significantly reduced beginning in the fourth quarter of 2025 once the Price Protection Agreement is effective and starts to provide us with pricing stability. We believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future. Specifically, as part of the DoW Transactions, we received significant cash investments and future commitments from the DoW, and in July 2025, we also received a prepayment commitment from Apple, while raising $724.2 million in net proceeds in the Offering. See the “Recent Developments” section for additional information.
While the DoW Transactions, together with our supply agreements with Apple and GM, provide a measure of certainty with respect to both near- and longer-term demand for our products and related revenues, significant factors remain, which could negatively impact our liquidity, particularly in the longer-term, many of which remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: our ability to accelerate our downstream operations and expansion, achieve our business milestones, and perform the obligations under our customer supply agreements, as well as further changes in trade policies in the United States, China or other countries, including the implementation of new tariffs, increases in or reductions of existing tariffs, or the taking of other actions.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. Our working capital needs have increased materially as we have ramped up the production and sales of separated rare earth products. Additionally, they have also increased as a result of the DoW Transactions and our agreement with Apple, and we expect those needs may continue to see further increases in 2025 and 2026 as we continue to scale production of separated rare earth products and advance our downstream magnetics initiatives, including the production and sales of magnetic precursor products and the commissioning of our magnet manufacturing capabilities, as well as a build up of raw materials and parts necessary to support these initiatives.
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

Debt and Other Long-Term Obligations
Revolving Credit Facility: In August 2025, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of September 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility, $160.0 million of unused letter of credit capacity, and $235.0 million of remaining borrowing capacity under the Revolving Credit Facility.
Interest rates under the Revolving Credit Facility are variable based on the Secured Overnight Financing Rate (“SOFR”), or at our option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S., (iii) the one-month SOFR rate plus 1.00% o (iv) 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 1.75% to 2.50% per annum for SOFR-based loans and ranging from 0.75% to 1.50% per annum for Base Rate-based loans, in each case, depending on our total leverage ratio.
The Credit Agreement is subject to financial covenants that are tested at the end of each fiscal quarter. From the inception of the Credit Agreement until the earlier of the fiscal quarter in which our consolidated EBITDA (as calculated and defined in the Credit Agreement) equals or exceeds $400.0 million for the test period and the fiscal quarter ending June 30, 2027 (the “Covenant Trigger Event”), we must maintain unrestricted cash and cash equivalents of at least $500.0 million. Following the Covenant Trigger Event, we are required to maintain a total leverage ratio of less than 4.00:1.00, or 4.50:1.00 for the fiscal quarter of and the three consecutive fiscal quarters following any material acquisition, and a cash interest coverage ratio greater than 3.0:1.0.
The Credit Agreement is guaranteed by us and our subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its agreements. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. We are in compliance with the applicable financial covenant contained in the Credit Agreement as of September 30, 2025.
2026 Notes: In March 2021, we issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
In March 2024, contemporaneous with the pricing of the 2030 Notes (as defined below), we entered into privately negotiated transactions with certain holders of the 2026 Notes to repurchase $400.0 million in aggregate principal amount of the 2026 Notes, using $358.0 million of the net proceeds from the offering of the 2030 Notes. The price we paid to repurchase the 2026 Notes, 89.5% of par value, was the same for each lender and approximated the trading price of the 2026 Notes at the time of the repurchases. Subsequent to the issuance of the 2030 Notes, we repurchased an additional $80.0 million in aggregate principal amount of the 2026 Notes in open market transactions for $70.6 million. As a result of these repurchases, we recorded a $46.3 million gain on early extinguishment of debt in the first quarter of 2024.
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
During the third quarter of 2025, the closing price of our common stock exceeded the 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days, causing the 2026 Notes to be convertible by their holders in the fourth quarter of 2025.
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
The 2030 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion price of approximately $21.74 per share, or 45.9939 shares per $1,000 principal amount of 2030 Notes, subject to adjustment upon the occurrence of certain events.
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
During the third quarter of 2025, the closing price our common stock exceeded the 130% of the applicable conversion price on at least 20 of the last 30 consecutive trading days, causing the 2030 Notes to be convertible by their holders in the fourth quarter of 2025. As noted above, the settlement method of the 2030 Notes is at our election.
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
The Capped Call Options are intended, subject to our discretion and depending on whether we elect to exercise our rights under such options, to reduce the potential dilution to our common stock upon conversion of the 2030 Notes and/or offset cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be. This would apply in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Options, is greater than the strike price of the Capped Call Options, which initially corresponds to the initial conversion price of the 2030 Notes, or approximately $21.74 per share of common stock, with such reduction and/or offset subject to an initial cap of $31.06 per share of our common stock.
The Capped Call Options are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes do not have any rights with respect to the Capped Call Options. We paid $65.3 million for the Capped Call Options in March 2024.
Samarium Project Loan: In August 2025, we issued a $150 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037. The Samarium Project Loan bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025. We may prepay the Samarium Project Loan, in whole or in part, at any time, including all accrued interest, without premium, cost or penalty. The outstanding principal and all accrued and unpaid interest under the Samarium Project Loan become immediately due and payable upon the occurrence of certain conditions, such as payment defaults, as specified in the promissory note to the DoW.
Equipment Notes: In December 2024, we entered into a secured uncommitted non-revolving credit facility (the “Uncommitted Credit Facility”) with Caterpillar Financial Services Corporation, providing an aggregate borrowing capacity of $25.0 million, which we may use only to finance agreed-upon equipment. During the nine months ended September 30, 2025, we executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of September 30, 2025, we had no available borrowing capacity under the Uncommitted Credit Facility. Our equipment notes, which are secured by the purchased equipment, had $25.2 million in principal (and accrued interest) outstanding as of September 30, 2025.
See Note 11, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, warehouses, and equipment used in our operations. As of September 30, 2025, we had future expected lease payment obligations totaling $15.1 million, with $4.2 million due within the next 12 months. See Note 12, “Operating Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 9, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Share Repurchase Programs
In March 2024, our Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of our outstanding common stock. In August 2024, our Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The authorization did not require the purchase of any minimum number of shares. On July 11, 2025, pursuant to the terms of the DoW Transaction Agreements, we terminated the Program, which would have otherwise continued until August 30, 2026.
Cash Flows
The following table summarizes our cash flows:

	For the nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(108,901)	$(17,128)	$(91,773)	(536)%
Investing activities	$(279,075)	$31,697	$(310,772)	N/M
Financing activities	$1,252,865	$6,037	$1,246,828	N/M
N/M = Not meaningful.
Net Cash Used in Operating Activities: Net cash used in operating activities increased by $91.8 million for the nine months ended September 30, 2025, as compared to the prior year period, driven primarily by the increase in inventories, including stockpiled concentrate, to support the ramp of production of separated products and magnetic precursor products. Additionally, in the prior year period, we received $19.4 million related to the 45X Credit claimed on our 2023 federal tax return.
Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities was $279.1 million for the nine months ended September 30, 2025, as compared to the net cash provided by investing activities of $31.7 million in the prior year period. The change in cash flows from investing activities was primarily driven by lower net proceeds from sales and maturities of short-term investments in the current year period, resulting in a net decrease in cash provided of $383.4 million. This was partially offset by lower additions to property, plant and equipment for the nine months ended September 30, 2025, which decreased by $58.9 million when compared to the prior year period, and related primarily to a decrease in construction spend on certain projects, such as the separations facility for heavy rare earth elements, as well as $24.2 million in proceeds from government awards used for construction that we received during the nine months ended September 30, 2025. Additionally, we also received $9.7 million in the current year period in exchange for the sale of our 49% interest in VREX Holdco.
Net Cash Provided by Financing Activities: Net cash provided by financing activities increased by $1.2 billion for the nine months ended September 30, 2025, as compared to the prior year period, driven primarily by the net cash proceeds of $1.3 billion received from the Offering and the DoW Transactions. The prior year period included the net cash flow impact of $12.4 million from the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(41,780)	$(25,516)	$(95,300)	$(43,082)
Adjusted for:
Depreciation, depletion and amortization	22,497	19,344	64,658	55,939
Interest expense, net	8,566	6,646	21,595	16,248
Income tax benefit	(16,652)	(9,350)	(33,031)	(16,304)
Stock-based compensation expense(1)	7,654	5,453	20,434	18,623
Initial start-up costs(2)	1,180	1,493	2,586	3,918
Transaction-related and other costs(3)	22,364	1,428	30,308	6,108
Accretion of asset retirement and environmental obligations(4)	373	234	1,118	695
Loss (gain) on disposals of long-lived assets, net(4)	385	420	(1,222)	720
Gain on early extinguishment of debt	—	—	—	(46,265)
Other income, net	(17,157)	(11,320)	(38,947)	(36,061)
Adjusted EBITDA	$(12,570)	$(11,168)	$(27,801)	$(39,461)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and nine months ended September 30, 2025, and for the nine months ended September 30, 2024, amounts are principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
Adjusted Net Loss and Adjusted Diluted EPS
We calculate Adjusted Net Loss as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per common share excluding the per share impact, using adjusted diluted weighted-average shares outstanding as the denominator, of stock-based compensation expense; initial start-up costs; transaction-related and other costs; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per share and Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Adjusted Net Loss, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(41,780)	$(25,516)	$(95,300)	$(43,082)
Adjusted for:
Stock-based compensation expense(1)	7,654	5,453	20,434	18,623
Initial start-up costs(2)	1,180	1,493	2,586	3,918
Transaction-related and other costs(3)	22,364	1,428	30,308	6,108
Loss (gain) on disposals of long-lived assets, net(4)	385	420	(1,222)	720
Gain on early extinguishment of debt	—	—	—	(46,265)
Other(5)	1,062	—	(3,406)	—
Tax impact of adjustments above(6)	(8,700)	(2,912)	(12,507)	4,816
Adjusted Net Loss	$(17,835)	$(19,634)	$(59,107)	$(55,162)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and nine months ended September 30, 2025, and for the nine months ended September 30, 2024, amounts are principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024, amount is principally included in “Selling, general and administrative within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations and pertains to the change in fair value of the redemption feature included in the portion of our 2030 Notes that were issued in December 2024.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 26.7%, 25.7%, 33.1% and 28.5% for the three and nine months ended September 30, 2025 and 2024, respectively.
The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per share, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Diluted loss per common share	$(0.24)	$(0.16)	$(0.57)	$(0.44)
Adjusted for:
Stock-based compensation expense	0.04	0.04	0.12	0.11
Initial start-up costs	0.01	0.01	0.02	0.02
Transaction-related and other costs	0.13	0.01	0.18	0.04
Gain on disposals of long-lived assets, net	—	—	(0.01)	—
Gain on early extinguishment of debt	—	—	—	(0.27)
Other	0.01	—	(0.02)	—
Tax impact of adjustments above(1)	(0.05)	(0.02)	(0.07)	0.03
2026 Notes if-converted method(2)	—	—	—	0.18
Adjusted Diluted EPS	$(0.10)	$(0.12)	$(0.35)	$(0.33)

Diluted weighted-average shares outstanding(3)	175,034,287	164,149,348	167,585,724	172,066,214
Assumed conversion of 2026 Notes(3)	—	—	—	(4,063,441)
Adjusted diluted weighted-average shares outstanding(3)	175,034,287	164,149,348	167,585,724	168,002,773
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 26.7%, 25.7%, 33.1% and 28.5% for the three and nine months ended September 30, 2025 and 2024, respectively.
(2)For the nine months ended September 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per common share but antidilutive for purposes of computing Adjusted Diluted EPS, within this reconciliation, we have included this adjustment to reverse the impact of applying the if-converted method to the 2026 Notes in the computation of GAAP diluted loss per common share.
(3)For the nine months ended September 30, 2024, since the 2026 Notes were dilutive for purposes of computing GAAP diluted loss per common share but antidilutive for purposes of computing Adjusted Diluted EPS, the adjusted diluted weighted-average shares outstanding excludes the potentially dilutive securities associated with the 2026 Notes.
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

The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash used in operating activities, which is determined in accordance with GAAP:

	For the nine months ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(108,901)	$(17,128)
Additions to property, plant and equipment, net(1)	(85,769)	(144,672)
Free Cash Flow	$(194,670)	$(161,800)
(1)Amounts for the nine months ended September 30, 2025 and 2024, are net of $24.2 million and $0.1 million, respectively, in proceeds from government awards used for construction.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2025.
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
NdPr represents a significant portion of the economic value of our rare earth concentrate. We expect demand for NdPr to continue to grow, driving demand for our separated NdPr oxide and metal, and in the future, permanent magnets containing NdPr. However, actual demand and pricing may fluctuate for numerous reasons beyond our control, including, among other things, supply of NdPr from other producers, discoveries of new mineral properties, technological changes that lead to diminished reliance on NdPr and/or permanent magnets, and shifts in underlying end-user demand for products or components manufactured with NdPr.
The Company’s arrangements with the DoW will significantly mitigate the risks of commodity price fluctuations associated with NdPr on our results of operations. Among the transactions with the DoW, the Company entered the Price Protection Agreement, which provides a price floor of $110 per KG for NdPr products stockpiled, sold to internal affiliates, or sold to third parties. If market prices fall below this threshold, the Company will receive a quarterly payment from the DoW to offset the shortfall. Conversely, once the 10X Facility reaches full production capacity, if the price of NdPr exceeds the threshold, the Company will remit a portion of the upside to the DoW, equal to 30% of the NdPr sales price in excess of $110 per KG. This arrangement allows the Company to produce NdPr at a more stable price, with limited exposure to price declines while retaining upside exposure. This moderates the Company’s exposure to the fluctuations in the NdPr commodity market which the Company has experienced in recent years.
Additionally, the DoW agreed to purchase the entire quantity of magnets produced at the 10X Facility, which, upon completion, we expect will utilize as an input a substantial portion of the NdPr we produce. While this DoW commitment provides a meaningful measure of certainty with respect to our medium- and longer-term NdPr-related cash flows, our business remains susceptible to the fluctuations and uncertainties described above, particularly with respect to the volume of demand for our NdPr products prior to the completion of the 10X Facility when the DoW offtake commitment begins. Thereafter, our business will still remain susceptible to demand fluctuations for amounts other than those used in committed arrangements in our Magnetics segment (including both Independence and the 10X Facility). Additionally, we continue to produce other rare earth products, which is required by the DoW Transaction Agreements to include samarium, which will remain and be subject to market pricing.
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
Foreign Currency Risk
While we currently generate revenue in the United States and in U.S. dollars, the market transactions are denominated mainly in the Chinese Yuan, and we are therefore exposed to currency volatility and devaluation risks. For example, we have historically negotiated quarterly U.S. dollar prices with our customers, which were based in part on the exchange rate between the U.S. dollar and the Chinese Yuan. This exchange rate has been impacted by geopolitical tensions between the U.S. and China, which has and may lead to increased tariffs in the future, preferences for local producers, some of which may be government-supported, changes in taxing regimes or other trade barriers. Foreign currency risk has not historically had a material impact on our results of operations or cash flows.
Our partnership with the DoW, including with respect to the Price Protection Agreement for our NdPr products and purchase commitment of 10X Facility-produced magnets, should help to further mitigate our exposure to this volatility and risk over time, assuring us of substantial cash flows in U.S. dollars. We are in the process of evaluating the continuing need for the negotiation of Yuan-specific protections given this and other recent developments in our business and the market broadly. However, our non-NdPr rare earth products, including samarium, as well as inputs used throughout our processes, remain exposed to market transactions denominated primarily in Chinese Yuan, as may the price of NdPr-based magnets and magnet products produced at our Independence Facility. Additionally, as we expand internationally, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Accordingly, to the extent that foreign currency risk becomes material, we may enter into hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and in Part II, Item 1A. “Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2025, and for the quarterly period ended June 30, 2025. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2025, and for the quarterly period ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no shares repurchased during the three months ended September 30, 2025, under the Company’s share repurchase program. On July 11, 2025, the Company terminated its share repurchase program. See Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended September 30, 2025.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) except as follows:
On September 16, 2025, the James Henry Litinsky Revocable Trust u/a/d October 19, 2011, of which James H. Litinsky, the Company’s founder, Chairman of the Board and Chief Executive Officer, is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,400,000 shares of the Company’s common stock, subject to certain conditions, from January 2, 2026, through February 27, 2027.
On August 11, 2025, Ryan Corbett, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 66,120 shares of the Company’s common stock, subject to certain conditions, from November 17, 2025, through January 14, 2026.
ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Underwriting Agreement, dated July 16, 2025, among the Company and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.1++
Transaction Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.2
Subscription Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.3
Form of Warrant to be issued by MP Materials Corp. to the United States Department of Defense (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.4
Form of Registration Rights Agreement between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.5
Offtake Agreement, dated as of July 9, 2025, between MP 10X Development, LLC and the United States Department of Defense (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.6++
Price Protection Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.7
Form of Promissory Note between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.8
Credit Agreement, dated as of August 25, 2025, by and among MP Materials Corp., as the parent borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the lenders and L/C issuers party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2025).

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

MP MATERIALS CORP.

Dated: November 7, 2025	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer