Form 10-K
period 2025-12-31
MP Materials Corp. / DE
filed 2026-02-26
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $5.0 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 28, 2025. As of February 20, 2026, the number of shares of the registrant’s common stock outstanding was 177,667,450.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2026 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Annual Report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•the heightened significance of the development of the Company’s midstream and downstream operations, including ramping its separation capabilities, and its ability to vertically integrate its value chain;
•risks related to the funding of and support for the DoW Transactions (as defined in Note 3, “Public-Private Partnership with U.S. Department of War”), to challenges thereto and to the Company’s ability, as needed, to obtain additional or replacement funding on terms acceptable to it or at all;
•risks related to certain restrictions imposed on the Company as a result of the affirmative and negative covenants contained in the DoW Transaction Agreements (as defined in Note 3, “Public-Private Partnership with U.S. Department of War”);
•risks related to the Company’s ability to meet obligations of its long-term agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), including risks related to its ability to develop, construct and scale its facilities, technology and production;
•risks related to fluctuations in the pricing, cost of production, and volume of the magnets to be produced under its agreements, and the risk that the Company’s estimate of the magnitude and timing of revenues from the agreements will not be realized;
•risks related to changes in trade policy in the United States, China or other countries, including the implementation of new tariffs, and any material adverse impact on the Company’s business and results of operations as a result of these changes in trade policy;
•risks related to the increased importance of markets outside of China and the Company’s ability to sell additional rare earth products in these markets;
•recent and future volatility in the trading price of the Company’s common stock;
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
•unanticipated costs or delays associated with the Independence Facility, the 10X Facility, and other future magnetics facilities;
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
ii

•lower production volumes at the Mountain Pass Rare Earth Mine and Processing Facility or the Independence Facility due to power outages and interruptions, diminished access to water, equipment failure, spare parts or raw materials shortages, or process performance;
•the ability to safely recommission and operate the Company’s currently idle chlor‑alkali facility;
•increasing costs or limited access to raw materials that may adversely affect the Company’s profitability;
•fluctuations in transportation costs or disruptions in transportation services;
•inability to meet individual customer specifications;
•uncertainty in the Company’s estimates of rare earth mineral reserves;
•risks associated with work stoppages;
•loss of key personnel or the inability to attract and retain skilled employees;
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
•risks associated with the terms and covenants of the Company’s credit agreement;
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
iii

PART I
ITEM 1.    BUSINESS
Overview
MP Materials Corp., including its subsidiaries (the “Company,” “MP Materials,” “we,” “our,” and “us”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Additionally, the Company owns and operates a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”), where the Company produces and sells magnetic precursor products and commenced the manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics.
The Materials segment represents the upstream and midstream operations of the Company, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily to a distributor that, in turn, typically sold that product to refiners in China.
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
On July 9, 2025, the Company entered into definitive agreements with the United States Department of War (the “DoW”), formerly known as the Department of Defense, (collectively, the “DoW Transaction Agreements”) establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoW Transactions”). This partnership is further described in Note 3, “Public-Private Partnership with U.S. Department of War,” in the notes to the Consolidated Financial Statements, which includes certain defined terms related to the DoW Transaction Agreements.
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
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors, generators, and other components essential to automotive technologies, including those used in hybrid and electric vehicles (referred to collectively as “xEVs”), as well as advanced electronics, aerospace and defense systems, energy products, robotics and many other high-growth, advanced technologies. Our integrated operations at Mountain Pass combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability. The Company believes businesses are increasingly prioritizing diversification and security of their global supply chains to reduce reliance on a single producer or region for critical materials. As the only scaled and vertically integrated source in North America for critical rare earths and magnet materials, with a processing footprint designed to operate with best-in-class sustainability and an industry-leading cost structure, the Company believes it is well-positioned to thrive as global manufacturers and the United States prioritize domestic manufacturing and secure supply chains.
The Company’s mission is to maximize stockholder returns over the long-term by executing a disciplined business strategy to restore the full rare earth magnetics supply chain to the United States of America. The Company believes it will generate positive outcomes for U.S. national security and industry, the U.S. workforce, and the environment.

Rare Earth Industry Overview
REE are crucial enablers of modern technologies spanning transportation, electronics, physical artificial intelligence (“AI”) and robotics that have permeated modern society. REE are used in supporting, but often critical, amounts in hundreds of different technologies, materials, and chemicals worldwide for commercial, industrial, social, medical, and environmental applications. In the last several decades, REE have become deeply integrated into the foundation of modern technology and industry and have proven to be difficult to duplicate or replace.
By economic value, neodymium-praseodymium (previously defined as “NdPr,” also referred to as “PrNd” or “didymium”) is the largest segment of the REE market. NdPr is primarily used in NdFeB permanent magnets for electric machines such as EV traction motors, wind power generators, drones, robotics, electronics and a growing list of other applications. The rapid growth of these and other end-use markets is expected to drive substantial demand growth for NdPr and NdFeB magnets in the years ahead.
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
The aggregate global market for rare earth oxides (“REO”) totaled approximately 252,000 metric tons (“MTs”) in 2025 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 6.0% through 2040, according to research by Adamas Intelligence Inc. (“Adamas”). Further, Adamas estimates that the NdPr segment of the REO market, which makes up a significant majority of the market value, is expected to grow at an 8.4% CAGR through 2040, well in excess of the overall REO market. This expected growth will be driven by secular growth in demand for NdPr magnets.
Rare earth materials are used in a diverse array of end markets, including:
•Electric Mobility: traction motors in passenger xEVs, commercial xEVs, special purpose vehicles, two-wheelers, and other applications;
•Industrial, Consumer and Professional Service Robotics: motors, actuators, brakes and sensors used in industrial robots and welders, as well as consumer, service and humanoid robots, and other physical AI applications;
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
Process
The Company has established a three-stage business plan to enable and scale the full rare earth supply chain. Processing of rare earth materials at Mountain Pass includes five primary process steps: (i) mining and crushing; (ii) milling and flotation; (iii) roasting, leaching and impurity removal; (iv) separation and extraction; and (v) product finishing. Manufacturing of magnets at the Independence Facility includes the following process steps: (i) electrowinning; (ii) strip casting; (iii) powder processing, (iv) pressing; (v) sintering; (vi) machining; and (vii) finishing.
Through its upstream operations, which comprise the first two of the process steps at Mountain Pass, the Company produces rare earth concentrate that was historically marketed to refiners primarily through a distribution arrangement. In 2023, the Company commenced midstream operations, consisting of the latter three primary process steps, to produce separated rare earth products that are marketed directly to end users and indirectly through distributors, with revenue generated primarily from the magnet supply chain. Through its midstream operations, the Company produces NdPr oxide and other separated rare earth products, including cerium and lanthanum products, as well as SEG+, a mixed heavy rare earth product.

The Company has also established downstream capabilities at its Independence Facility to convert a portion of the REO produced at Mountain Pass into rare earth magnets and its precursor products to be marketed directly to end users. The Company’s Materials segment includes both upstream and midstream operations, while downstream operations constitute the Magnetics segment.
Upstream Operations
Following the acquisition of Mountain Pass in July 2017, the Company implemented an upstream operations optimization plan that established stable and scaled production of rare earth concentrate by leveraging the site’s existing processing facilities. As a result, the Company believes it has achieved world-class production cost levels for rare earth concentrate. The upstream operations include the mining of primarily bastnaesite ore followed by comminution, which involves crushing and grinding the ore into a milled slurry. The slurry is then processed by froth flotation, whereby the bastnaesite is carried to the surface while the gangue, or non-desired, elements are suppressed and disposed as tailings.
The Company continues to optimize its upstream operations to improve mineral recovery and concentrate grade. In November 2023, the Company announced its “Upstream 60K” strategy whereby the Company intends to grow its annual REO Production Volume to approximately 60,000 MTs via investments in further beneficiation capability and through better usage of lower-grade ore and other underutilized parts of the Mountain Pass ore body.
Midstream Operations
In 2023, the Company completed an optimization and recommissioning project and commenced midstream operations, which consist of the production of separated REE from the rare earth concentrate produced in the Company’s upstream operations, as well as from the separation of third-party feedstock, including recycled materials. The optimization project incorporated upgrades and enhancements to the prior facility process flow to produce separated REE at a lower cost while minimizing the impact on the environment. More specifically, the Company reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage.
The roasting step that oxidizes the rare earth concentrate in a rotary kiln is crucial to ensuring cost-competitiveness. One of the unique attributes of bastnaesite ore is the ability to convert the cerium in the mixed rare earth concentrate to tetravalent cerium that has a low propensity to dissolve, enabling cerium to be removed expediently along with other insoluble gangue elements without selective extraction. Removal of the lower-value cerium early in the Company’s separations process allows for a significant reduction in the mass of material to be separated and finished, thus reducing the energy, reagents, and wastewater required to produce the higher-value NdPr. Additionally, roasting facilitates a lower temperature leach that reduces maintenance costs and downtime.
In February 2022, the Company was selected by the DoW Office of Industrial Base Analysis and Sustainment to design and build a facility for the processing and separation of HREE, which will be built at Mountain Pass and will be integrated into the rest of the Company’s facilities (the “HREE Facility”). The HREE Facility will establish, for the first time in many years, commercial-scale HREE processing in the U.S. in support of commercial and defense applications. The Company is currently advancing the construction of the HREE Facility, with commissioning expected in 2026. Initially, the HREE Facility is expected to primarily produce terbium and dysprosium products principally for use in the Magnetics segment. In addition, as part of its partnership with the DoW, the Company committed to further extend its HREE refining capability at Mountain Pass to include the production of samarium oxide.
Additionally, as part of its definitive, long-term supply agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), the Company is incorporating magnet scrap recycling capabilities at Mountain Pass. This includes the construction of a commercial-scale, dedicated recycling line that will enable the production of rare earth magnets using recycled rare earth feedstock, processed at Mountain Pass and sourced from post-industrial and end-of-life magnets.
Downstream Operations and Future Capabilities
In February 2022, the Company commenced construction of the Independence Facility, the first fully-integrated rare earth metal, alloy and magnet manufacturing facility in the United States. Located in Fort Worth, Texas, the Independence Facility, which also serves as the business and engineering headquarters for the Company’s Magnetics segment, converts NdPr oxide produced at Mountain Pass into permanent magnets and its precursor products, with integrated capabilities to support magnet recycling. As part of its partnership with the DoW, the Company committed to expand capacity of the Independence Facility to a projected 3,000 MTs of magnets annually.

Production begins with the reduction of NdPr oxide through electrowinning, producing NdPr metal for downstream alloying. The metal is combined with iron, boron, and other alloying metals and processed through strip casting, forming NdFeB alloy flake that serves as the precursor for powder metallurgy operations. The alloy flake is then converted into powder through hydrogen decrepitation and jet milling, producing a highly refined NdFeB powder engineered for magnet performance. This powder is compacted into “green” magnet bodies through pressing and subsequently sintered at high temperatures to form dense NdFeB magnet blocks. Following sintering, magnets undergo precision machining to achieve final dimensions and may receive additional processing such as grain boundary diffusion and surface finishing to enhance product durability and magnetic performance.
In 2024, the Company commissioned electrowinning capabilities at the Independence Facility to produce NdPr metal from NdPr oxide, and in 2025, the Company added strip casting capabilities to produce NdFeB alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. At the end of 2025, the Company began commissioning the remaining commercial scale equipment for magnet manufacturing and commenced the manufacturing of its NdFeB permanent magnets.
Additionally, as part of its commitment to the DoW, the Company agreed to construct the 10X Facility, which will be the Company’s second domestic rare earth magnet manufacturing facility. The 10X Facility is expected to begin commissioning in 2028, and once completed and scaled, it will produce an estimated 7,000 MTs of magnets per year. When combined with the Independence Facility’s 3,000 MTs per year of magnets, the Company’s overall U.S. rare earth magnet production capacity will expand to an estimated 10,000 MTs per year, thus significantly scaling domestic output to serve both defense and commercial customers.
Strategy
Offer the Western Hemisphere a trusted, sustainable source of supply for materials and components that enable the development of critical industries.
More than 70 years of operations at Mountain Pass have demonstrated that the Company’s ore body is one of the world’s largest and highest-grade rare earth resources. The low-volume nature of rare earth mining coupled with the exceptional scale and quality of the ore body results in a resource with significant viability well into the future.
The Company believes Mountain Pass is one of the largest, most advanced and efficient fully-integrated REO processing facilities in the world, and the only such facility located in the Western Hemisphere. Through its operations, the Company aims to provide users of rare earths a U.S. alternative that helps avoid the risks associated with the single point-of-failure that Chinese producers represent.
The U.S. government continues to emphasize the importance of supply chain security for critical minerals and related components, particularly those required for industrial capacity, national defense, and technological leadership. This focus is reflected in initiatives to encourage domestic production and processing of rare earth materials, including the Company’s public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain. The Company believes its location, scale, and integration provide a competitive advantage relative to non-U.S. rare earth producers.
Demand for rare earth permanent magnets is increasingly driven by applications beyond automotive, energy, and electronics, particularly service and humanoid robots and other physical AI applications, as well as critical defense systems. These applications require high‑performance magnetic materials with increasingly stringent specifications, long product lifecycles, and secure, traceable supply chains. As electrification, automation, and advanced manufacturing continue to scale globally, the Company believes demand for rare earth magnet materials will grow over time.
A combination of geopolitical uncertainty, reshoring initiatives, and labor constraints is leading industrial original equipment manufacturers (“OEMs”) to reconfigure their supply chains to prioritize reliability, resilience, and domestic or allied‑nation sourcing. As robotics, physical AI applications, critical defense systems, and other advanced technologies become increasingly central to productivity and economic competitiveness, OEMs are expected to continue seeking long‑term partnerships with suppliers capable of delivering consistent quality at scale. The Company is strategically positioned to support these customers by offering an integrated, Western supply chain solution for rare earth materials and magnet products, leveraging its ownership of Mountain Pass and expanding downstream magnet manufacturing capabilities.
Leverage the Company’s low-cost position to maximize earnings power in all commodity price environments.
The success of the Company’s business reflects its ability to manage its costs. The Company’s production achievements in its upstream operations have provided economies of scale to lower production costs per unit of REO produced in concentrate.

Furthermore, midstream operations were designed to enable the Company to continue to manage its cost structure for separating REE through an optimized facility process flow. This process flow allows the Company to use less energy and raw materials per ton of separated REO. While the initial phase of NdPr oxide production resulted in elevated per-unit costs, the Company has begun to realize cost improvements and anticipates per-unit production costs to decline further over time as production volumes increase and operational efficiencies continue to improve.
Optimization of logistics is also central to maintaining a low-cost position relative to other global producers. Mountain Pass, located immediately adjacent to Interstate 15 and within a one-hour drive of a major railhead and a four-hour drive of the Ports of Los Angeles and Long Beach, offers transportation advantages that create meaningful cost efficiencies in securing incoming supplies and shipping its final products. The Company believes the self-contained nature of its operations, with mining, milling, separations, and finishing all on one site, creates additional cost advantages and operational risk mitigation. In addition, the Mountain Pass site includes a currently idle chlor-alkali facility that the Company has committed to recommissioning as part of its partnership with the DoW to produce key raw materials used in separations. Upon achieving the designed throughput of separated products, the Company’s integrated site will incur lower costs of packaging, handling and transportation as compared to competitors who lack co-located processing.
Further the Company’s mission and ability to capture the full rare earth value chain through downstream integration into rare earth magnet production.
At Independence, with GM as a foundational customer, the Company is furthering vertical integration through downstream processing of REO into finished rare earth magnets and precursor products and incorporating process waste and end-of-life magnet recycling. As discussed above, during 2024 and 2025, the Company commissioned its electrowinning capabilities to produce NdPr metal from NdPr oxide and introduced capabilities to produce NdFeB alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. At the end of 2025, the Company began commissioning the remaining commercial scale equipment for magnet manufacturing and commenced the manufacturing of NdFeB permanent magnets.
Throughout 2025, the Company made significant progress in advancing its engineering and manufacturing technology capabilities and continued to meaningfully expand its magnetics team of scientists, technicians, and engineers, which now comprises more than 180 employees. These achievements at Independence represent a significant milestone towards re-establishing a fully integrated, domestic supply chain for these critical components for the first time in decades. By offering magnet customers a complete, end-to-end Western supply chain solution, the Company believes vertical integration represents a material incremental value creation opportunity, which the Company is uniquely positioned to provide given its ownership of Mountain Pass.
Beyond re-establishing a supply chain for REE in the Western Hemisphere, the Company expects to capitalize on the growing demand for downstream magnetic materials. In aiming to achieve technical and cost leadership, the Company expects it will continue to explore opportunities to invest in, develop, and/or sponsor new downstream initiatives for REO and rare earth products that support industrial electrification. The Company’s progress to date underscores its ability to identify undervalued assets, execute disciplined strategies, and assemble skilled management. The Company will leverage its expertise across the critical minerals value chain, responsibly allocating capital to benefit stockholders and align with its mission.
Human Capital Resources
MP Materials’ employees are the Company’s most valuable asset in fulfilling its mission. At the core of the Company’s success is the relentless pursuit to maintain and nurture an owner-operator culture that instills an entrepreneurial spirit where employees feel motivated and empowered to deliver results through an unwavering commitment to doing what is right in a safe environment. In order to promote MP Materials’ owner-operator culture, every employee receives a discretionary grant of time-vested restricted stock units after joining the Company. The Company believes equity ownership reinforces the employees’ sense of their contribution to the Company’s success.
Ensuring the Company attracts, develops and retains top talent across all functions with diverse experiences, backgrounds and perspectives is critical to the Company’s success. An employee retention rate of approximately 96% was achieved in every calendar quarter during 2025, which continues to demonstrate the Company’s priorities of ensuring its team is healthy, incentivized, proud to work for MP Materials, and believes in the Company’s mission.
Employees
Since relaunching production at Mountain Pass in July 2017, the Company has increased its full-time equivalent (“FTE”) employee base from eight contractors in 2017 to 998 employees as of December 31, 2025, of which approximately 83% were field-based employees. The FTE employee count grew by 24% in 2025, following an 18% increase in 2024. None of the Company’s employees are subject to any collective bargaining agreements. The Company remains committed to creating and expanding employment opportunities for U.S. workers and has added over 300 employees in the past two years, including over 100 new employees at the Independence Facility in 2025.
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
All newly-hired employees at Mountain Pass complete a minimum of 24 hours of Federal Mine Safety and Health Administration (“MSHA”) training during the onboarding process and must, at a minimum, complete annual refresher training. Following their initial training, depending on their job classification, new employees complete targeted online and supervised field training specific to their roles and responsibilities. For example, operations and maintenance workers go through specific Lock Out/Tag Out/Try Out training, confined-space work and rescue, and forklift classroom and in-the-field training. In total, during 2025, the Company’s employees completed over 15,000 hours of new hire and/or annual refresher training and over 2,500 hours of emergency medical response training, including first aid and CPR.
The Company utilizes a formalized digital data reporting system to track all incidents reportable to the California Occupational Safety and Health Administration and MSHA. The Company tracks lost time injuries, recordable injuries, recordable injury rates, and near-miss reports. MP Materials strongly encourages the reporting of near-miss incidents so that it can mitigate hazards or change procedures to improve workforce safety in advance of any actual incident.
Diversity and Meritocracy
MP Materials believes that a diverse and meritocratic workforce and Board of Directors produces better overall decision-making for employees, which benefits the organization. In prioritizing hiring employees with the requisite skills, the Company continues to assemble a diverse workforce. As of December 31, 2025, based on employees’ self-reporting, veterans and women represented 3% and 16%, respectively, of the Company’s workforce and 22% of managerial or supervisory positions were occupied by women. As of December 31, 2025, women represented 28% of the Company’s Board of Directors. Additionally, as of December 31, 2025, 51% of the Company’s workforce was composed of underrepresented minorities.
Employee Engagement and Development
Employee engagement efforts are critical in ensuring all employees feel heard, respected, and valued, and that applicable actions are taken when feedback is received. The Company holds events to encourage collaboration and recognize individual and collective contributions, as well as to facilitate interaction between employees and senior and executive leadership.
Methodical execution is key to ensuring Company goals are achieved and exceeded. To ensure the Company’s employees receive the feedback they need to grow and thrive in their careers, MP Materials continually reviews and updates its performance-management processes. The Company ensures that new hires receive the feedback and support they need by scheduling periodic performance evaluations during their introductory periods. Managers hold reviews with all employees no less than annually to give them an opportunity to discuss work performance. This performance management process, rooted in the values of the organization, sets the foundation for applicable goal setting, individual development plans and career pathways going forward.
MP Materials is dedicated to the continual training and development of its employees, especially of those in field operations, to ensure the Company develops future managers and leaders from within its organization. The training starts on an employee’s first day with on-boarding procedures that focus on safety, responsibility, ethical conduct, and collaborative teamwork. In addition, the Company has partnered with educational institutions, governmental authorities, and strategic outside organizations to further enhance and improve access to the talent required to advance the Company’s mission. The Company also has an electrical and instrumentation apprenticeship program that pays for employees to attend trade school to increase their opportunity for future advancement. In 2025, the Company began expanding its leadership training efforts for experienced and up-and-coming leaders.

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
The Company believes Mountain Pass is the world’s cleanest and most environmentally sustainable rare earth production facility. Producing rare earth materials requires significant energy and resources and can lead to environmental challenges if not carefully managed. MP Materials understands that our natural resources, such as water, are precious and limited. As such, the Company is committed to limiting resource consumption, increasing efficiency, and achieving as light of an environmental footprint as possible. The Company does this, in part, by investing in water recycling, reducing reagent usage, implementing energy reduction initiatives, and utilizing a dry stack tailings process. Additionally, as noted above, the Company is incorporating magnet scrap recycling capabilities that will enable the production of rare earth magnets using recycled rare earth feedstock, processed at Mountain Pass and sourced from post-industrial and end-of-life magnets, creating a closed-loop supply chain that underscores the Company’s commitment to sustainability.
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
Customers
Materials Segment
Historically, the Company sold the vast majority of its rare earth concentrate to a single, principal distributor in China under the terms of the Shenghe Offtake Agreement (as defined in Note 21, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements). In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all sales of its products to China.
In February 2023, the Company entered into a distributorship agreement (the “Distribution Agreement”) with Sumitomo Corporation of Americas (“Sumitomo”), under which Sumitomo serves as the exclusive distributor of the NdPr oxide and NdPr metal produced by the Company to Japanese customers through the end of 2030.
The Company also regularly enters into short- and long-term sales contracts with other customers for the sale of its separated rare earth products.
Magnetics Segment
In April 2022, the Company entered into a long-term agreement to supply magnets and precursor products manufactured at the Independence Facility to GM as its foundational customer.
In July 2025, the Company entered into a definitive, long-term supply agreement with Apple for the development, manufacture, and supply of magnets from the Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks.

The Company is also pursuing sales opportunities to other customers for its future magnet products.
Suppliers
The Materials segment uses certain proprietary chemical reagents in its flotation process, which it currently purchases from third-party suppliers. The hydrometallurgy, separations, and product finishing processes are reliant upon certain commodity reagents. These chemicals are subject to pricing volatility, supply availability and other restrictions and guidelines. In the event of a supply disruption or any other restriction, the Company believes that alternative reagents could be sourced for certain processes. As operations continue to scale at the Independence Facility, starting in the fourth quarter of 2025, the Materials segment began to supply the Magnetics segment with NdPr oxide produced at Mountain Pass. In addition, certain raw materials currently used or expected to be used in the production of metal and magnets are subject to pricing volatility, supply availability and other restrictions and guidelines.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect its proprietary intellectual property rights. The Company utilizes patents, trade secret protection and nondisclosure agreements to protect its proprietary rare earth technology.
Competition
The rare earth mining, processing, and magnetics manufacturing markets are capital-intensive and highly competitive. With continued state-sponsored consolidation, there remain two major rare earth groups in China. These groups and their affiliates control (and/or allocate to unaffiliated third parties) substantially all of China’s quota for concentrate production and rare earth refining. In 2025, China took additional steps to consolidate control of the industry into the two major groups through export and import limitations, as well as adjustments to the production quota system. Outside of China, there are few producers operating at scale, with only one other major integrated operator across Australia and Malaysia. China also maintains a dominant position in the supply of NdFeB permanent magnets due to its vast rare earth reserves, advanced processing capabilities, and vertically integrated production infrastructure.
Environmental and Regulatory Matters
The Company is subject to numerous federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining, mineral processing, and magnetics manufacturing industries including, without limitation, those pertaining to employee health and safety, air quality standards and emissions, water usage, wastewater and stormwater discharges, GHG emissions, hazardous and radioactive and other waste management, storage and handling of naturally occurring radioactive material, plant and wildlife protection, remediation of contamination, land use, reclamation and restoration of properties, procurement of certain materials used in the Company’s operations, groundwater quality and the use of explosives. Environmental laws and regulations continue to evolve, which may require the Company to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the re-interpretation or change in enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit operations, or impose other restrictions upon the Company’s current or future operations, or result in the imposition of fines and penalties for failure to comply.
Complying with these regulations is complicated and requires significant attention and resources. The Company expects to continue to incur significant sums for ongoing environmental matters, including salaries and expenditures for monitoring, compliance, remediation, reporting, pollution control equipment and permitting.
Information About Our Executive Officers
The persons serving as executive officers of MP Materials and their positions with the Company are as follows:

Name	Age	Position
James H. Litinsky	48	Chairman of the Board and Chief Executive Officer
Michael Rosenthal	47	Chief Operating Officer
Ryan Corbett	36	Chief Financial Officer
Elliot Hoops	51	General Counsel and Secretary

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
Elliot Hoops. Mr. Hoops joined MP Materials as its General Counsel and Secretary in May 2021. Prior to joining MP Materials, he was Vice President and Deputy General Counsel at Penn National Gaming, Inc. (now known as PENN Entertainment, Inc. (“PENN”)), a regional gaming company, from January 2019 to May 2021, where he was responsible for a variety of legal matters, including commercial transactions, financings, corporate governance, securities law and gaming regulatory compliance. Prior to joining PENN, he was Vice President and Legal Counsel at Pinnacle Entertainment, Inc. (“Pinnacle”), a regional gaming company (which was acquired by PENN), from June 2007 to October 2018. Prior to Pinnacle, he was an associate at Holland & Knight LLP and an attorney advisor with the U.S. Securities and Exchange Commission (the “SEC”). Mr. Hoops received his B.A. in English from the University of Michigan, J.D. from the University of Miami, and LL.M. in Securities and Financial Regulation from Georgetown University Law Center.
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
Investors and others should note that the Company may announce material financial information to its investors using its investor relations website (https://investors.mpmaterials.com/overview), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels as well as social media, including X, YouTube and LinkedIn, to communicate with its stockholders and the public about the Company, its services and other issues. It is possible that the information the Company posts on social media could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in MP Materials to review the information the Company posts on the social media channels listed on its investor relations website.

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
•There can be no assurances that the funding of and support for the transactions contemplated by the DoW Transaction Agreements will not be modified, challenged or impaired in the future, which would have a material adverse effect on our business, results of operations and financial position.
•The DoW Transaction Agreements contain affirmative and negative covenants that may restrict our ability, and the ability of our subsidiaries, to take actions management believes are important to our long-term strategy and could have a material adverse effect on our business, prospects, financial condition, or results of operations.
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
•Significant political, trade and regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.
•The production of rare earth products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient resources to provide for such production, it could have a material adverse effect on our financial condition or results of operations.
•Our continued growth depends on our ability to reach anticipated production rates for the separation of REE as part of midstream operations at Mountain Pass, our only rare earth mining and processing facility.
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
•If we are unable to perform the obligations under our customer supply agreements, this could have a material adverse effect on our financial position and results of operations.
•We may not be able to convert current commercial discussions with customers for the sale of our products into contracts, which may have a material adverse effect on our financial position and results of operations.
•The financial, tax and accounting treatment of the DoW Transactions contemplated by the DoW Transaction Agreements involved significant judgment and may change.
•Outbreaks, epidemics or pandemics could have an adverse effect on our business.
•We are subject to a number of operational risks of our business, including power outages or shortages at Mountain Pass or Independence; increasing costs or limited access to raw materials; disruptions in transportation or other services; inability to process REO that meet individual customer specifications; diminished access to water; uncertainty in our estimates of REO reserves; labor matters/labor relations; information technology and cybersecurity breaches; and/or environmental matters.
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
•Our Credit Agreement (as defined in Note 10, “Debt Obligations” in the notes to the Consolidated Financial Statements) contains certain restrictive covenants, and if we are unable to comply with these covenants, then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the Credit Agreement.
Risks Relating to our Business and Industry
We may be adversely affected by fluctuations in demand for, and prices of, REE and magnet materials.
Because our revenue is, and will be for the foreseeable future, from the sale of rare earth products, changes in demand for, and the market price of (including taxes and other tariffs and fees imposed upon) REE and magnet materials could significantly affect our profitability. The Company’s arrangements with the DoW are intended to significantly mitigate the risks of commodity price fluctuations associated with NdPr on our results of operations. In particular, the Company entered into the Price Protection Agreement, which provides a price floor of $110 per kilogram (“kg”) for NdPr products stockpiled, sold to internal affiliates, or sold to third parties. If market prices fall below this threshold, the Company will receive a quarterly payment from the DoW to offset the shortfall. Conversely, once the 10X Facility reaches full production capacity, if the price of NdPr exceeds the threshold, the Company will remit a portion of the upside to the DoW, equal to 30% of the NdPr sales price in excess of $110 per kg. This arrangement allows the Company to sell NdPr at a more stable price, with limited exposure to price declines while retaining upside exposure. This moderates the Company’s exposure to the fluctuations in the NdPr commodity market which the Company has experienced in recent years.
However, while this DoW commitment provides a meaningful measure of certainty with respect to our medium- and longer-term NdPr-related cash flows, our business and financial results remain susceptible to the fluctuations in the demand for, and the realized prices of, REE and magnet materials, which may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation or deflation, changes in tariffs or trade restrictions, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure REE and magnet materials. A change in the U.S. federal administration introduces uncertainty as to shifts in policies, tariffs, taxes, regulations, and priorities, all of which may have a detrimental impact on demand. Furthermore, supply side factors have a significant influence on price volatility for REE and magnet materials. Supply of REE and magnet materials is dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, and, to a lesser extent, regulation of imports, and has and may continue to change such production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of REE and magnet materials can lead to significant fluctuations in the market price of such products.
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
There can be no assurances that the funding of and support for the transactions contemplated by the DoW Transaction Agreements will not be modified, challenged or impaired in the future, which would have a material adverse effect on our business, results of operations and financial position.
In July 2025, following the execution of the DoW Transaction Agreements, we satisfied all of the initial conditions required thereunder, including the receipt by the Company of the proceeds from the sale of the Series A Preferred Stock. We have received assurances from the DoW that it has, pursuant to Title III of the Defense Production Act (“DPA”), 50 U.S.C. § 4531 et seq., as well as other authorities, all requisite authority to enter into the DoW Transaction Agreements and to consummate its obligations thereunder, including with respect to appropriation of the funds used to purchase the Series A Preferred Stock and to fund the Samarium Project Loan. However, given the unconventional use of DPA Title III authority, the need for the DoW to secure additional funds in the future in order to meet its obligations in these DoW Transaction Agreements, as well as the heightened sensitivity and complexity of contracting with a government entity, particularly in a high profile industry implicating national security, there can be no assurances that the authorization of and continued support for the DoW Transactions will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, results of operations and financial position and the price of our common stock. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the current and future interpretation of the DPA or other laws, and enactment of future federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of DoW Transaction Agreements was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and DoW funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the DoW is contractually bound under the DoW Transaction Agreements, no other agency, office or branch of the federal government has made any assurances or has any obligations under the DoW Transaction Agreements to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to the DoW Transaction Agreements, whether now or in the future. The DoW Transactions may also be challenged by other third parties and are subject to the risk of litigation, both the cost and result of which could materially adversely affect our business, prospects, financial condition and results of operations.
The DoW Transaction Agreements require the Company to make substantial investments in and commitments to specific aspects of our business, namely the expansion of our midstream separation capabilities and development of our 10X Facility. Furthermore, under the terms of the DoW Offtake Agreement, we anticipate that the DoW may become our largest customer of magnets and that the obligations of the DoW under the Price Protection Agreement and DoW Offtake Agreement may represent a significant source of our revenue. As such, we may be heavily reliant upon the continued availability of funding provided by the DoW (including its ability to secure sufficient funding from the legislative branch), as well as the DoW’s long-term pricing and offtake commitments in planning our operations and formulating our strategic plan. If, for any reason, contractually agreed to (but currently unavailable) funding is not timely appropriated by the legislative branch or otherwise becomes unavailable, reduced, restricted, or delayed, we may need to seek alternate financing arrangements, and there can be no assurance that we would be able to secure replacement financing on acceptable terms, at favorable pricing, in a timely manner or at all. If we are not successful in generating alternate financing from operations or in equity or debt capital raising transactions, we may need to reduce our costs, which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back our development projects. Further, historically, market prices for rare earth metals and their downstream products have been subject to a high degree of volatility. If the DoW were to fail to meet its obligations with respect to its pricing and offtake commitments, or to be delayed in doing so, our products may not be cost-optimized to compete in the market, and our profitability may be materially adversely impacted if we choose to offer our products at a reduced price. Additionally, because many of our products may be designed to satisfy DoW specifications and requirements, our products may not find customers in the commercial marketplace, and our profitability may be materially adversely impacted if we are unable to identify alternative sales channels. Failure by either or both of the Company and the DoW to perform its obligations under the Price Protection Agreement and the DoW Offtake Agreement would have a material adverse impact on our business, prospects, results of operations and financial position, and may result in increased volatility in and an adverse effect on the price of our common stock.
Our operations are subject to extensive regulatory requirements enforced in part by the federal government. If government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations. Any change in our relationship with the federal government could impair our ability to operate our existing business and pursue our strategic plans. Furthermore, many of the potential opportunities presented by our strategic relationship with the DoW cannot be replaced, including the government’s unique position to assist and facilitate our sourcing of heavy rare earth feedstock and securing necessary environmental permits and approvals, and with respect to the designation with the highest priority DX Rating under the Defense Priorities and Allocations System of our contracts relating to the DoW Transactions. In the event of any termination or frustration of the DoW Transaction Agreements, in full or in part, we may have limited recourse and remedies available against the DoW and the federal government.
The DoW Transaction Agreements also subject the Company to various laws, regulations, and other policies and considerations that may constrain the Company’s future business or otherwise have a material adverse impact on future financial results. The Company may be subject to heightened scrutiny of our business activities with both government and non-government customers, government audits, investigations, congressional scrutiny, inquiries about conflicts of interest, civil or criminal enforcement by the Department of Justice (including actions under the False Claims Act), exclusion or limitation on future government-funded opportunities, suspension, debarment, and other administrative remedies. Any failure by the DoW to perform its obligations under the DoW Transaction Agreements could exacerbate the other risks described in this section, including risks related to commodity price volatility, liquidity, regulatory compliance and our ability to execute our strategic plans.
The DoW Transaction Agreements contain affirmative and negative covenants that may restrict our ability, and the ability of our subsidiaries, to take actions management believes are important to our long-term strategy and could have a material adverse effect on our business, prospects, financial condition, or results of operations.
The DoW Transaction Agreements contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, (i) constructing the 10X Facility, (ii) extending HREE refining capability at Mountain Pass to include the separation of samarium oxide, (iii) recommissioning the chlor-alkali facilities at Mountain Pass, and (iv) expanding capacity at the Independence Facility to a projected 3,000 MTs of magnets annually. The negative covenants in the DoW Transaction Agreements restrict us with respect to, among other things, (i) consummating certain fundamental events other than to person(s) from certain permitted jurisdictions, (ii) selling any equity or material assets of the Project Company (as such term is defined in the DoW Offtake Agreement), (iii) selling assets or products identified by the DoW as a priority to U.S. national security interests, (iv) knowingly issuing more than 14.9% of the common stock to person(s) from foreign jurisdictions other than certain permitted jurisdictions, (v) consummating certain fundamental events subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”) without obtaining CFIUS clearance prior to consummation or (vi) selling NdPr or magnets to any customer qualifying as a “Restricted Buyer” under the Price Protection Agreement or permitting any customer to resell NdPr or magnets to a Restricted Buyer (other than any NdPr or magnets that are included in another finished product sold by such customer).
Compliance with the affirmative and negative covenants contained in the DoW Transaction Agreements could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the DoW Transaction Agreements, our ability to execute our long-term strategy could be materially adversely affected. A failure to comply with these covenants could give rise to an event of default under the applicable DoW Transaction Agreements. If any such event of default is not waived by the DoW, the DoW would have the right to exercise remedies, which may include, without limitation, termination of one or more of the DoW Transaction Agreements, acceleration of maturity of the Samarium Project Loan, and/or seeking damages. Any such remedies could materially adversely affect our business, results of operations and financial position, and could cause volatility in or otherwise adversely affect, the price of our common stock.
The success of our business will depend, in part, on the growth of existing and emerging uses for rare earth products.
Our strategy is to produce REE and magnet products that are used in critical existing and emerging technologies, such as xEVs, advanced electronics, aerospace and defense systems, energy products, robotics, and many other high-growth, advanced technologies. The success of our business depends on the continued growth of these end-markets and the successful commercialization of rare earth products, including NdPr, in such markets. If the market for these critical existing and emerging technologies does not grow as we expect, grows slower than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies, particularly in the automotive industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business. Any unexpected costs or delays in the manufacturing of separated REE products or rare earth magnets, or less than expected demand for the critical existing and emerging technologies that use rare earth products, could have a material adverse effect on our financial condition or results of operations.
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
Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in 2025, China took additional steps to consolidate control of the industry into the two major groups through export and import limitations, as well as adjustments to the production quota system. Outside of China, there are few producers operating at scale, with processing capabilities located in only one other major integrated operator across Australia and Malaysia. These competitive pressures could have a material adverse effect on our business.
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
Significant political, trade and regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.
We operate globally and sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, including changes in tariff policies by the U.S. administration, export controls, or other trade restrictions, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the current U.S. administration has increased tariffs on goods imported into the U.S., particularly from China, Canada, and Mexico. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies or other geopolitical dynamics could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. We and/or our suppliers may also experience shortages of materials or increases in prices of materials as a result of these ongoing trade tensions, which could increase our costs or decrease our volume of production. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.
The production of rare earth products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient resources to provide for such production, it could have a material adverse effect on our financial condition or results of operations.
Our ability to reach anticipated production rates as part of our midstream operations at Mountain Pass, the completion and expansion of Independence, the construction of the 10X Facility, as well as the execution of other capital projects such as the HREE Facility, chlor-alkali facility, and development of recycling capabilities at Mountain Pass, all require the commitment of substantial resources and capital expenditures. Our estimated expenses may increase for a variety of factors, including as a result of inflationary pressures in the U.S. The progress, the amounts and timing of expenditures and the success of these projects will depend in part on the following: (a) the Company and the DoW performing their respective obligations under the DoW Agreements; (b) the ability of the midstream operating facilities to separate REO as designed and engineered; (c) our ability to timely produce metal for magnets; (d) our ability to timely procure new equipment and materials, certain of which may involve long lead-times, or to repair existing equipment; (e) the ability of service providers or vendors to meet contractually-negotiated delivery or completion deadlines or meet performance specifications or guarantees; (f) maintaining, and procuring, as required, applicable federal, state and local permits; (g) the incorporation of project change orders, due to engineering, process, health and safety, or other considerations; (h) negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work following commissioning; (i) impact of planned and unplanned shut-downs and delays in our production; (j) impact of stoppages or delays on construction projects; (k) disputes with contractors or other third parties; (l) negotiating sales and offtake contracts for our planned production; (m) the execution of any joint venture agreements or similar arrangements with strategic partners; and (n) other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently. Unanticipated costs or delays could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
Our continued growth depends on our ability to reach anticipated production rates for the separation of REE as part of midstream operations at Mountain Pass, our only rare earth mining and processing facility.
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
There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the U.S. and elsewhere in the world that relate to our rare earth products and processes, including our production of magnets at Independence and the 10X Facility. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.
Defending ourselves against third-party claims would be costly and time consuming and would divert employees’ attention from our business, which could lead to delays in our downstream expansion. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:
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
If we are unable to perform the obligations under our customer supply agreements, this could have a material adverse effect on our financial position and results of operations.
We have entered into customer agreements with the DoW, Apple, GM, and other strategic customers. Our ability to fulfill our obligations under these long-term agreements to supply magnets and magnet materials to the DoW, Apple and GM, as examples, as well as any other future customers, is subject to a number of risks and contingencies. We are currently continuing to ramp the production and sales of magnetic precursor products and commissioning our magnet manufacturing capabilities at our Independence Facility, the first scaled, fully integrated rare earth magnet manufacturing facility in the U.S. in several decades. Under the DoW Transaction Agreements, we are required to begin planning and constructing a second rare earth magnet manufacturing facility, the 10X Facility. Despite benefiting from a number of experienced engineers and other third parties in the design, engineering and construction of the Independence Facility and the 10X Facility, we will be required to make a number of judgments and assumptions on process design, equipment selection and design, and plant operations, that may or may not prove to be correct. Design, engineering or construction delays may impair our ability to perform under our long-term agreements with the DoW, Apple, GM, and others, as well as those made with any other future customers. We will also need to promptly assess the need for and to build out additional resources to support multiple novel construction projects in parallel. In addition, we need to procure the necessary equipment and materials to produce magnets and their precursor products, some of which may be difficult to obtain. There can be no assurance that such resources, equipment and materials will be procured on time or not be delayed due to both the finite time and resources of our management and employees to assess and respond to these increased demands, and to circumstances beyond our control.

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
There can be no assurance that we successfully produce magnet materials at the volumes and quality necessary to meet the requirements under our long-term supply agreements with the DoW, Apple, GM, and other customers. In the event we are not able to mitigate these risks or fail to comply with the terms of the DoW Transaction Agreements, particularly the DoW Offtake Agreement, and in particular, our supply agreements with Apple and GM, we may experience material adverse effects on our financial position and results of operations.
We may not be able to convert current commercial discussions with customers for the sale of our products into contracts, which may have a material adverse effect on our financial position and results of operations.
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
The financial, tax and accounting treatment of the DoW Transactions contemplated by the DoW Transaction Agreements involved significant judgment and may change.
Given both the novelty and complexity of the DoW Transactions, no assurance can be provided that the Company’s conclusions of the financial, tax and accounting implications of its commitments and obligations under the DoW Transaction Agreements will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of providing services and receiving cash flows relating to the DoW Transactions, particularly with respect to the DoW Offtake Agreement and the Price Protection Agreement, including with respect to the timing and characterization of payments received from the DoW, among other considerations. The DoW Transaction Agreements are also highly integrated, and certain of the obligations under each DoW Transaction Agreement are contingent upon or impacted by the terms and obligations of the others. If one or more of the DoW Transaction Agreements, or one or more elements of the DoW Transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to the Company and the present condition of its business and operations. We are unable to predict and may not be able to anticipate either these changes or the impact thereof, which may have a material and adverse impact on our business and financial position, including, but not limited to, material changes to our financial outlook, recharacterizations or restatements of our financials or adjustments to previously provided estimates or guidance.
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
A power outage or shortage at Mountain Pass or Independence could temporarily delay mining, processing, and manufacturing operations and increase costs, which may materially adversely impact our business.
Our facilities at Mountain Pass are currently powered by a natural gas-fired combined heat and power (“CHP”) plant that produces electricity and steam and eliminates reliance on the regional electric power grid. Operation of the CHP plant is necessary to support the entire energy demand of our upstream and midstream operations. While we believe that the CHP plant will provide sufficient electricity and steam to operate our existing facilities at Mountain Pass, there can be no assurance that there will not be intermittent interruptions in the ability to produce electricity and steam, including due to equipment failure, maintenance issues or interruptions in the supply of natural gas. In addition, our Independence Facility is powered by electricity and natural gas. Instability in electrical supply could cause sporadic outages or brownouts at Mountain Pass and the Independence Facility. Any such outages or brownouts could have a negative impact on our production. If the CHP plant is unable to provide sufficient energy for the operation of Mountain Pass or if additional growth projects require energy needs in excess of CHP capacity, we may be required to obtain electricity from a single utility company in Southern California. We could incur higher operating costs, remain subject to the effects of occasional grid power outages and brownouts, and could experience temporary interruptions of processing operations. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations.
Increasing costs or limited access to raw materials may adversely affect our profitability.
At Mountain Pass, we use significant amounts of chemical reagents to process REE and expect to use a significant amount of raw materials in the production of magnets at Independence. Though we may enter into long-term purchase agreements, chemical reagents and other raw materials sourced from third parties may be subject to significant volatility in cost and availability. In addition, third parties may not honor their agreements with us and/or declare force majeure, and as a result, we may need to obtain such chemical reagents from other parties at higher costs and expense and there may be a delay in obtaining such chemical reagents. Further, supply chains reliant on sea vessels, trains, and/or trucks may subject us to transportation delays in obtaining these chemical reagents. We also may not be able to store such chemical reagents or other raw materials without incurring substantial costs. We may not be able to pass increased costs for these chemical reagents or other raw materials through to our customers in the form of price increases. The Mountain Pass site includes a currently idle chlor-alkali facility that we are committed to recommissioning as part of our partnership with the DoW to produce hydrochloric acid, sodium hydroxide, and sodium hypochlorite. A significant increase in the price or decrease in the availability of these chemicals before we potentially restart our production of them on-site, or restrictions imposed by environmental regulations or law on chemical use, could materially increase our operating costs and adversely affect our profit margins and production volumes. There can be no assurance that we will be able to purchase the necessary chemical reagents or other raw materials from third parties on terms that are acceptable to us. In addition, there are risks associated with the recommissioning and construction of our chlor-alkali facility, including safety and operational risks. The failure to obtain chemical reagents or other raw materials as needed and the failure to safely operate the chlor-alkali facility will have an adverse effect on our financial condition and results of operations.
Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply REE or magnet products to our customers, which could adversely affect our results of operations.
We currently transport our NdPr oxide products via ocean freight to customers and tollers. In the past, there have been backlogs of container ships off the coast of Southern California that delayed shipments in and out of the ports of Los Angeles and Long Beach, the primary ports that we use to ship our rare earth products. While we managed to mitigate these intermittent delays in shipping rare earth products through these ports, our ability to continue to maintain stable shipments may be impacted if port delays due to congestion return or worsen.
In addition, we may in the future need to transport our products to additional customers and other tollers wherever they may be located. Finding affordable and dependable transportation is necessary for us to be able to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, accidents, damage or loss events, adverse weather conditions, other environmental events, seasonal changes in supply and demand for transportation, changes to rail, highway, or ocean freight systems, domestic or international laws or regulations, permits or other approvals, or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction, delays in meeting contractual delivery requirements, and loss of sales, and could materially adversely affect our results of operations. Such events and conditions, including flooding and other natural disasters, could also impact the facilities of our customers which could have a material adverse effect on our ability to deliver our product to our customers.
We need to process REE to exacting specifications in order to provide our current and future customers with a consistently high-quality product. An inability to process REO that meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
In our midstream operations, we must be able to process REE to meet exacting and ever-stricter customer needs and specifications. We have limited experience running and are still scaling our midstream operations. In the event that certain equipment fails to consistently perform as designed or we are unable to maintain consistent product quality, we may struggle to meet individual customer specifications, which may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of REO requires significant amounts of water. The technology we currently use to beneficiate REO is a sustainable process with dry tailings that limits the need for freshwater usage. Although we believe our current process is sustainable, any disruption in the process could prompt the need for significant access to freshwater. Additionally, with the commencement of our midstream operations in 2023, we require an even greater amount of water for our CHP plant, separation and extraction processes, and product finishing operations, including significant demand for highly-pure water. We maintain and operate one water supply well field for potable and process water and own land and wells in another water supply well field that we may be able to operate in the future. In addition, significant volumes of water are recycled from process brine to reduce groundwater usage. Any disruption to our current process, including our water treatment plant used to make highly-pure water, decreases in available water supply, or inability to recycle sufficient volumes of distillate may have a material adverse effect on our operations and our financial condition or results of operations.
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
Uncertainty in our estimates related to our REO reserves, including incorrect assumptions or imprecise geological data or interpretation of such data, could result in actual reserves being less than estimated, which could lead to lower-than-expected revenues and a shortened estimated life-of-mine for Mountain Pass. Higher-than-expected costs could also negatively impact the value of our reserves. Fluctuations in factors out of our control, such as changes in future product pricing, foreign government policies on the import or export of rare earths and foreign exchange rates, can also have a significant impact on the estimates of reserves and can result in significant changes in the quantum of our reserves period-to-period.
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
We depend on our senior management team and other key personnel, and the loss of such personnel or an inability to attract and retain skilled employees could adversely affect our business.
We depend on the services of our senior management team and other key personnel, whose experience, relationships and leadership are critical to the execution of our strategy, including the operation and expansion of our mining, separation and magnet manufacturing activities. The loss of the services of any member of senior management could disrupt our operations, delay the execution of strategic initiatives and adversely affect our business.
In addition, efficient production of rare earth products, magnets and magnetic precursor products using modern techniques and equipment requires skilled technicians, engineers, operators and other specialized personnel. Our optimization and downstream efforts will significantly increase our need for such personnel, and competition for these employees may be intense. If we are unable to hire, train and retain qualified personnel, or if we are unable to replace senior management or other key employees on acceptable terms or in a timely manner, our labor costs could increase and our ability to reach anticipated production levels or execute our long-term strategy could be adversely affected. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.
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
Although we maintain insurance to address certain risks involved in our business, such as coverage for property damage, business interruption, natural disasters, terrorism and workers’ compensation, there can be no assurance that our coverage will be adequate for liabilities incurred or that insurance will continue to be available to us on economically reasonable terms. Additionally, we cannot be certain that all claims we may make under our insurance policies will be deemed to be within the scope of, or fully covered by, our policies. We might also become subject to liability for environmental issues, damage or other hazards that may be uninsurable or for which we may elect not to insure because of premium costs or commercial impracticality. These policies contain limits of coverage and exclusions that are typical of such policies generally. The payment of such premiums, or the assumption of such liabilities, may have a material adverse effect on our financial position and results of operations.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters or wars.
We may be impacted by natural disasters, wars, or other events outside of our control. For example, Mountain Pass is located in San Bernardino County, California, near active faults, which could lead to nearby earthquakes. If major disasters such as earthquakes, wildfires, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at Mountain Pass or Independence may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data. In addition, malicious actors may leverage increasingly sophisticated, artificial intelligence-driven techniques to attempt to gain unauthorized access to our networks, compromise personal or confidential information, or misappropriate intellectual property. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we have been in the past or could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, operating results and financial condition.
Risks Related to Environmental Regulation
Our operations are subject to extensive and costly environmental requirements; current and future laws, regulations and permits impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.
We are subject to numerous and detailed federal, state and local environmental laws, certifications, regulations, permits, and other legal requirements applicable to the mining and mineral processing industry, including, without limitation, those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, GHG emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances and waste, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment, procurement of certain materials used in our operations, and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations and future growth. Consequently, the modernization and expansion of Mountain Pass and the development of the Independence Facility and the 10X Facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, or the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation are evolving in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. In addition, mine safety has been the subject of increasing scrutiny resulting in federal and state legislatures and other regulatory authorities imposing more stringent regulatory requirements on mining operations. Any changes in environmental laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.
Our operations use hazardous materials and generate hazardous waste and radioactive byproducts. While we maintain procedures for and conduct training on the handling and disposing of chemicals or other substances by our personnel, risks, including bodily injury and property damage, persist. Moreover, mining and processing of rare earths has occurred at Mountain Pass since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, for toxic torts, natural resource damage and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Mountain Pass is subject to an order issued by the Lahontan Regional Water Quality Control Board, primarily related to contamination emanating from certain on-site impoundments active during prior periods of operation, pursuant to which we and previous owners have conducted various investigatory and remedial actions. These remedial activities include groundwater monitoring, extraction and treatment. We are still in the process of delineating the extent of groundwater contamination at and around Mountain Pass and cannot assure you that we will not incur material costs relating to the remediation of such contamination. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, and analogous state statutes, our liability for claims for contamination at our current or former properties, and at third-party sites at which we disposed of waste, may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes, could have a material adverse effect on our business, reputation, results of operations and financial condition.
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
The shares of common stock into which the shares of Series A Preferred Stock are initially convertible and for which the Warrant is initially exercisable collectively represented 15% of the Company’s issued and outstanding common stock prior to the DoW Transactions, without giving effect to the issuance of such shares. The Series A Preferred Stock and the Warrant are convertible and exercisable at any time and from time to time at the election of the DoW. Further, at any time after the five-year anniversary of issuance, if the closing price per share of our common stock exceeds 150% of the then-current conversion price for at least twenty trading days in any period of thirty consecutive trading days, we will have the option to require all or any portion of the then-outstanding Series A Preferred Stock be converted into common stock at the then-current conversion price, subject to certain conditions. As such, existing common stockholders, including holders of shares of common stock offered hereby, may experience substantial dilution of their ownership positions.
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
Expectations regarding environmental, social and governance matters are evolving rapidly and are often subjective, inconsistent and influenced by differing stakeholder priorities. Although we have published a sustainability report and have policies addressing a range of sustainability matters, we may not be able to meet all current or future expectations, or may face criticism for the timing, scope or perceived effectiveness of our initiatives.
In addition, organizations that inform investors on such matters have developed rating systems for evaluating companies on their approach to sustainability, and unfavorable ratings may lead to negative investor sentiment. Any failure, or perceived failure, to effectively manage sustainability-related risks or respond to evolving expectations could increase our costs, harm our reputation, and adversely affect our business, financial condition, results of operations and the market price of our common stock.
Risks Relating to Our Indebtedness
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
In connection with the offering of our 2030 Notes in March 2024, we entered into capped call transactions (the “Capped Call Options”) with certain financial institutions (“Counterparties”), which increased the effective conversion price of the 2030 Notes to $31.06 (from the nominal conversion price of $21.74). Consequently, the Capped Call Options are intended, subject to the Company’s discretion and depending on whether it elects to exercise its rights under such options, to reduce the potential dilution upon conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Notes upon their conversion.
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
Our Credit Agreement contains certain restrictive covenants, and if we are unable to comply with these covenants, then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the Credit Agreement.
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
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its agreements. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. Accordingly, the terms of the Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s information security program is managed by a dedicated Chief Technology Officer (“CTO”), who has over 25 years of professional experience within information technology roles, including 15 years of security consulting experience. The CTO leads the information technology department, which is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Company’s Cybersecurity Incident Response Committee (the “CIRC”), which is comprised of the Company’s CTO, Chief Financial Officer, General Counsel, Chief Accounting Officer, and Vice President of Internal Audit, meets periodically and more often, as needed, in the event cybersecurity incidents are identified.
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

ITEM 2.    PROPERTIES
Mountain Pass
The Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (previously defined as “Mountain Pass”), which is located on 2,232 fee simple acres of land, approximately 50 miles southwest of Las Vegas, Nevada, near Mountain Pass, San Bernardino County, California, at geographic coordinates 35°28’56”N latitude and 115°31’54”W longitude. Mountain Pass supports the Company’s Materials segment and includes an open-pit mine in the production stage, infrastructure supporting mining and processing operations, overburden and ore stockpiles, a crusher, a mill/flotation plant, hydrometallurgy facilities, separation plants, product finishing facilities, tailings processing and storage facilities, a water treatment plant, an idle chlor-alkali facility, and on-site evaporation ponds, as well as laboratory facilities to support product analysis and research and development activities, offices, maintenance shops, warehouses and support buildings. In 2023, the Company completed recommissioning activities on its previously idle separation facilities at Mountain Pass and completed construction of new assets, which are utilized to separate rare earth concentrate into other products, including NdPr oxide. The Mountain Pass facilities and infrastructure, the majority of which were constructed between 2012 and 2023, are in good operating condition and benefit from routine maintenance. The net carrying amount of property, plant and equipment (excluding mineral rights) used in the operation of Mountain Pass was approximately $655 million as of December 31, 2025.
Mountain Pass directly abuts Interstate 15 and may be accessed by existing hard-surface roads. Water at Mountain Pass is supplied through active water wells, pit dewatering, and process water recovery. MP Materials’ facilities at Mountain Pass are powered by a natural gas-powered CHP plant, which produces electricity and steam, minimizing reliance on the regional electric power grid.
As of December 31, 2025, approximately 1,128 acres of the 2,232 acres were in use (e.g., existing buildings, infrastructure or active disturbance). Portions of the fee lands, none of which are actively being mined or are currently anticipated to be mined for the purpose of recovering ore, are subject to mineral reservations in favor of the U.S. for some properties and the State of California for other properties. The specific minerals reserved on those parcels vary according to the type of land patent or conveyance document through which the land was acquired or conveyed. The Company also owns mining and mill site claims over a further 15,000 acres of adjacent land. The lands surrounding Mountain Pass are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition, MP Materials holds 1,020 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. These mining claims and mill sites provide land for mining, ancillary facilities, and expansion capacity around Mountain Pass.

Property Line
Crusher
Tailings Plant
Mill/Flotation Plant
Evaporation Ponds
Specialty Plant
Combined Heat & Power Plant
Water Treatment Plant
Northwest Tailings Disposal Facility
Separations & Product Finishing Plants
Open Pit Mine
Chlor-Alkali Facility
Main Warehouse/Shop/Maintenance
West Overburden Stockpile
Administration & Engineering Lab
Health & Safety/ Training Center
Mobile Maintenance Warehouses
0
1,000
2,000 ft
Lab
Entrance/Guard House

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
The bastnaesite ore body at Mountain Pass has been mined as a principal source of REE for a period of over 70 years. The Mountain Pass REE deposit is located within an uplifted block of Precambrian metamorphic and igneous rocks that are bounded to the south and east by basin-fill deposits in California’s Ivanpah Valley. The two main groups of rocks in the Mountain Pass area are Early Proterozoic high-grade metamorphic rocks and Middle Proterozoic ultrapotassic rocks and monazitic carbonatites, which carbonatites are associated with higher levels of REE. The total orebody strike length is approximately 2,750 feet and dip extent is 3,000 feet; true thickness of the more than 2% total rare earth oxide (“TREO”) grade zone ranges between 15 feet and 250 feet. The percentage of each rare earth material contained in typical Mountain Pass bastnaesite concentrate is estimated to be as follows:

Estimated Distribution of TREO Content
Element
Cerium	50.2%
Lanthanum	32.3%
Neodymium-Praseodymium	15.7%
SEG+(1)	1.8%
(1)See the “Rare Earth Resources and Reserves” section below for definition.
Independence Facility
The Company owns and operates Independence, a rare earth metal, alloy and magnet manufacturing facility, which is located on approximately 18 acres of land in Fort Worth, Texas. The Independence Facility supports the Magnetics segment and is part of the Company’s downstream operations strategy. The building and building improvements were substantially completed in the fourth quarter of 2023. In the fourth quarter of 2024, the Company commissioned machinery and equipment used in the manufacturing of NdPr metal, including electrolysis cells, and placed into service certain other machinery and equipment necessary for the production of other magnetic precursor products, such as strip casters. The Company began commissioning the remaining commercial scale equipment for magnet manufacturing in the second half of 2025.
Corporate Offices
The Company has a lease for corporate office space in Las Vegas, Nevada. The lease has an initial term of 91 months expiring in October 2030, with an option to renew for one five-year period at the Company’s election. In January 2026, the Company entered into a lease agreement for office space in Washington, DC, which is set to commence in the first half of 2026.
Rare Earth Resources and Reserves
Introduction
Mineral resources and mineral reserves were estimated by SRK Consulting (U.S.) Inc. (“SRK”) for inclusion in this Annual Report. Pursuant to the requirements of Regulation S-K Subpart 1300 (“S-K 1300”), SRK prepared a pre-feasibility level Technical Report Summary for Mountain Pass with an effective date of October 1, 2025 (the “2025 TRS”) (refer to Exhibit 96.1 to this Annual Report). The mineral resource and mineral reserve estimated in the 2025 TRS were subsequently depleted by SRK to present an estimate of our resources and reserves as of December 31, 2025. The depletion removed by SRK represents resources and reserves that were extracted from the Mountain Pass open pit from October 1, 2025, through December 31, 2025.
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
Estimation Methodology
Mineral Resources
The mineral resource estimate has been constrained by a geological model considering relevant rock types, structure, and mineralization envelopes as defined by TREO content within relevant geological features. This geological model is informed principally by diamond core drilling and multiple phases of geological mapping. Sectional interpretation based on the combination of these data was used to influence implicit modeling of the geological data with manual controls where appropriate. Data has been composited to reasonable lengths based on the original sample lengths and expected mining unit scale, and outliers have been addressed during estimation using restrictions on influence.
A number of internal controls have been applied over the history of the Mountain Pass deposit to demonstrate the consistency and reliability of historical analytical data supporting mineral resource estimation. Almost all data supporting the mineral resource has been generated by an iteration of a site-based laboratory at the Mountain Pass mine. The Mountain Pass laboratory uses various quality assurance and quality control (“QA/QC”) measures to calibrate modern equipment and ensure analytical precision and accuracy. QA/QC generated by previous laboratories has undergone check assays at independent third-party laboratories, and generally demonstrates no consistent bias. The quality analytical database is also supported by a limited amount of blind quality control samples inserted during a re-assay program, including site-specific standards of known TREO content, a variety of duplicate samples, and blank samples. The implementation and results of these various QA/QC programs have not been fully aligned with current industry standards and are not comprehensive but are considered satisfactory for use in mineral resource estimation.
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
An economic COG of 2.15% TREO has been developed to ensure that material reported as a mineral resource can satisfy the definition of having reasonable prospects for economic extraction as required for the SEC definition. Mineral resources have been constrained within an optimized economic pit shell based on reserve input parameters, with the exception of the assumed REO selling prices, which are set 15% higher than the reserves price.
For mineral resources, a revenue factor of 1.0 is selected which corresponds to a break-even pit shell volume. SRK notes that the pit selected for mineral resources has been influenced by setbacks relative to critical infrastructure such as the tailings storage and the mill and flotation facilities.
A description of the methodology used to calculate mineral resources is provided in Exhibit 96.1 to this Annual Report.
Mineral Reserves
SRK developed a life-of-mine (“LoM”) plan for the Mountain Pass operation in support of mineral reserves. The Company operates a separations facility at Mountain Pass that allows it to separate bastnaesite concentrate into four individual REO products for sale. The Company further expects to install an ore sorting (pre-concentration) facility during 2026 to upgrade mined ore that is in the 2.5% to 5.0% TREO grade range. The Company expects that the separations and ore sorting facilities will both achieve full design capacity during Q1 2027.
For economic modeling of the mineral reserves, SRK assumed that four individual REO products will be produced and sold: neodymium and praseodymium (previously defined as “NdPr”) oxide; samarium, europium, and gadolinium (“SEG+”) precipitate; lanthanum carbonate; and cerium chloride. Forecast economic parameters are based on historical cost performance for process, transportation, and administrative costs, as well as a first principles estimation of future mining costs. Forecast revenue from individual separated product sales is based on a preliminary market study commissioned by the Company.
Pit optimization was performed based on prices that were established by the preliminary market study. The results of pit optimization guided the design and scheduling of the ultimate pit. SRK generated a cash flow model which indicated positive economics for the 28-year LoM plan, which provides the basis for the reserves. Reserves within the new ultimate pit are sequenced for approximately 22 years (Q4 2025 through Q3 2047), with processing of stockpile material to occur for a further approximately 6 years (Q4 2047 through Q1 2053).
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

The optimized pit shell selected to guide final pit design was based on a combination of the revenue factor (“RF”) 0.40 pit (used on the north half of the deposit) and the RF 1.00 pit shell (used on the south half of the deposit). The inter-ramp pit slopes used for the mineral reserves pit design are based on geotechnical studies and range from 44° to 47°.
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
Results
Mineral Resources
As of December 31, 2025, SRK estimates total indicated resources of 5.29 million STs with an average grade of 3.50% TREO and 14.16 million STs of inferred resources with an average grade of 4.65% TREO. Mineral resources are reported exclusive of mineral reserves. The reference point for mineral resources is in situ material.

Category	Resource Type	Cut-Off TREO (%)	Mass	Average Value
			Million Short Tons (dry)	TREO(1) (%)	La2O3(2) (%)	CeO2(2) (%)	Pr6O11(2) (%)	Nd2O3(2) (%)	Sm2O3(2) (%)
Indicated	Within the Reserve Pit	2.15	1.47	2.33	0.76	1.16	0.10	0.28	0.02
	Within the Resource Pit	2.15	3.82	3.96	1.29	1.97	0.17	0.48	0.04
Total Indicated		2.15	5.29	3.50	1.14	1.75	0.15	0.42	0.03
Inferred	Within the Reserve Pit	2.15	6.81	5.43	1.77	2.71	0.23	0.66	0.05
	Within the Resource Pit	2.15	7.35	3.93	1.28	1.96	0.17	0.48	0.04
Total Inferred		2.15	14.16	4.65	1.52	2.32	0.20	0.56	0.04
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
•The mineral resource model has been depleted for historical mining based on the December 31, 2025, pit topography.
•Pit optimization is based on pit slope angles of 42° to 45° including ramps and the following assumed prices: PrNd Oxide $154.66/kg, SEG+ Precipitate $59.00/kg, La Carbonate $1.68/kg and Ce Chloride $7.61/kg.
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
•Pit optimization is based on the following costs: mining cost at the pit exit of $1.50 per short ton (“ST”) mined plus $0.05 per ST mined for each 15 feet bench above or below the pit exit, ore rehandling ($2.96 per ST of ore mined); crushing ($4.68 per ST of ore crushed); ore sorting ($1.57 per ST ore fed to ore sorters), concentrating ($51.28 per ST of ore fed to concentrator), general and administrative ($24.52 per ST of ore fed to the concentrator), separations (includes a fixed annual cost and a variable cost of $1,080.59 per ST of concentrate processed on site), finished product shipping ($176.46 per ST shipped) and sustaining capital ($32.38 per ST of ore fed to the concentrator).
•The mineral resource statement reported herein only includes the REE cerium, lanthanum, neodymium, praseodymium, and samarium (often referred to as LREE). While other REE, often referred to as HREE, are present in the deposit, they are not accounted for in this estimate due to historic data limitations.
The following table is provided to show the change in mineral resources from December 31, 2024, to December 31, 2025:

Description	Estimate Date	Cut-off TREO (%)	Million Short Tons (dry)	TREO	La2O3	CeO2	Pr6O11	Nd2O3	Sm2O3
				(%)	(%)	(%)	(%)	(%)	(%)
Indicated Mineral Resources	December 31, 2025	2.15	5.29	3.50	1.14	1.75	0.15	0.42	0.03
Indicated Mineral Resources	December 31, 2024	2.35	4.35	3.71	1.21	1.85	0.16	0.45	0.03
Difference			0.94	(0.21)	(0.07)	(0.10)	(0.01)	(0.03)	0.00
% Difference(1)			22%	(6)%	(6)%	(6)%	(6)%	(6)%	5%
Inferred Mineral Resources	December 31, 2025	2.15	14.16	4.65	1.52	2.32	0.20	0.56	0.04
Inferred Mineral Resources	December 31, 2024	2.35	13.35	4.79	1.56	2.39	0.21	0.58	0.04
Difference			0.81	(0.14)	(0.04)	(0.07)	(0.01)	(0.02)	0.00
% Difference(1)			6%	(3)%	(3)%	(3)%	(5)%	(3)%	5%
(1)Percentages may not recompute as presented due to rounding.
The difference as compared to the previous year is the result of updated costs and changes to the assumed long-term product pricing. These changes resulted in a resources cut-off grade reduction from 2.35% TREO to 2.15% TREO. The changes also caused the pit optimization to expand the revenue factor 1.0 resources pit on its northern boundary, resulting in an increase in mineral resource tonnage. With the relaxing of the resource cut-off grade and increase in tonnage, there is a corresponding minor reduction in the average grade of resources across both the Indicated and the Inferred categories.
Mineral Reserves
As of December 31, 2025, SRK estimates total proven reserves of 1.03 million STs of ore with an average grade of 4.22% TREO and 27.93 million STs of probable reserves with an average ore grade of 5.95%. The Company’s total proven and probable reserves are estimated as 28.96 million STs with an average grade of 5.89%. The reference point for the mineral reserves is material delivered to the Mountain Pass crushing facility.
Based on these estimated reserves, the Company’s expected remaining mine life as of December 31, 2025, is approximately 28 years (2026 through Q1 2053) to complete the processing of stockpiles and separations.
The following table states the amount of the Company’s proven and probable mineral reserves as of December 31, 2025.

Category	Description	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven	Current Stockpiles	1.03	4.22	4.39	0.05
	In situ	—	—	—	—
	Proven Totals	1.03	4.22	4.39	0.05
Probable	Current Stockpiles	—	—	—	—
	In situ	27.93	5.95	6.84	1.91
	Probable Totals	27.93	5.95	6.84	1.91
Proven + Probable	Current Stockpiles	1.03	4.22	4.39	0.05
	In situ	27.93	5.95	6.84	1.91
	Proven + Probable Totals	28.96	5.89	6.76	1.96
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
•Pit optimization is based on pit slope angles of 42° to 45° including ramps and the following assumed prices: PrNd Oxide $134.49/kg, SEG+ Precipitate $51.30/kg, La Carbonate $1.46/kg and Ce Chloride $6.62/kg.
•Pit optimization is based on concentrator recovery that varies based on the grade of the ore fed to the concentrator. The average REO distribution in the concentrate is PrNd (15.7%), SEG+ (1.8%), Lanthanum (32.3%) and Cerium (50.2%). Overall recoveries at the onsite separations plant as applied to concentrate containing on average 60% TREO are: PrNd Oxide (89.7%), SEG+ Precipitate (97.9%), La Carbonate (74.9%) and Ce Chloride (8.9%).
•Pit optimization is based on the following costs: mining cost at the pit exit of $1.50 per ST mined plus $0.05 per ST mined for each 15 feet bench above or below the pit exit, ore rehandling ($2.96 per ST of ore mined); crushing ($4.68 per ST of ore crushed); ore sorting ($1.57 per ST ore fed to ore sorters), concentrating ($51.28 per ST of ore fed to concentrator), general and administrative ($24.52 per ST of ore fed to the concentrator), separations (includes a fixed annual cost and a variable cost of $1,080.59 per ST of concentrate processed on site), finished product shipping ($176.46 per ST shipped) and sustaining capital ($32.38 per ST of ore fed to the concentrator).
•Reserves contain material inside and outside permitted mining but within mineral lease.
•Reserves assume 100% mining recovery.
•The strip ratio for the remaining reserves is 5.8 to 1 (waste to ore ratio).
•The mineral reserves were estimated by SRK.
The following table is provided to show the change in reserves from December 31, 2024, to December 31, 2025:

Description	Estimate Date	Run-of-Mine	TREO%	MY%	Concentrate
		Million Short Tons (dry)			Million Short Tons (dry)
Proven + Probable Reserves	December 31, 2025	28.96	5.89	6.76	1.96
Proven + Probable Reserves	December 31, 2024	29.69	5.97	6.88	2.04
Difference		(0.73)	(0.08)	(0.12)	(0.08)
% Difference(1)		(2.5)%	(1.3)%	(1.8)%	(4.2)%
(1)Percentages may not recompute as presented due to rounding.
The reason for the differences between the two reserves estimates is that the reserves as of December 31, 2025, were depleted by mining and processing that occurred during 2025. It is noted that reserves depletion due to mining and processing during 2025 was partially offset by additional above COG material that was identified by closely spaced blasthole sampling. This above COG material was not included in the previous reserves estimate because the material had not been identified by the wider spaced resource drilling that informed the resource block model utilized for the 2024 TRS.
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
Holders of Record
According to Continental Stock Transfer & Trust Company, the Company’s transfer agent, there were 118 active holders of record of the Company’s common stock as of February 17, 2026. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.
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

Repurchase of Securities
During the three months ended December 31, 2025, neither the Company nor any of its affiliates repurchased shares of the Company’s common stock registered under Section 12 of the Exchange Act.
Stock Performance Graph
The following graph compares the cumulative total stockholder return for the Company’s common stock to the cumulative total returns for the Russell 2000 Index, S&P MidCap 400 Index and peer groups (the “2024 Peer Group” and the “2025 Peer Group”). The Company evaluates its peer group on an annual basis to ensure the peer group closely aligns with the Company’s size and line of business. Effective December 31, 2025, the Company revised its peer group. The 2024 Peer Group consisted of the following companies: Alcoa Corporation, Alpha Metallurgical Resources, Inc., Ashland Inc., Axalta Coating Systems Ltd., Cabot Corporation, The Chemours Company, Commercial Metals Company, Compass Minerals International, Inc., Element Solutions Inc., Hecla Mining Company, Materion Corporation, The Mosaic Company, Inc., Olin Corporation, and Quaker Chemical Corporation. The 2025 Peer Group consists of the following companies: Albemarle Corporation, Alcoa Corporation, ATI Inc., BWX Technologies, Inc., Celanese Corporation, Carpenter Technology Corporation, CF Industries Holdings, Inc., Dover Corporation, Eastman Chemical Company, Element Solutions Inc., Hexcel Corporation, ITT Inc., RBC Bearings Incorporated, RPM International Inc., and The Mosaic Company. The total cumulative return calculations are for the period commencing December 31, 2020, and ending December 31, 2025, and include the reinvestment of dividends. The stock price performance shown in this graph is based on historical data and is neither indicative of, nor intended to forecast, future stock price performance.
*$100 invested on December 31, 2020, in stock or index, including reinvestment of dividends. Fiscal year ended December 31st.
Copyright © 2026 Russell Investment Group. Copyright © 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
MP Materials Corp.	$100.00	$141.19	$75.47	$61.70	$48.49	$157.04
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
S&P MidCap 400 Index	$100.00	$124.76	$108.47	$126.29	$143.88	$154.68
2024 Peer Group	$100.00	$151.51	$147.46	$154.28	$131.27	$157.10
2025 Peer Group	$100.00	$141.09	$127.80	$138.61	$140.26	$169.21
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”). A discussion of changes in our consolidated and segment results of operations and/or cash flows between years ended December 31, 2024 and 2023, has been omitted from this Annual Report, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of the Years Ended December 31, 2024, 2023, and 2022,” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on February 28, 2025. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Executive Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” “us” and the “Company”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications. Additionally, we own and operate a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”).
Our reportable segments, which are primarily based on our internal organizational structure and types of products, are our two operating segments—Materials and Magnetics.
The Materials segment represents our upstream and midstream operations, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides (“REO”) and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily to a distributor that, in turn, typically sold that product to refiners in China.
The Magnetics segment represents our downstream magnet manufacturing and related operations, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant. The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S. in the first quarter of 2025 and commenced the manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025.
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles (referred to collectively as “xEVs”), advanced electronics, aerospace and defense systems, energy products, robotics and many other high-growth, advanced technologies. Our integrated operations combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
Highlights from the year ended December 31, 2025, include:
•Achieved record production volumes of both REO in concentrate and NdPr oxide at Mountain Pass;
•Commenced sales of magnetic precursor products and manufacturing of magnets at Independence;
•Entered into a transformational public-private partnership with the U.S. Department of War (“DoW”) to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency, which consisted of a comprehensive, long-term package of commitments from the DoW, including pricing support and a long-term offtake agreement;
•Completed a public offering of 13.6 million shares at $53.35 per share and received net proceeds of $724.2 million;
•Entered into a long-term supply agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), for magnet production at Independence and the development and installation of scaled recycling capabilities at Mountain Pass, whereby Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets;

•Received the final $50.0 million prepayment for magnetic precursor products pursuant to the long-term supply agreement with General Motors Company (NYSE: GM) (“GM”); and
•Continued to maintain a strong balance sheet with cash, cash equivalents and short-term investments totaling $1.8 billion as of December 31, 2025, after incurring capital expenditures to advance the completion of the Independence Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 17, “Government Grants,” in the notes to the Consolidated Financial Statements), recycling facilities, and the chlor-alkali facilities.
Our Materials segment delivered strong operational performance in 2025, with our upstream concentrate operations continuing to deliver record production levels and making significant progress toward our Upstream 60K target. Although throughput of separated products remained below design capacity, we saw substantial improvements throughout the year, producing a record 2,599 metric tons (“MTs”) of NdPr oxide, an increase of 101% when compared to prior year.
To align with the DoW Transaction Agreements and our strategic domestic supply chain objectives, we ceased all products sales to China in July 2025. While this strategic decision resulted in a 21% year-over-year revenue decline for the Materials segment, the reduction was tempered by higher NdPr oxide and metal revenues, driven by higher volumes and realized prices, as well as income we recognized from the price protection agreement with the DoW during the fourth quarter of 2025. As a result, the Materials segment achieved positive Segment Adjusted EBITDA.
Our Magnetics segment entered a new phase of growth in 2025, generating $66.9 million in revenue, marking its first year of substantial operating and financial results. Commissioning at Independence advanced rapidly, and our partnership with Apple, along with the start of NdFeB permanent magnet manufacturing in late 2025, accelerated the development of our U.S. magnetics platform.
Recent Developments
Public-Private Partnership with U.S. Department of War
On July 9, 2025, we entered into definitive agreements with the DoW, formerly known as the Department of Defense, (collectively, the “DoW Transaction Agreements”) establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoW Transactions”).
As part of the DoW Transactions, we agreed to use reasonable best efforts to (i) construct a second domestic magnet manufacturing facility (the “10X Facility”), which will produce sintered NdFeB permanent magnets, (ii) extend heavy rare earth elements (“HREE”) refining capability at Mountain Pass to include the separation of samarium oxide, (iii) recommission the chlor-alkali facilities at Mountain Pass and (iv) expand capacity at the Independence Facility to a projected 3,000 MTs of magnets annually. We also agreed to use up to $600 million of our existing cash to fund these projects.
Additionally, the DoW Transactions consist of a comprehensive, long-term package of commitments from the DoW, including pricing support, a long-term offtake agreement and certain financing arrangements. Key terms include the following:
Pricing & Supply Commitments
Price Protection Agreement
The NdPr price floor protection agreement with the DoW (the “Price Protection Agreement” or “PPA”) establishes a price floor for our NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”), commencing on October 1, 2025, and continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, we will have the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) our designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
At the conclusion of each quarter, we may elect, at our option, any of the following NdPr Designations (without duplication):
•“Stockpile” represents produced, but not yet sold NdPr Product,
•“Affiliate sales” represents internally sold NdPr Product, such as sales from the Materials segment to the Magnetics segment, or

•“Third party sales” represents externally sold NdPr Product.
On a quarterly basis, the DoW will pay us an amount per kilogram (“kg”) equivalent of NdPr Products equal to the shortfall between $110 and the Benchmark Quarterly Average Volume Weighted Price. Once the 10X Facility reaches full production capacity (the “Production Milestone Date”), and the Benchmark Quarterly Average Volume Weighted Price exceeds $110, we will pay the DoW 30% of the amount by which the Benchmark Quarterly Average Volume Weighted Price exceeds $110.
DoW Offtake Agreement
We entered into a magnet offtake agreement with the DoW (the “DoW Offtake Agreement”), pursuant to which we will sell to the DoW the entire amount of magnets produced at the 10X Facility; provided, however, that at the DoW’s request, or at our request and with the DoW’s consent, we may sell up to 100% of magnet production to other third party customers. The DoW will acquire the magnets at a price equal to their production costs (as defined in the DoW Offtake Agreement), plus the guaranteed EBITDA discussed below. The DoW Offtake Agreement’s term will continue through 10 years from the date at which the 10X Facility begins operations and is capable of producing any quantity of magnets (the “Commercial Operation Date”).
In accordance with the DoW Offtake Agreement, the DoW guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement) on an annual basis after the Production Milestone Date, adjusted annually in each calendar year following 2025 for inflation at a rate equal to 2% (the “Threshold EBITDA Amount”). Between the Commercial Operation Date and the Production Milestone Date, we are entitled to a proportion of the Threshold EBITDA Amount based on demonstrated capacity levels. The DoW will make quarterly payments to us in an amount equal to 25% of the Threshold EBITDA Amount, subject to annual true-up.
Commencing on the Production Milestone Date, if we sell magnets to third-party customers, the DoW will be entitled to receive for each calendar year (i) the first $30 million of EBITDA attributable to the 10X Facility that exceeds the Threshold EBITDA Amount (the “Initial Excess Amount”) and thereafter (ii) 50% of the EBITDA attributable to the 10X Facility that exceeds the Initial Excess Amount.
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
The DoW Transaction Agreements also provide that the DoW will assist us in procuring HREE feedstock required for magnet production at the 10X Facility over the duration of the DoW Offtake Agreement. Working capital costs associated with stockpiling or forward purchasing of HREE are also reimbursable by the DoW, with no annual cap, through the Commercial Operation Date.
Financings
As part of the financing for the projects described above, we issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the DoW for cash consideration of $400.0 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of our common stock at an initial conversion price of $30.03 per share, subject to customary anti-dilution adjustments. See Note 14, “Redeemable Preferred Stock,” in the notes to the Consolidated Financial Statements for additional details.
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
In addition to the issuance of securities, we also obtained a commitment letter (the “Commitment Letter”) from JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA (along with their affiliates, the “Banks”), pursuant to which the Banks agreed to provide committed secured financing in an amount equal to, in the aggregate, at least $1 billion. The Commitment Letter expired undrawn on its own terms on August 26, 2025, as it was reduced on a dollar-for-dollar basis upon the Offering

(as defined below) and our execution of the Revolving Credit Facility (as defined in the “Liquidity and Capital Resources” section below).
Finally, in August 2025, we issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”). The Samarium Project Loan was issued for the purpose of extending HREE refining capability at Mountain Pass to include the separation of samarium oxide. See the “Liquidity and Capital Resources” section below for additional details.
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
Agreement with Apple Inc.
In July 2025, we entered into a definitive, long-term supply agreement with Apple for the development, manufacture, and supply of magnets from our Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets from the Company, of which we received $40.0 million during the third quarter of 2025, and became entitled to an additional $32.0 million in the fourth quarter of 2025. See Note 16, “Revenue Recognition,” in the notes to the Consolidated Financial Statements for additional details.
Cessation of Shipments to China and Stockpiling of Rare Earth Concentrate
Historically, through our Materials segment, we sold the vast majority of our rare earth concentrate to a single, principal customer in China under the terms of the Shenghe Offtake Agreement (as defined in Note 21, “Related-Party Transactions,” in the notes to the Consolidated Financial Statements). In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of our domestic supply chain objectives, we ceased all sales of our products to China.
We continue to produce concentrate, and to the extent not sold or further processed and sold as separated product, we stockpile that concentrate for future use. In addition, we are prioritizing accelerating our downstream operations, as well as focusing on generating sales of separated products to customers.
The cessation of shipments had, at least in the short term, a material negative impact on our business, operating results, financial performance and financial condition, cash flows and liquidity.
Factors Affecting Our Performance
We believe we are uniquely positioned to capitalize on the trends of electrification and supply chain security, particularly as domestic industrial supply chain initiatives advance. Our continued success depends to a significant extent on our ability to take advantage of the following opportunities and meet the challenges associated with them.
Demand for REE
The drivers for REE demand are a diverse array of growing end markets, including electric mobility; physical AI; industrial, consumer and professional service robotics; renewable power generation; energy-efficient motors, pumps, and compressors; consumer and medical applications; critical defense systems; and catalysts and phosphors.
Throughout 2025, China imposed and expanded export controls and restrictions on certain rare earths and related materials, requiring companies to secure special export licenses and obtain Chinese government approval for exports of products containing even small amounts of Chinese-origin rare earths, among other restrictions. While in November 2025 the U.S. reached a trade and economic deal in which China agreed to suspend implementation of the expanded export controls and to suspend retaliatory tariffs and non-tariff measures imposed since March 2025, these developments have led and continue to lead to several market trends, which may or may not be permanent, including volatility and disruptions in global supply chains, shortages of rare earth elements, potential price volatility, and an increased demand for alternative supply chains outside of China, all of which, if sustained, may have a material impact on the demand for our products.

These developments further catalyzed action by a number of governments and rare earth users to accelerate geographic supply chain diversification for REE products. In particular, the U.S. government has implemented a number of initiatives to restore domestic supply of critical minerals. We believe we are uniquely positioned to benefit from this trend.
Maximizing Upstream and Midstream Production Efficiency
After an initial ramp and optimization period, we have produced at least 40,000 MTs of REO in concentrate each year since 2021, culminating in record production levels. These results were achieved by optimizing the reagent scheme, adjusting process temperatures, improving tailings facility management, and committing to operational excellence. Our initiative to optimize upstream operations has enabled us to attain what we believe to be world-class production cost levels for rare earth concentrate.
In November 2023, we announced our “Upstream 60K” strategy whereby we intend to grow our annual REO Production Volume to approximately 60,000 MTs via investments in further beneficiation capacity and through better usage of lower-grade ore and other underutilized parts of the Mountain Pass ore body.
Midstream operations produce separated REE from our rare earth concentrate. The optimization of our refining capabilities incorporated upgrades and enhancements to the prior facility process flow to produce separated REE at a lower cost while minimizing our impact on the environment. More specifically, we have reintroduced an oxidizing roasting circuit, reoriented portions of the plant process flow, increased product finishing capacity, improved wastewater management, and made other improvements to materials handling and storage. The reintroduction of the oxidizing roasting circuit allows subsequent stages of the production process to occur at lower temperatures, and with lower volumes of materials and reagents, which supports lower operating and maintenance costs and higher uptime than would otherwise be achievable.
The success of our business reflects our ability to continue to manage our costs and drive scale. Our upstream production achievements have provided economies of scale to lower production costs per MT of REO produced in concentrate. Furthermore, our midstream process flow was designed to capitalize on the inherent advantages of the bastnaesite ore at Mountain Pass, which is well-suited to low-cost refining by selectively eliminating the need to carry cerium, a lower-value element, through the separations process. Additionally, our location and integration offer cost and transportation advantages that create efficiencies in production, security of incoming supplies and shipping of our final products.
During the second half of 2023, we began producing separated rare earth products, including NdPr oxide, which represents a majority of the value contained in our concentrate. We continue to expect that it may take many quarters to achieve our designed throughput of NdPr oxide. However, as we increase production over time, we expect to reduce our per-unit production costs. Until such time that we achieve our designed throughputs of separated products, including HREE, we may experience unstable operations and elevated costs of our initial production of such products.
In 2026, we expect to begin refining HREE with initial production of terbium and dysprosium. As part of our partnership with the DoW, we have committed to further extend our HREE refining capabilities to include the separation of samarium oxide and to recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple, we will develop and install scaled magnet recycling capabilities at Mountain Pass with dedicated capacity for both NdPr and heavy rare earth separation.
We currently generate our revenue primarily from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows.
Development of Our Downstream Manufacturing Capabilities
We are in the final stages of commissioning magnet manufacturing equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr oxide and metal into NdFeB magnets. Our operations also incorporate magnet recycling capabilities. These initiatives are central to our long-term strategy to become a leading global supplier of rare earth magnets. We believe this vertical integration is a core competitive advantage in the production of a critical industrial output. Furthermore, we expect our downstream manufacturing operations to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains, including those supported by our agreements with the DoW and Apple described in the “Recent Developments” section above.
Our Independence Facility converts NdPr oxide produced at Mountain Pass into permanent magnets and its precursor products, with integrated capabilities to support magnet recycling. Our operations are expected to progress in phases, with magnet production volumes increasing over time as additional capabilities are commissioned and scaled. As part of our partnership with the DoW, we committed to expand capacity of the Independence Facility to a projected 3,000 MTs of magnets annually. Output from the Independence Facility is expected to support a range of end markets, including electric vehicles, robotics, semiconductor manufacturing, clean energy, electronics and defense technologies.
In late 2024, we commissioned electrowinning capabilities at the Independence Facility to produce NdPr metal from NdPr oxide. Additionally, in 2025, we added strip casting capabilities to produce NdFeB alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. We also began trial production of automotive-grade, sintered NdFeB magnets at our new product introduction (“NPI”) facility within Independence and recently commenced manufacturing NdFeB magnets on the industrial scale equipment.
In the first quarter of 2025, we commenced sales of magnetic precursor products, primarily NdPr metal. We expect to continue selling magnetic precursor products ahead of fully commissioning our magnet manufacturing capabilities, which commissioning began in late 2025. After the Independence Facility is commissioned and scaled, we expect to primarily sell finished magnets.
Also as part of our commitment to the DoW, we agreed to construct the 10X Facility, which will be our second domestic rare earth magnet manufacturing facility. The 10X Facility is expected to begin commissioning in 2028, and once completed and scaled, it will produce an estimated 7,000 MTs of magnets per year. When combined with the Independence Facility’s 3,000 MTs per year of magnets, our overall U.S. rare earth magnet production capacity will expand to an estimated 10,000 MTs per year, thus significantly scaling domestic output to serve both defense and commercial customers.
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
Our Mineral Reserves
Our ore body has proven over more than 70 years of operations to be one of the world’s largest and highest-grade rare earth resources. As of December 31, 2025, SRK Consulting (U.S.), Inc., an independent consulting firm that we retained to assess our reserves, estimated total proven and probable reserves of 1.96 million short tons of REO contained in 28.96 million short tons of ore at Mountain Pass, with an average ore grade of 5.89%. These estimates use an estimated economical cut-off grade of 2.50% total rare earth oxide. Based on these estimated reserves and our expected annual production rate of REO upon production ramp-up of our midstream operations, our expected mine life was approximately 28 years as of December 31, 2025. Over time, we expect to be able to continue to grow our expected mine life through additional exploratory drilling and improved processing capabilities, which may result in changes to various assumptions underlying our mineral reserve estimate.
Mining activities in the U.S. are heavily regulated, particularly in California. Regulatory changes may make it more challenging for us to access our reserves. In addition, new mineral deposits may be discovered elsewhere, which could make our operations less competitive.
Key Performance Indicators
In evaluating the performance of our Materials segment, we use the key performance indicators (“KPIs”) outlined below. However, as our business continues to evolve, the metrics that management uses to evaluate the business may continue to change or be revised. For example, beginning with this Annual Report, we no longer present NdPr Realized Price per kg, as it is no longer meaningful in evaluating and understanding our business or operating results due to the impact of the Price Protection Agreement, which commenced on October 1, 2025, and established a price floor for our NdPr Products. See “Recent Developments” section for additional information on the PPA. Our calculations of the KPIs presented may differ from similar measures published by other companies in our industry or in other industries. See the “Materials Segment” section below for further discussion of year-over-year changes in KPIs. Since the Magnetics segment only recently commenced production, we have not established any KPIs for its operations.
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
NdPr Sales Volume
Our NdPr Sales Volume for a given period is calculated in MTs and on an NdPr oxide-equivalent basis (as further discussed below). A unit, or MT, is considered sold once the Materials segment recognizes revenue on its sale, whether sold as NdPr oxide or NdPr metal, as determined in accordance with GAAP. For these NdPr metal sales, the MTs sold and included in NdPr Sales Volume are calculated based on the volume of NdPr oxide used to produce such NdPr metal. We utilize an assumed material conversion ratio of 1.20, such that a sale of 100 MTs of NdPr metal would be included in this KPI as 120 MTs of NdPr oxide-equivalent. NdPr Sales Volume is a key measure of our ability to convert our production of separated NdPr products into revenue. Beginning with the fourth quarter of 2025, NdPr Sales Volume for the Materials segment includes intercompany sales made to the Magnetics segment.
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

Results of Operations
Comparison of the Years Ended December 31, 2025, 2024, and 2023
Consolidated Results

	For the year ended December 31,			$ Change		% Change
(in thousands, except per share data and percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Total revenue	$224,441	$203,855	$253,445	$20,586	$(49,590)	10%	(20)%
Net income (loss)	$(85,874)	$(65,424)	$24,307	$(20,450)	$(89,731)	(31)%	N/M
Basic earnings (loss) per common share	$(0.50)	$(0.39)	$0.14	$(0.11)	$(0.53)	(28)%	N/M
Diluted earnings (loss) per common share	$(0.50)	$(0.57)	$0.14	$0.07	$(0.71)	12%	N/M
Net cash provided by (used in) operating activities	$(155,755)	$13,349	$62,699	$(169,104)	$(49,350)	N/M	(79)%

Adjusted EBITDA(1)	$11,419	$(50,168)	$102,502	$61,587	$(152,670)	N/M	N/M
Adjusted Net Income (Loss)(1)	$(40,827)	$(74,104)	$71,378	$33,277	$(145,482)	45%	N/M
Adjusted Diluted EPS(1)	$(0.24)	$(0.44)	$0.39	$0.20	$(0.83)	45%	N/M
Free Cash Flow(1)	$(303,930)	$(172,973)	$(196,398)	$(130,957)	$23,425	(76)%	12%

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
Magnetic precursor products revenue consists of sales of magnetic precursor products, including NdPr metal, produced at the Independence Facility and sold in the U.S. Sales of these products commenced in the first quarter of 2025 pursuant to a long-term supply agreement with GM.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Rare earth concentrate	$41,992	$144,363	$252,468	$(102,371)	$(108,105)	(71)%	(43)%
NdPr oxide and metal	115,131	57,762	695	57,369	57,067	99%	N/M
Magnetic precursor products	66,861	—	—	66,861	—	N/M	N/M
Other revenue	3,246	1,730	282	1,516	1,448	88%	513%
Intersegment eliminations(1)	(2,789)	—	—	(2,789)	—	N/M	N/M
Total revenue	$224,441	$203,855	$253,445	$20,586	$(49,590)	10%	(20)%

N/M = Not meaningful.
(1) Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.
Total revenue increased for the year ended December 31, 2025, compared to the prior year, primarily as a result of ramping production of separated products throughout 2025, resulting in higher NdPr oxide and metal revenue in the current year. Additionally, during the year ended December 31, 2025, we began recognizing revenue from the sales of magnetic precursor products, with no comparable revenue in the prior year. The increase was partially offset by lower rare earth concentrate revenues, driven by the cessation of all sales to China starting in July 2025.

As a result of the items discussed in the “Recent Developments” section above, we expect our rare earth concentrate revenues, if any, to be materially lower in future periods as we no longer sell this product to China. This will allow us to prioritize further processing the concentrate into separated rare earth products or stockpiling them for future use. Similarly, as production of separated rare earth products and magnetic precursor products continues to ramp, we expect revenue from NdPr oxide and metal as well as magnetic precursor products to comprise a growing portion of our total revenue in 2026. See the “Segment Results” section below for further discussion of year-over-year changes in revenue.
Price protection agreement income
As discussed in the “Recent Developments” section above, the PPA for our NdPr Products commenced on October 1, 2025; given market prices for NdPr Products in the fourth quarter, we recognized price protection agreement income (“PPA Income”) based on the right to receive cash from the DoW for the difference between $110 per kg and the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA) for the NdPr Products produced at Mountain Pass that were sold or produced and stockpiled during the fourth quarter of 2025. The majority of the PPA Income recognized during the fourth quarter of 2025 pertained to sales to third parties and NdPr Products produced and stockpiled.

	For the year ended December 31,			$ Change		% Change
(in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Price protection agreement income	$51,016	$—	$—	$51,016	$—	N/M	N/M

N/M = Not meaningful.
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

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Cost of sales (excluding depreciation, depletion and amortization)	$192,789	$192,586	$92,714	$203	$99,872	—%	108%
COS remained relatively flat year-over-year, a net result of higher sales of NdPr oxide and metal in 2025, as well as the production costs associated with the magnetic precursor products sold in the current year, specifically NdPr metal at the Independence Facility, with no comparable costs in the prior year, offset partially by a decline in per-unit production costs associated with separated rare earth products as we continue to ramp and optimize production, coupled with the decrease in rare earth concentrate revenues. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables.
Additionally, compared to the prior year, COS for the year ended December 31, 2025, benefited from $18.5 million of fewer write-downs on certain of our work in process and finished goods inventories, as well as a higher Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which increased by $2.8 million, further lowering our COS in the current year.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase in 2026 even as certain per-unit production efficiencies and economies of scale are expected to be achieved. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal may result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products as well as magnets at Independence, COS may also increase.
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

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Selling, general and administrative	$112,066	$83,299	$79,245	$28,767	$4,054	35%	5%
The year-over-year increase in SG&A expenses for the year ended December 31, 2025, was driven primarily by higher personnel costs, which increased by $9.9 million, primarily due to the continued growth in our employee headcount to support our downstream expansion, as well as higher legal costs, which increased by $10.2 million, partially due to a construction-related litigation matter.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment, depletion of mineral rights, and beginning with the fourth quarter of 2025, amortization of the right to the price floor protection granted by the DoW under the PPA.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Depreciation, depletion and amortization	$89,267	$78,057	$55,709	$11,210	$22,348	14%	40%
The year-over-year increase in DD&A for the year ended December 31, 2025, primarily reflects $11.4 million of amortization related to the price protection agreement upfront asset, with no comparable cost in the prior year. Depreciation increased by $6.0 million as a result of the timing of placing certain machinery and equipment assets into service, with the majority placed into service during the fourth quarter of 2024 as we began production of magnetic precursor products at Independence. Depletion decreased by $6.3 million in the current year due to an increase in capitalized depletion as a result of greater inventory balances year over year, including stockpiled concentrate.
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

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Start-up costs	$4,286	$5,684	$21,330	$(1,398)	$(15,646)	(25)%	(73)%
The year-over-year decrease in start-up costs for the year ended December 31, 2025, was attributable primarily to our downstream initiatives, where start-up activities have declined in line with the commencement of our production of magnetic precursor products at Independence in late 2024. However, as we ramp up start-up activities related to magnet production, we expect that start-up costs may increase in future periods.

Advanced projects and development
Advanced projects and development consists principally of costs incurred to support growth initiatives, including business and corporate development, as well as costs incurred in connection with research and development of new processes or to significantly enhance our existing processes.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Advanced projects and development	$24,208	$9,307	$14,932	$14,901	$(5,625)	160%	(38)%
Advanced projects and development for the year ended December 31, 2025, increased year over year, primarily due to higher transaction costs, largely associated with the transactions described in the “Recent Developments” section above, including $12.7 million of costs incurred in connection with the DoW Transactions and $7.4 million related to the Commitment Letter that expired undrawn on its own terms, also in connection with the DoW Transactions. This was partially offset by lower research and development costs and corporate development costs in 2025.
Other operating costs and expenses
Other operating costs and expenses consists primarily of accretion of asset retirement and environmental obligations and gains or losses on disposals of long-lived assets, including demolition costs.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Other operating costs and expenses	$2,215	$4,348	$7,234	$(2,133)	$(2,886)	(49)%	(40)%
The year-over-year decrease for the year ended December 31, 2025, was attributed primarily to a higher loss on environmental obligations incurred in the prior year.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 0.25% and 3.00% per annum coupon interest rates and amortization of the debt issuance costs on our 2026 Notes and 2030 Notes (as defined below), respectively, as well as interest expense associated with the Samarium Project Loan, offset by interest capitalized to property, plant and equipment.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Interest expense, net	$31,481	$23,010	$5,254	$8,471	$17,756	37%	338%
Interest expense, net for the year ended December 31, 2025, increased year over year primarily due to the interest expense associated with the issuance of the Samarium Project Loan in August 2025 and the 2030 Notes in March and December 2024, partially offset by repurchases of the 2026 Notes in 2024 and by higher capitalized interest in the current year as we continue to construct our Independence Facility, as well as various projects at Mountain Pass.
Gain on early extinguishment of debt

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Gain on early extinguishment of debt	$—	$52,911	$—	$(52,911)	$52,911	N/M	N/M

N/M = Not meaningful.
Gain on early extinguishment of debt for the year ended December 31, 2024, was the result of the repurchase and exchange of portions of our 2026 Notes at prices lower than the associated carrying amounts. See the “Liquidity and Capital Resources” section below for additional information.

Other income, net
Other income, net consists of interest and investment income and non-operating gains or losses.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Other income, net	$63,081	$46,178	$56,048	$16,903	$(9,870)	37%	(18)%
Other income, net for the year ended December 31, 2025, increased year over year in part due to $8.7 million of favorable changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024. Additionally, during the year ended December 31, 2025, we earned $6.7 million of higher interest and investment income on our short-term investments and interest-bearing demand deposit accounts. Our short-term investments balance increased in 2025 as a result of the funds received from the DoW Transactions and the Offering. Interest and investment income is principally generated from accretion of the discount on such investments.
Income tax benefit (expense)
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Income (loss) before income taxes	$(117,774)	$(93,347)	$33,075	$(24,427)	$(126,422)	(26)%	N/M
Income tax benefit (expense)	$31,900	$27,923	$(8,768)	$3,977	$36,691	14%	N/M
Effective tax rate	27.1%	29.9%	26.5%

N/M = Not meaningful.
The effective tax rate for the year ended December 31, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, the Section 48C Qualifying Advanced Energy Project Tax Credit, percentage depletion, and state income tax expense, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits (“CCTCs”). The effective tax rate for the year ended December 31, 2024, differed from the statutory tax rate of 21% primarily due to state income tax expense, percentage depletion, the 45X Credit, and CCTCs, offset by a deduction limitation on officers’ compensation. For additional information on the 45X Credit, refer to Note 12, “Income Taxes,” and Note 17, “Government Grants,” in the notes to the Consolidated Financial Statements.

Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined REO and related products as well as rare earth concentrate products.
KPIs

	Year ended December 31,			Amount Change		% Change
(in whole units or dollars, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Rare earth concentrate(1)
REO Production Volume (MTs)	50,692	45,455	41,557	5,237	3,898	12%	9%
REO Sales Volume (MTs)	8,922	32,703	36,837	(23,781)	(4,134)	(73)%	(11)%
Realized Price per REO MT	$4,707	$4,414	$6,854	$293	$(2,440)	7%	(36)%
Separated NdPr products(1)
NdPr Production Volume (MTs)	2,599	1,294	200	1,305	1,094	101%	547%
NdPr Sales Volume (MTs)	1,994	1,142	10	852	1,132	75%	N/M

N/M = Not meaningful.
(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue, PPA Income, and Segment Adjusted EBITDA

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenue:
Rare earth concentrate	$41,992	$144,363	$252,468	$(102,371)	$(108,105)	(71)%	(43)%
NdPr oxide and metal	115,131	57,762	695	57,369	57,067	99%	N/M
Other revenue	3,246	1,730	282	1,516	1,448	88%	513%
Total revenue	$160,369	$203,855	$253,445	$(43,486)	$(49,590)	(21)%	(20)%

Price protection agreement income	$51,016	$—	$—	$51,016	$—	N/M	N/M

Segment Adjusted EBITDA(1)	$16,818	$(14,148)	$130,392	$30,966	$(144,540)	N/M	N/M

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 22, “Segment Reporting,” in the notes to the Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The year-over-year decrease in rare earth concentrate revenue for the year ended December 31, 2025, was primarily driven by the decrease in REO Sales Volume impacted by the July 2025 cessation of all sales to China as well as the ramp-up in midstream operations, where a significantly higher portion of REO produced was refined and sold as NdPr oxide and metal during the current year. Historically, our REO Sales Volume generally tracked our REO Production Volume with slight period-to-period differences caused by the timing of shipments. However, as a result of the same factors that drove the current year decrease in REO Sales Volume, we expect our rare earth concentrate revenues, if any, to be materially lower in future periods.
The year-over-year increase in NdPr oxide and metal revenue for the year ended December 31, 2025, was primarily driven by higher NdPr Sales Volume as a result of continuing to ramp our production of separated products throughout the current year, while also benefiting from higher realized prices as compared to the prior year. During the fourth quarter of 2025, we commenced intersegment sales of NdPr oxide to the Magnetics segment.
As discussed in the “Recent Developments” section above, the PPA for our NdPr Products commenced on October 1, 2025; given market prices for NdPr Products in the fourth quarter, we recognized PPA Income based on the right to receive cash from the DoW, which had a significant impact on the operating results of the Materials segment, resulting in positive

Materials Segment Adjusted EBITDA for the year ended December 31, 2025, and an increase of $31.0 million when compared to the prior year.
The Materials Segment Adjusted EBITDA increased year over year driven by the PPA Income, which was partially offset by the decrease in revenue discussed above. Additionally, segment cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) (“Segment COS”) decreased year over year by $29.4 million due to (i) lower per-unit production costs for separated products sold relative to the prior year, even though a greater number of MTs were sold during 2025 and (ii) lower rare earth concentrate sales.
Magnetics Segment
The Magnetics segment operates the Independence Facility, where we produce and sell magnetic precursor products and have commenced the manufacturing of NdFeB permanent magnets in December 2025.
Revenue and Segment Adjusted EBITDA

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenue:
Magnetic precursor products	$66,861	$—	$—	$66,861	$—	N/M	N/M

Segment Adjusted EBITDA(1)	$26,449	$(12,224)	$(6,522)	$38,673	$(5,702)	N/M	(87)%

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 22, “Segment Reporting,” in the notes to the Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

We began generating revenue from sales of magnetic precursor products during the first quarter of 2025, with no comparable sales during the prior years, which drove the year-over-year increase in Magnetics Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics Segment Adjusted EBITDA will be impacted by the production and timing of magnetic precursor products and NdFeB permanent magnets.
Under our long-term supply agreement with GM, as of December 31, 2025, we collected all required prepayments for the sale of magnetic precursor products (i.e., NdPr metal) totaling $150.0 million. As of this same date, we had sold $66.9 million of magnetic precursor products to GM and remain obligated to transfer the remaining $83.1 million, which we anticipate will occur throughout 2026 and the first half of 2027. Upon fulfilling our remaining commitment, we do not anticipate additional sales of magnetic precursor products to GM. However, we currently anticipate that we will begin sales of finished magnets to GM in 2026, prior to fulfilling our remaining commitment regarding magnetic precursor products.
Corporate Expenses and Other
Corporate expenses and other is primarily comprised of the operating results of other business activities that exclude our Materials and Magnetics segments and include costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. Corporate expenses and other excludes stock-based compensation expense.

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Corporate expenses and other	$31,912	$23,796	$21,368	$8,116	$2,428	34%	11%
The increase in corporate expenses and other for the year ended December 31, 2025, as compared to the prior year, was driven primarily by expenses related to corporate travel and professional service costs, which increased by $5.2 million, as well as higher personnel costs (other than stock-based compensation expense) related to executives and administrative personnel, which increased by $1.2 million.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In addition to net cash from operating activities, which includes advanced payments from customers for future goods and services, our principal sources of liquidity have been issuances of long-term debt and offerings of shares of our common stock and Series A Preferred Stock. As of December 31, 2025, we had $1.8 billion of cash, cash equivalents and short-term investments and $1.1 billion of principal amount of long-term debt and equipment notes, including $71.4 million classified as current.
Historically, our results of operations and cash flows have depended in large part upon the market prices of rare earth products. Rare earth concentrate is not quoted on any major commodities market or exchange and demand is currently constrained to a relatively limited number of refiners, a significant majority of which are based in China. Uncertainty exists as to the market price of rare earth products primarily due to actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products as well as global economic conditions. For example, the significant decrease in the market price of rare earth products in 2023 and 2024 negatively impacted our cash flows from operations and liquidity in those years.
The cessation of shipments to China had, at least in the short-term, a material negative impact on our results of operations and cash flows. However, with the commencement of the PPA on October 1, 2025, and starting with the fourth quarter of 2025, this negative impact was significantly reduced as the PPA began to provide us with pricing stability, including on stockpiled inventory. We believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future. Specifically, as part of the DoW Transactions, we received significant cash investments and future commitments from the DoW, and in July 2025, we also received a prepayment commitment from Apple, while raising $724.2 million in net proceeds in the Offering. See the “Recent Developments” section for additional information.
While the DoW Transactions, together with our supply agreements with Apple and GM, provide a measure of certainty with respect to both near- and longer-term demand for our products and related revenues, there are still significant factors that could negatively impact our liquidity, particularly in the longer-term, many of which remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: our ability to accelerate our downstream operations and expansion, achieve our business milestones, and perform the obligations under our customer supply agreements, our ability and that of the U.S. Government to perform our respective obligations under the DoW Transaction Agreements, as well as further changes in trade policies in the United States, China or other countries, including the implementation of new tariffs, increases in or reductions of existing tariffs, or the taking of other actions.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations. These needs have increased materially in recent years as we have ramped up the production and sales of separated rare earth products. In addition, they have also increased as a result of the DoW Transactions and our agreement with Apple. Furthermore, we expect working capital requirements to continue increasing in 2026 and beyond as we scale separated rare earth production at Mountain Pass and further advance our downstream magnetics operations and initiatives at Independence, and in the future, the 10X Facility. This includes the production and sales of magnetic precursor products, the commissioning of our magnet manufacturing capabilities, as well as a build-up of raw materials and parts necessary to support these initiatives.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. Our principal capital expenditure requirements relate mainly to further investing in Mountain Pass, including the development of the HREE Facility, recommissioning the chlor-alkali facilities, development of recycling capabilities, Upstream 60K, and other growth and investment projects, completing the commissioning of our magnet manufacturing capabilities at Independence, and in the future, construction of the 10X Facility, as well as periodic repairs and maintenance costs. We expect to spend between $500 million and $600 million of capital costs in 2026 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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

Debt and Other Long-Term Obligations
Revolving Credit Facility: In August 2025, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility, $160.0 million of unused letter of credit capacity, and $235.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is guaranteed by us and our subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. We are in compliance with the applicable financial covenant contained in the Credit Agreement as of December 31, 2025.
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

Prior to December 1, 2029, at their election, holders of the 2030 Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2024 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Stock Price Condition”); (ii) during the five business day period after any ten consecutive trading day period (the “2030 Notes measurement period”) in which the trading price (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes for each trading day of the 2030 Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call any or all of the 2030 Notes for redemption, the notes called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2030 Notes. On or after December 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
Commencing the fourth quarter of 2025, the 2030 Notes became convertible at the option of the holders, and will remain convertible through the first quarter of 2026, due to the Stock Price Condition being met. On a quarterly basis, we will reassess the Stock Price Condition; thus, the 2030 Notes may continue or cease to be convertible in future quarters depending on the performance of the Company’s stock price. As of December 31, 2025, no conversions had occurred.
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
As a result of the Debt Exchange, we recorded a $6.6 million gain on early extinguishment of debt; a $13.8 million increase (net of the associated deferred tax impact of $4.0 million) to “Additional paid-in capital” included within the Consolidated Balance Sheets, as the 2030 Notes pertaining to this Debt Exchange were issued at a substantial premium; and total debt issuance costs of $4.5 million. For the avoidance of doubt, the 2030 Notes issued as part of the Debt Exchange are not associated with the Capped Call Options.
Samarium Project Loan: In August 2025, we issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037. The Samarium Project Loan bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025. We may prepay the Samarium Project Loan, in whole or in part, at any time, including all accrued interest, without premium, cost or penalty. The outstanding principal and all accrued and unpaid interest under the Samarium Project Loan become immediately due and payable upon the occurrence of certain conditions, such as payment defaults, as specified in the promissory note to the DoW.
Equipment Notes: In December 2024, we and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. During the year ended December 31, 2025, we executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of December 31, 2025, we had $15.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. Our equipment notes, which are secured by the purchased equipment, had $24.3 million in principal (and accrued interest) outstanding as of December 31, 2025. See Note 10, “Debt Obligations,” in the notes to the Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, warehouses and equipment used in our operations. As of December 31, 2025, we had future expected lease payment obligations related to our operating leases totaling $13.1 million, with $3.9 million due within the next 12 months. Our finance leases were not material. See Note 11, “Operating Leases,” in the notes to the Consolidated Financial Statements for further information.
Purchase Obligations: Our outstanding purchase obligations as of December 31, 2025, primarily consist of purchase orders initiated with vendors and suppliers in the ordinary course of business for operating and maintenance capital expenditures that will be settled within one year. Generally, we are permitted to cancel, reschedule or adjust these orders. We have also entered into long-term supply arrangements for certain chemical reagents used in our operations, which are based on current or anticipated consumption requirements. Additionally, our engineering, procurement, and construction contracts, including those for long-lead equipment, are typically cancellable.
Asset Retirement and Environmental Obligations: See Note 9, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Other: In order to support the continued advancement of our Independence Facility and magnetics capability, as well as the construction of the 10X Facility, we expect to hire several hundred additional full-time employees in 2026 and expect a headcount of approximately 1,500 supporting the 10X Facility at full capacity. These increases in headcount will result in additional cash requirements for salaries, bonuses, benefits and training.
Share Repurchase Program
In March 2024, our Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of our outstanding common stock. In August 2024, our Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The authorization did not require the purchase of any minimum number of shares. On July 11, 2025, pursuant to the terms of the DoW Transaction Agreements, we terminated the Program.
Cash Flows
The following table summarizes our cash flows:

	For the year ended December 31,			$ Change		% Change
(in thousands, except percentages)	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
Net cash provided by (used in):
Operating activities	$(155,755)	$13,349	$62,699	$(169,104)	$(49,350)	N/M	(79)%
Investing activities	$(206,049)	$10,057	$68,697	$(216,106)	$(58,640)	N/M	(85)%
Financing activities	$1,245,560	$(4,791)	$(9,917)	$1,250,351	$5,126	N/M	52%
N/M = Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash used in operating activities was $155.8 million for the year ended December 31, 2025, as compared to the net cash provided by operating activities of $13.3 million in the prior year, driven primarily by (i) the increase in inventories, including stockpiled concentrate, to support the ramp of production of separated products and magnetic precursor products, (ii) decrease in cash received from customers, as the cash associated with a portion of the revenue recognized in the current year was received in the prior year, and (iii) an increase in cash paid for interest of $11.0 million due to the 2030 Notes.
Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities was $206.0 million for the year ended December 31, 2025, as compared to the net cash provided by investing activities of $10.1 million in the prior year. The change in cash flows from investing activities was primarily driven by higher purchases of short-term investments in the current year, resulting in an increase of cash used in investing activities of $251.0 million. This was partially offset by $24.2 million in proceeds received from government awards in the current year that were used for construction, and lower overall cash expenditures on additions to property, plant and equipment, which decreased by $14.0 million when compared to the prior year, driven by lower construction spend on certain projects, such as the HREE Facility. Additionally, we also received $9.7 million in the current year period in exchange for the sale of our 49% interest in VREX Holdco Pte. Ltd.
Net Cash Provided by (Used in) Financing Activities: Net cash provided by financing activities was $1,245.6 million for the year ended December 31, 2025, as compared to the net cash used in financing activities of $4.8 million in the prior year, driven primarily by the net cash proceeds of $1.3 billion received from the Offering and the DoW Transactions. The prior year included the net cash flow impact of $12.4 million from the issuance of the 2030 Notes, the payments of debt issuance costs associated with the 2030 Notes, the payments made to retire a significant portion of the 2026 Notes, the purchase of the Capped Call Options, and the payments made to repurchase our common stock, offset partially by debt issuance costs of $4.5 million recorded in connection with the Debt Exchange during the year ended December 31, 2024.
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
Adjusted EBITDA
We define Adjusted EBITDA as our GAAP net income or loss before interest expense, net; income tax expense or benefit; and depreciation, depletion and amortization; further adjusted to eliminate the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; accretion of asset retirement and environmental obligations; loss on environmental obligations; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; other income or loss; and other items that we do not consider representative of our underlying operations. We present Adjusted EBITDA because it is used by management to evaluate our underlying operating and financial performance and trends. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash or are not related to our underlying business performance. This non-GAAP financial measure is intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(85,874)	$(65,424)	$24,307
Adjusted for:
Depreciation, depletion and amortization	89,267	78,057	55,709
Interest expense, net	31,481	23,010	5,254
Income tax expense (benefit)	(31,900)	(27,923)	8,768
Stock-based compensation expense(1)	30,007	23,183	25,236
Initial start-up costs(2)	3,339	5,303	20,607
Transaction-related and other costs(3)	35,965	8,367	11,435
Accretion of asset retirement and environmental obligations(4)	1,490	929	908
Loss on environmental obligations(4)	259	1,998	—
Loss on disposals of long-lived assets, net(4)	466	1,421	6,326
Gain on early extinguishment of debt	—	(52,911)	—
Other income, net	(63,081)	(46,178)	(56,048)
Adjusted EBITDA	$11,419	$(50,168)	$102,502
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions. The year ended December 31, 2025, included $12.7 million of costs incurred in association with the DoW transactions, $11.9 million of costs associated with a construction-related litigation matter and $7.4 million of costs incurred to secure financing. For the years ended December 31, 2025 and 2023, amounts are principally included in “Advanced projects and development” within our Consolidated Statements of Operations. For the year ended December 31, 2024, amount is principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.
Adjusted Net Income (Loss) and Adjusted Diluted EPS
We calculate Adjusted Net Income (Loss) as our GAAP net income or loss excluding the impact of stock-based compensation expense; initial start-up costs; transaction-related and other costs; loss on environmental obligations; gain or loss on disposals of long-lived assets; gain or loss on early extinguishment of debt; and other items that we do not consider representative of our underlying operations; adjusted to give effect to the income tax impact of such adjustments. We calculate Adjusted Diluted EPS as our GAAP diluted earnings or loss per common share, excluding the per-share impact of each adjusting item described in the previous sentence (the numerator) divided by the adjusted diluted weighted-average shares outstanding (the denominator). In addition, when appropriate, we include an adjustment to reverse the impact of applying the if-converted method to our 2026 Notes if necessary to reconcile between GAAP diluted earnings or loss per common share and Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(85,874)	$(65,424)	$24,307
Adjusted for:
Stock-based compensation expense(1)	30,007	23,183	25,236
Initial start-up costs(2)	3,339	5,303	20,607
Transaction-related and other costs(3)	35,965	8,367	11,435
Loss on environmental obligations(4)	259	1,998	—
Loss on disposals of long-lived assets, net(4)	466	1,421	6,326
Gain on early extinguishment of debt	—	(52,911)	—
Other(5)	(8,708)	—	(51)
Tax impact of adjustments above(6)	(16,281)	3,959	(16,482)
Adjusted Net Income (Loss)	$(40,827)	$(74,104)	$71,378
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions. The year ended December 31, 2025, included $12.7 million of costs incurred in association with the DoW transactions, $11.9 million of costs associated with a construction-related litigation matter and $7.4 million of costs incurred to secure financing. For the years ended December 31, 2025 and 2023, amounts are principally included in “Advanced projects and development” within our Consolidated Statements of Operations. For the year ended December 31, 2024, amount is principally included in “Selling, general and administrative” within our Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses” within our Consolidated Statements of Operations.
(5)Included in “Other income, net” within our Consolidated Statements of Operations. Amount for the year ended December 31, 2025, pertains to the change in fair value of the redemption feature included in the portion of our 2030 Notes that were issued in December 2024.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 26.5%, 31.3% and 25.9% for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per common share, which is determined in accordance with GAAP:

	For the year ended December 31,
	2025	2024	2023
Diluted earnings (loss) per common share	$(0.50)	$(0.57)	$0.14
Adjusted for:
Stock-based compensation expense	0.18	0.14	0.13
Initial start-up costs	0.02	0.03	0.11
Transaction-related and other costs	0.21	0.05	0.06
Loss on environmental obligations	—	0.01	—
Loss on disposals of long-lived assets, net	—	0.01	0.03
Gain on early extinguishment of debt	—	(0.32)	—
Other	(0.05)	—	—
Tax impact of adjustments above(1)	(0.10)	0.02	(0.08)
2026 Notes if-converted method(2)	—	0.19	—
Adjusted Diluted EPS	$(0.24)	$(0.44)	$0.39

Diluted weighted-average shares outstanding	170,126,753	169,882,640	178,152,212
Assumed conversion of 2026 Notes(3)(4)	—	(3,042,029)	15,584,409
Adjusted diluted weighted-average shares outstanding	170,126,753	166,840,611	193,736,621
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 26.5%, 31.3% and 25.9% for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 12, “Income Taxes,” in the notes to the Consolidated Financial Statements for more information on the effective tax rate.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$(155,755)	$13,349	$62,699
Additions to property, plant and equipment, net(1)	(148,175)	(186,322)	(259,097)
Free Cash Flow	$(303,930)	$(172,973)	$(196,398)
(1)Amounts for the years ended December 31, 2025, 2024 and 2023, are net of $24.2 million, $0.1 million and $2.8 million, respectively, in proceeds from government awards used for construction.
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
Financial Instruments Associated with the DoW Transactions
As described in Note 3, “Public-Private Partnership with U.S. Department of War,” in the notes to the Consolidated Financial Statements, on July 9, 2025, the Company entered into the DoW Transaction Agreements, which resulted in the issuance and recognition of the Series A Preferred Stock, Warrant and the Samarium Project Loan. The Company engaged independent valuation specialists to assist with the determination of the fair value of the Series A Preferred Stock, Warrant and the Samarium Project Loan. These instruments were recorded at their allocated relative fair value of the cash and PPA Upfront Asset received. The initial measurement of the transaction and allocation of proceeds to the various components required significant judgments and estimates, primarily related to fair value measurement.
The estimates related to the initial fair value of the Series A Preferred Stock, Warrant and the Samarium Project Loan and therefore, the allocation of proceeds, were based on observable inputs such as our stock price and implied volatility and other inputs traditionally associated with equity and debt valuations. Changes in certain assumptions underlying the fair value determinations of the instruments issued to the DoW could have resulted in a different relative fair value allocation among the Series A Preferred Stock, Warrant and the Samarium Project Loan. The PPA Upfront Asset was initially measured as the excess of the relative fair value of the Series A Preferred Stock, Warrant and the Samarium Project Loan over the cash consideration received from the DoW. As a result, changes in certain assumptions utilized in the valuation of the instruments issued could have resulted in a different initial value of the PPA Upfront Asset.
To validate that all instruments exchanged with the DoW were properly identified, the Company’s valuation specialists assisted with an assessment of the fair value of the PPA Upfront Asset. The valuation utilized estimates and assumptions regarding NdPr commodity prices, forecasted production over the PPA’s 10-year term, and was discounted based on our estimated cost of capital. The valuation results indicated that the Company properly identified all of the exchanged instruments at fair value. The PPA Upfront Asset is amortized over the Company’s expected pattern of economic benefit, which was derived from the PPA Upfront Asset’s valuation. Prospective changes in the expected pattern of economic benefit as a result of revised estimates and assumptions could result in adjustments to the periodic amortization expense recognized for the PPA Upfront Asset over the remaining term.
Inventories
Raw materials, mined ore stockpiles, work in process, and finished goods inventories, including non-current inventories, are carried at weighted average cost. Supplies are carried at moving average cost. All inventories are carried at the lower of cost or net realizable value, which represents the estimated selling price of the product during the ordinary course of business based on current market conditions less reasonably predictable costs of completion, disposal, and transportation. Costs of completion include labor, utilities, reagents, maintenance, and allocated production overhead costs, including depreciation and depletion.

We evaluate the carrying amount of inventory each reporting period, considering recent and expected market prices, income to be recognized under the PPA, slow-moving items, obsolescence, excess inventory levels, as well as other factors, and recognize related write-downs if it is determined that the inventory is impaired. In addition, our estimate of costs of completion may be impacted by forecasted production levels, which are particularly sensitive before we achieve our anticipated production levels for our midstream operations. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, market conditions, or other cost assumptions, any significant unfavorable changes in demand, market price or expected usage could have a significant negative impact on the value of our inventory and our results of operations. At least until such time that we achieve our anticipated throughput, we may continue to incur write-downs of certain of our separated product inventories. See Note 5, “Inventories,” in the notes to the Consolidated Financial Statements for more information.
Asset Retirement Obligations (“ARO”)
We recognize ARO for estimated costs of legally and contractually required closure, dismantlement, and reclamation activities associated with Mountain Pass. ARO are initially recognized at their estimated fair value in the period in which the obligation is incurred. In determining fair value, management makes estimates based on the expected timing of reclamation activities; cash flows to perform activities, which involves utilizing an assumption for future inflation; amount and uncertainty associated with the cash flows, including adjustments for a market risk premium; and discounts such amounts using a credit-adjusted risk-free rate. Although we base our estimates on historical experience and reevaluate our estimated timing and cash flows regularly, since the majority of the cash flows to settle our ARO occur decades in the future, it is inherently difficult to accurately predict the ultimate cash flows used to settle such obligations. As a result, these estimates and assumptions are subjective and can vary over time. See Note 9, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for more information.
Environmental Obligations (“ENV”)
Our operating activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We recognize certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. We engage environmental consultants to develop remediation plans and the related cost projections, which are used to develop an estimate of future cash payments needed to satisfy the Company’s environmental obligations. If the cost can only be estimated as a range of possible amounts with no point in the range being more likely, the minimum of the range is accrued. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. As assessments and remediation progress occur, the Company periodically reviews its estimates and records any necessary adjustments in the period in which new information becomes available.
We estimate the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows, adjusted for future inflation and discounted to their present value using a risk-free rate, which we derive from U.S. Treasury yields. See Note 9, “Asset Retirement and Environmental Obligations,” in the notes to the Consolidated Financial Statements for more information.
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
The Company’s arrangements with the DoW are expected to significantly mitigate the risks of commodity price fluctuations associated with NdPr on our results of operations. Among the transactions with the DoW, the Company entered into the Price Protection Agreement, which provides a price floor of $110 per kg for NdPr Products stockpiled, sold to internal affiliates, or sold to third parties. If market prices fall below this threshold, the Company will receive a quarterly payment from the DoW to offset the shortfall. Conversely, once the 10X Facility reaches full production capacity, if the price of NdPr exceeds the threshold, the Company will remit a portion of the upside to the DoW, equal to 30% of the NdPr sales price in excess of $110 per kg. This arrangement allows the Company to sell NdPr at a more stable price, with limited exposure to price declines while retaining upside exposure. This moderates the Company’s exposure to the fluctuations in the NdPr commodity market which the Company has experienced in recent years.
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
Our partnership with the DoW, including with respect to the Price Protection Agreement for our NdPr products and purchase commitment of 10X Facility-produced magnets, should help to further mitigate our exposure to this volatility and risk over time, as we anticipate receiving substantial cash flows in U.S. dollars. We are in the process of evaluating the continuing need for the negotiation of Yuan-specific protections given this and other recent developments in our business and the market broadly. However, our non-NdPr rare earth products, including samarium, as well as inputs used throughout our processes, remain exposed to market transactions denominated primarily in Chinese Yuan, as may the price of NdPr-based magnets and magnet products produced at our Independence Facility. Additionally, as we expand internationally, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Accordingly, to the extent that foreign currency risk becomes material, we may enter into hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Equity Market and Interest Rate Risk
Convertible Notes
While the fair values of our Convertible Notes are subject to interest rate risk, market risk and other factors due to their convertible feature, the Convertible Notes are more sensitive to the equity market price volatility of our stock price than changes in interest rates. In March 2024, in connection with the offering of the 2030 Notes, we entered into Capped Call Options with the Counterparties. The Capped Call Options are expected generally to reduce the potential dilution to our common stock upon any conversion of the portion of the 2030 Notes issued in March 2024.
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
Cash equivalents and short-term investments
We had cash, cash equivalents and short-term investments totaling $1,830.3 million as of December 31, 2025, of which $1,813.8 million was invested in money market funds, U.S. Treasury and agency securities, commercial paper and certificates of deposit. Our cash, cash equivalents and short-term investments are held for working capital and general corporate purposes, including our planned development projects. We have not historically entered into investments for trading or speculative purposes.
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
As of December 31, 2025, a hypothetical increase of 100 basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
MP Materials Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MP Materials Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Accounting for the Price Protection Agreement
As described in Notes 2 and 3 to the consolidated financial statements, on July 9, 2025, the Company entered into a series of definitive agreements with the U.S. Government. These transactions involved the Company issuing several financial instruments, including Series A Preferred Stock, a Warrant, a Samarium Project Loan and a Price Protection Agreement (PPA). The PPA is a financial instrument recorded on the consolidated balance sheet as a price protection agreement upfront asset with an initial value of $218.6 million.
We identified the evaluation of the accounting for the PPA as a critical audit matter. Challenging auditor judgment was involved in assessing the PPA features, which required interpretation of complex contract terms within the PPA and the evaluation of management’s judgment in applying the relevant technical accounting guidance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s initial accounting for the PPA. We obtained and read the PPA and related agreements noted above to identify contract terms relevant to the application of technical accounting guidance. We inquired of management regarding the business purpose of the transaction. We analyzed the key contract terms of the PPA, evaluated management’s identification of such terms for completeness and accuracy, including identification of units of account, and assessed the Company’s application of the relevant accounting literature to account for the key contract terms of the PPA.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
February 26, 2026

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(U.S. dollars in thousands, except share and per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,166,011	$282,442
Short-term investments	664,275	568,426
Total cash, cash equivalents and short-term investments	1,830,286	850,868
Trade accounts receivable, net of allowance for credit losses of $0 and $0, respectively (including related party)	14,642	18,645
Income taxes receivable	1,004	23,672
Other receivables	131,038	20,599
Inventories	171,560	107,905
Prepaid expenses and other current assets	17,271	9,633
Total current assets	2,165,801	1,031,322
Non-current assets
Property, plant and equipment, net	1,369,817	1,251,496
Inventories	80,539	19,031
Price protection agreement upfront asset, net	209,668	—
Other non-current assets	38,335	31,709
Total non-current assets	1,698,359	1,302,236
Total assets	$3,864,160	$2,333,558
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts and construction payable	$36,655	$23,562
Accrued liabilities	95,086	64,727
Current portion of long-term debt	67,411	—
Deferred revenue	74,301	56,880
Other current liabilities	25,596	18,850
Total current liabilities	299,049	164,019
Non-current liabilities
Long-term debt, net of current portion	931,330	908,729
Deferred revenue	83,889	43,120
Deferred government grant	22,101	20,087
Deferred investment tax credit	26,860	25,502
Deferred income taxes	51,558	85,309
Other non-current liabilities	57,005	31,912
Total non-current liabilities	1,172,743	1,114,659
Total liabilities	1,471,792	1,278,678
Commitments and contingencies (Note 13)
Redeemable preferred stock:
Series A cumulative perpetual convertible preferred stock ($0.0001 par value, 400,000 and zero shares authorized, issued and outstanding as of December 31, 2025, and December 31, 2024, respectively; aggregate liquidation preference of $413,489 and zero as of December 31, 2025, and December 31, 2024, respectively)	413,611	—
Stockholders’ equity:
Preferred stock, undesignated ($0.0001 par value, 49,600,000 and 50,000,000 shares authorized as of December 31, 2025, and December 31, 2024, respectively, zero issued and outstanding in either year)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 192,607,429 and 178,445,570 shares issued, and 177,357,647 and 163,195,788 shares outstanding, as of December 31, 2025, and December 31, 2024, respectively)	19	18
Additional paid-in capital	1,970,970	961,434
Retained earnings	234,428	320,302
Accumulated other comprehensive income	387	173
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,978,757	1,054,880
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,864,160	$2,333,558
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(U.S. dollars in thousands, except share and per share data)	2025	2024	2023
Revenue (including related party)	$224,441	$203,855	$253,445
Price protection agreement income	51,016	—	—
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	192,789	192,586	92,714
Selling, general and administrative	112,066	83,299	79,245
Depreciation, depletion and amortization	89,267	78,057	55,709
Start-up costs	4,286	5,684	21,330
Advanced projects and development	24,208	9,307	14,932
Other operating costs and expenses	2,215	4,348	7,234
Total operating costs and expenses, net	424,831	373,281	271,164
Operating loss	(149,374)	(169,426)	(17,719)
Interest expense, net	(31,481)	(23,010)	(5,254)
Gain on early extinguishment of debt	—	52,911	—
Other income, net	63,081	46,178	56,048
Income (loss) before income taxes	(117,774)	(93,347)	33,075
Income tax benefit (expense)	31,900	27,923	(8,768)
Net income (loss)	$(85,874)	$(65,424)	$24,307

Earnings (loss) per common share:
Basic	$(0.50)	$(0.39)	$0.14
Diluted	$(0.50)	$(0.57)	$0.14

Weighted-average shares outstanding:
Basic	170,126,753	166,840,611	177,181,661
Diluted	170,126,753	169,882,640	178,152,212
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
Net income (loss)	$(85,874)	$(65,424)	$24,307
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities and other	214	28	(44)
Total comprehensive income (loss)	$(85,660)	$(65,396)	$24,263
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Redeemable Preferred Stock		Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	—	$—	177,706,608	$18	$951,008	$361,419	$189	$—	$1,312,634
Stock-based compensation	—	—	—	—	472,047	—	27,104	—	—	—	27,104
Shares used to settle payroll tax withholding	—	—	—	—	(248,776)	(1)	(7,184)	—	—	—	(7,185)
Common stock issued to acquire intangible asset	—	—	—	—	152,504	—	8,963	—	—	—	8,963
Net income	—	—	—	—	—	—	—	24,307	—	—	24,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(44)	—	(44)
Balance as of December 31, 2023	—	—	—	—	178,082,383	17	979,891	385,726	145	—	1,365,779
Stock-based compensation	—	—	—	—	662,887	1	23,505	—	—	—	23,506
Shares used to settle payroll tax withholding	—	—	—	—	(583,936)	—	(10,112)	—	—	—	(10,112)
Repurchases of common stock	—	—	—	—	(15,249,782)	—	—	—	—	(227,047)	(227,047)
Common stock issued for services	—	—	—	—	240,663	—	3,737	—	—	—	3,737
Common stock issued to acquire intangible asset in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Capped call options, net of tax	—	—	—	—	—	—	(49,413)	—	—	—	(49,413)
Substantial premium on convertible debt, net of tax	—	—	—	—	—	—	13,826	—	—	—	13,826
Net loss	—	—	—	—	—	—	—	(65,424)	—	—	(65,424)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	28	—	28
Balance as of December 31, 2024	—	—	—	—	163,195,788	18	961,434	320,302	173	(227,047)	1,054,880
Issuance of Series A preferred stock, net of issuance costs	400,000	413,611	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	788,769	—	31,033	—	—	—	31,033
Shares used to settle payroll tax withholding	—	—	—	—	(318,460)	—	(10,919)	—	—	—	(10,919)
Common stock issued upon public offering, net of issuance costs	—	—	—	—	13,590,908	1	724,208	—	—	—	724,209
Common stock issued for services	—	—	—	—	55,920	—	4,038	—	—	—	4,038
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Issuance of warrant, net of issuance costs	—	—	—	—	—	—	261,176	—	—	—	261,176
Net loss	—	—	—	—	—	—	—	(85,874)	—	—	(85,874)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	214	—	214
Other	—	—	—	—	1,149	—	—	—	—	—	—
Balance as of December 31, 2025	400,000	$413,611	—	$—	177,357,647	$19	$1,970,970	$234,428	$387	$(227,047)	$1,978,757
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
Operating activities:
Net income (loss)	$(85,874)	$(65,424)	$24,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	89,267	78,057	55,709
Accretion of discount on short-term investments	(24,087)	(30,255)	(26,316)
Gain on early extinguishment of debt	—	(52,911)	—
Stock-based compensation expense	30,163	23,183	25,236
Amortization of debt discount and debt issuance costs	5,412	3,901	3,536
Write-downs of inventories	3,038	21,527	2,285
Deferred income taxes	(30,393)	(27,775)	8,455
Other	(7,082)	4,837	1,716
Decrease (increase) in operating assets:
Trade accounts receivable (including related party)	4,003	(8,931)	23,133
Income taxes receivable	22,668	(22,842)	1,371
Other receivables	(110,439)	(36)	(18,028)
Inventories	(115,019)	(41,537)	(47,099)
Prepaid expenses, other current and non-current assets	(8,959)	(1,676)	(574)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	9,392	1,332	11,305
Income taxes payable	360	—	(21,163)
Deferred revenue	58,190	100,000	—
Deferred government grant	4,826	4,911	19,120
Other current and non-current liabilities	(1,221)	26,988	(294)
Net cash provided by (used in) operating activities	(155,755)	13,349	62,699
Investing activities:
Additions to property, plant and equipment	(172,375)	(186,418)	(261,897)
Purchases of short-term investments	(1,819,026)	(1,567,983)	(1,185,477)
Proceeds from sales of short-term investments	176,074	166,371	507,736
Proceeds from maturities of short-term investments	1,571,342	1,597,991	1,015,190
Investment in equity method investee	—	—	(9,673)
Proceeds from return of investment in equity method investee	9,673	—	—
Proceeds from sale of property, plant and equipment	4,063	—	18
Proceeds from government awards used for construction	24,200	96	2,800
Net cash provided by (used in) investing activities	(206,049)	10,057	68,697
Financing activities:
Proceeds from issuance of long-term debt	61,540	747,500	—
Proceeds from issuance of common stock	747,500	—	—
Proceeds from issuance of Series A preferred stock	299,402	—	—
Proceeds from issuance of warrant	189,058	—	—
Payment of debt issuance costs	(3,780)	(20,648)	—
Payments to retire long-term debt	—	(428,599)	—
Payment of equity issuance costs	(31,104)	—	—
Purchase of capped call options	—	(65,332)	—
Repurchases of common stock	—	(225,068)	—
Principal payments on debt obligations	(6,137)	(2,532)	(2,732)
Tax withholding on stock-based awards	(10,919)	(10,112)	(7,185)
Net cash provided by (used in) financing activities	1,245,560	(4,791)	(9,917)
Net change in cash, cash equivalents and restricted cash	883,756	18,615	121,479
Cash, cash equivalents and restricted cash beginning balance	283,603	264,988	143,509
Cash, cash equivalents and restricted cash ending balance	$1,167,359	$283,603	$264,988

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,166,011	$282,442	$263,351
Restricted cash, current	810	812	1,290
Restricted cash, non-current	538	349	347
Total cash, cash equivalents and restricted cash	$1,167,359	$283,603	$264,988
See accompanying notes to the Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging clean-tech applications including electric vehicles and wind turbines as well as robotics, drones, and defense applications. Additionally, the Company owns and operates a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Independence Facility”), where the Company produces and sells magnetic precursor products and commenced manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 22, “Segment Reporting,” for additional information.
The Materials segment represents the upstream and midstream operations of the Company, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate primarily to a distributor that, in turn, typically sold that product to refiners in China.
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

Concentration of Credit Risk: Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and short-term investments, and receivables from customers. The Company believes that its credit risk is limited because the Company’s current contracts are with companies that have a reliable payment history. The Company does not believe that it is exposed to any significant risks related to its cash accounts, money market funds, or short-term investments.
Concentration of Customer Risk: The concentration of customer risk arises when a significant portion of the Company’s revenue is generated from a small group of customers. Reduction of orders, delay of payments, or termination of contracts by these key customers could have a significant negative effect on the Company’s results of operations and cash flows. The Company’s revenue is derived from sales of rare earth products and, historically, from sales of rare earth concentrate to China, which ceased in July 2025 to align with the terms of the DoW Transaction Agreements. Rare earth concentrate is not quoted on any major commodities market or exchange, and demand is currently constrained to a relatively limited number of refiners, the majority of which are based in China.
For the year ended December 31, 2025, Customers A and B in the Materials segment accounted for 30% and 23% of the Company’s total revenue, respectively; Customer C, primarily in the Magnetics segment, accounted for 31% of the Company’s total revenue. For the year ended December 31, 2024, Customers B and A in the Materials segment accounted for 78% and 20% of the Company’s total revenue, respectively. For the year ended December 31, 2023, Customer B in the Materials segment accounted for 96% of the Company’s total revenue.
Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives and recoverability of long-lived assets (such as the effects of mineral reserves and cash flows from operating the mine in determining the life of the mine); government grants; investment tax credits; the valuation allowance of deferred tax assets; asset retirement and environmental obligations; determining the net realizable value of inventories; and estimating the Company’s expected pattern of economic benefit of the PPA Upfront Asset (as defined below). Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from those estimates.
Segment Reporting: Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” (“ASC 280”) establishes standards for entities on how to report information about operating segments on a basis consistent with an entity’s internal organizational structure as well as information about an entity’s products and services, the geographical areas in which it operates and its major customers. Operating segments are defined as components of an enterprise engaged in business activities from which it may recognize revenues and incur expenses, about which discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. See Note 22, “Segment Reporting,” for additional information on the Company’s reportable segments.
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
Trade Accounts Receivable: Trade accounts receivable pertain to receivables arising from contracts with customers and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current economic conditions for each portfolio of customers, though at present, the amounts are concentrated among a limited number of customers. As of December 31, 2025 and 2024, the Company did not have an allowance for expected credit losses, as principally all of the Company’s receivables are from a limited number of customers, with no history or expectation of uncollectible amounts.
Inventories: Inventories consist of raw materials, supplies, mined ore stockpiles, work in process, and finished goods. Raw materials and supplies consist of spare parts, reagent chemicals, maintenance supplies, packaging materials and other consumables used in the production of rare earth products and magnetic precursor products. Mined ore stockpiles represent bastnaesite ore that has been mined and stockpiled for future processing. Work in process consists of bastnaesite ore and separated rare earth products in various stages of the production process, as well as finished and packaged NdPr oxide shipped to tollers for processing into NdPr metal. Work in process also includes packaged bastnaesite concentrate that has been stockpiled for future processing into separated rare earth products, including quantities which the Company elected to designate as NdPr Products for purposes of the PPA (as such terms are defined in Note 3, “Public-Private Partnership with U.S. Department of War”). Finished goods primarily consist of packaged NdPr oxide and NdPr metal (including quantities tolled) that are ready for sale. Raw materials, mined ore stockpiles, work in process, and finished goods are carried at weighted average cost. Supplies are carried at moving average cost. Certain products, principally mined ore stockpiles and bastnaesite concentrate, that are not expected to be processed within the next twelve months, and raw materials and spare parts that are not expected to be consumed within the next twelve months, are classified as non-current.
Inventory cost includes all costs directly attributable to the manufacturing process, including labor, raw materials, and an appropriate portion of production overhead costs, including depreciation and depletion, based on normal capacity of the production facilities. In periods when it is determined that the Company’s production facilities are operating below normal capacity levels, overhead costs are not included in inventory, and are instead directly recorded to “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” or “Depreciation, depletion and amortization” within the Company’s Consolidated Statements of Operations.
The Company evaluates the carrying amount of inventory each reporting period, considering recent market prices, slow-moving items, obsolescence, excess inventory levels and other factors. All inventories are carried at the lower of cost or net realizable value (“NRV”). NRV represents the estimated selling price of the product less reasonably predictable costs of completion, disposal, and transportation. The PPA provides contractual price protection for designated NdPr Products. This ensures the Company will receive at least the price floor for such products. The Company includes future estimated PPA income in the NRV of certain inventories. Write-downs are recognized for the excess of a product’s cost over its NRV. See also Note 5, “Inventories.”
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

Property, plant and equipment primarily relate to the Company’s open-pit mine and processing and separations facility at Mountain Pass as well as building and machinery associated with the Company’s Independence Facility, including electrolysis cells, strip casters, and sintering furnaces. In addition to the mine pit, Mountain Pass includes a crusher and mill/flotation plant, mineral recovery and separation plants, tailings processing and storage facilities, product finishing facilities, on-site evaporation ponds, a combined heat and power plant, water treatment plant, a chlor-alkali facility, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructure. See also Note 6, “Property, Plant and Equipment.”
Mineral Rights: The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Depletion on mineral rights is recognized on a straight-line basis over the estimated remaining useful life of the mine, which was approximately 28 years as of December 31, 2025. The Company determined that the straight-line method of depletion appropriately captures the estimated economic costs of extracting the minerals of the mine across its estimated useful life, and aligns with the benefit obtained from the depletion of the asset consistent with the current mine plan. Mineral rights are classified as a component of “Property, plant and equipment, net” within the Company’s Consolidated Balance Sheets. See also Note 6, “Property, Plant and Equipment.”
PPA Upfront Asset: The PPA is a price floor protection agreement that conveys a contingent right for the Company to receive cash from the DoW and also imposes a contingent obligation for the Company to deliver cash to the DoW in the future as described in Note 3, “Public-Private Partnership with U.S. Department of War.” Given the contractual cash flows, the right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”) was determined to be a financial instrument. The initially recognized amount of the PPA Upfront Asset results from the difference between the fair value of the other instruments exchanged with the DoW and the cash consideration received from the DoW. The PPA Upfront Asset is presented as “Price protection agreement upfront asset, net” in non-current assets within the Company’s Consolidated Balance Sheets. The Company did not elect to apply the fair value option to the PPA Upfront Asset on a recurring basis. Beginning October 1, 2025, the PPA’s commencement date, the PPA Upfront Asset is being amortized over the Company’s expected pattern of economic benefit from the PPA, with the expense recognized within “Depreciation, depletion and amortization” in the Company’s Consolidated Statements of Operations. Reassessment of the PPA Upfront Asset’s useful life, pattern of economic benefit as well as impairment considerations is consistent with the Company’s existing policies for long-lived assets. See Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information.
Operating Leases: The Company determines if an arrangement is, or contains, a lease at contract inception. In some cases, the Company has determined that its lease arrangements include both lease and non-lease components. The Company has elected to use a practical expedient to account for each separate lease component and its associated non-lease components as a single lease component for the majority of its asset classes. The Company recognizes right-of-use (“ROU”) assets and lease liabilities upon commencement for all leases with a lease term greater than 12 months. The Company has elected to use a practical expedient to not recognize leases with a lease term of 12 months or less in the Consolidated Balance Sheets for all of its asset classes. These short-term leases are expensed on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit in the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of lease prepayments, initial lease costs, or lease incentives received. The lease term may include periods covered by options to extend or terminate the lease when it is either reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. Lease expense is recognized on a straight-line basis over the lease term. Variable lease payments not included in the lease liability are expensed as incurred unless such costs are capitalized as part of another asset (e.g., inventory). Additionally, ROU assets are subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amounts of ROU assets exceed their fair value, the excess amount is recognized as an impairment. See also Note 11, “Operating Leases.”
Capitalized Contract Fulfillment Costs: In accordance with ASC Subtopic 340-40, the Company evaluates whether or not certain costs incurred to obtain and fulfill contracts with customers should be capitalized. Capitalized contract fulfillment costs that are not within the scope of another ASC Topic are capitalized if they: (1) relate directly to an existing or specific anticipated contract, (2) generate or enhance resources that will be used to satisfy future performance obligations, and (3) are expected to be recovered. Capitalized costs are presented within “Other non-current assets” within the Company’s Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the pattern of transfer of the goods or services to which the asset relates. See also Note 11, “Operating Leases.”

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
The Company records its share of an equity method investment’s net income or loss on a one-quarter lag due to the timing of when an investee’s financial statements become available. The Company evaluates material events occurring during the one-quarter lag to determine whether the effects of such events should be reflected or disclosed within the Company’s Consolidated Financial Statements. For intra-entity transactions between the Company and its equity method investee, the Company eliminates its share of profits and losses until realized by the Company or investee. Such elimination is recorded as an adjustment of the carrying amount of the equity method investment. See Note 7, “Equity Method Investment,” for additional information.
Intangible Assets: Indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, the excess amount is recognized as an impairment. Intangible assets that have a definite life are amortized on a straight-line basis over their estimated useful lives to reflect the expected pattern of economic benefits consumed. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amounts of the amortizing intangible assets exceed their fair value, the excess amount is recognized as an impairment. Once an impairment of an intangible asset has been recorded, it cannot be reversed. See also Note 8, “Intangible Assets.”
Deferred Revenue: Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations. Amounts expected to be recognized as revenue during the 12-month period after the balance sheet date are classified as current deferred revenue with the remainder classified as non-current in the Company’s Consolidated Balance Sheets. See Note 16, “Revenue Recognition,” for additional information.
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

Subsequent increments in expected undiscounted cash flows are measured at their discounted values using updated estimates of the Company’s credit-adjusted risk-free rate applied to the increment only. Subsequent decrements in expected undiscounted cash flows are reduced based on the weighted-average credit-adjusted risk-free rate associated with the obligation. When increments and decrements are caused by a change in the estimated timing of settlement, the Company treats the increase in cash flows in the year of the updated estimate as an increment and the decrease in cash flows in the original year as a decrement. Associated asset retirement costs, including the effect of increments and decrements, are recognized as adjustments to the related asset’s carrying amount and depreciated over the related asset’s remaining useful life. If a decrement is greater than the carrying amount of the related asset, the difference is recognized as a reduction to depreciation expense. See also Note 9, “Asset Retirement and Environmental Obligations.”
Environmental Obligations: The Company has certain environmental remediation obligations that primarily relate to groundwater monitoring activities. Estimated remediation costs are accrued based on management’s best estimate at the end of each reporting period of the costs expected to be incurred to settle the obligation when those amounts are probable and estimable. If the cost can only be estimated as a range of possible amounts with no point in the range being more likely, then the minimum of the range is accrued. Such cost estimates may include ongoing care, maintenance and monitoring costs associated with remediation activities. Changes in remediation estimates are reflected in earnings in the period the estimate is revised. Remediation costs included in environmental obligations are discounted to their present value when payments are readily estimable, and are discounted using a risk-free rate, which the Company derives from U.S. Treasury yields. Accretion of environmental obligations is included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations. See also Note 9, “Asset Retirement and Environmental Obligations.”
Convertible Debt and Embedded Derivatives: The Company accounts for its convertible debt in accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) or the substantial premium model in ASC Subtopic 470-20 applies. When it is determined that an embedded derivative is required to be bifurcated, the Company recognizes the bifurcated embedded derivative, measured at fair value, as a separate derivative asset or liability upon initial recognition and in subsequent periods at fair value with changes in fair value included in profit or loss each reporting period. Changes in the fair value each reporting period are included in “Other income, net” within the Company’s Consolidated Statements of Operations. Where the substantial premium model applies, the premium is recorded in “Additional paid-in capital” in “Stockholders’ equity” within the Company’s Consolidated Balance Sheets. See also Note 10, “Debt Obligations.”
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
The Company determined that the Capped Call Options meet the definition of a freestanding derivative under ASC 815 but are not required to be separately accounted for as a derivative as they meet the indexation and equity classification scope exception outlined in ASC 815. Accordingly, the Company recognized the cash paid to enter into the Capped Call Options contract by recording an entry to “Additional paid-in capital” in “Stockholders’ equity” within the Company’s Consolidated Balance Sheets. The Capped Call Options will not be remeasured each reporting period. See Note 10, “Debt Obligations,” and Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
Debt Discount and Debt Issuance Costs: Debt discount represents the difference between the net proceeds received and the debt’s fair value at the time of issuance. Debt issuance costs include incremental third-party costs directly related to the debt issuance. For debt instruments other than the Company’s Revolving Credit Facility (as defined in Note 10, “Debt Obligations”), debt discount and debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt instrument and are amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. Debt issuance costs related to the Company’s Revolving Credit Facility are recorded in “Other non-current assets” within the Company’s Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility arrangement. See Note 3, “Public-Private Partnership with U.S. Department of War,” and Note 10, “Debt Obligations,” for additional details.
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
Series A Preferred Stock: The Company’s Series A Preferred Stock is classified as redeemable preferred stock (i.e., temporary equity) outside of stockholders’ equity within the Company’s Consolidated Balance Sheets due to certain redemption rights not solely within the Company’s control. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. All financial instruments are evaluated for embedded derivative features by analyzing each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability. The Company evaluated the Series A Preferred Stock and determined that its nature is that of an equity-host with no embedded derivatives requiring bifurcation. The Company initially recognized the Series A Preferred Stock at its relative fair value, net of allocated issuance costs.
At each reporting period, the Company reassesses whether the Series A Preferred Stock is (i) currently redeemable or (ii) probable of becoming redeemable in the future. If the instrument meets either criterion, the Company will adjust the carrying amount to the estimated maximum redemption value (i.e., the redemption price). As of December 31, 2025, the Series A Preferred Stock was not redeemable, nor probable of becoming redeemable in the future. As such, the carrying amount of the Series A Preferred Stock was not adjusted to the maximum redemption value. See Note 14, “Redeemable Preferred Stock,” for additional details.
Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock. The Company analyzed the classification of its outstanding Warrant as of the date of issuance and as of December 31, 2025, and determined that such instrument met the criteria for equity classification. See Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
Treasury Stock: Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued and is accounted for under the cost method. Treasury stock is excluded from the Company’s outstanding shares and recorded as a reduction of “Stockholders’ equity” within the Company’s Consolidated Balance Sheets, unless the repurchased shares are immediately retired. Incremental direct costs to purchase treasury stock, such as excise taxes and commission fees, are included in the cost of the shares acquired. See also Note 18, “Stockholders’ Equity and Stock-Based Compensation.”
Revenue Recognition: The Company’s revenue comes from sales of rare earth products produced at Mountain Pass and sales of magnetic precursor products, including NdPr metal, produced at the Independence Facility. The Company recognizes revenue for the amount it expects to receive, which may include variable consideration and be reduced for amounts payable to a customer. Variable consideration is included in the Company’s expected sales price to the extent it is probable there will not be a significant reversal of previously recognized revenue. Revenue is recognized when control of the promised products is transferred to the customer, which generally occurs at the point in time the products are delivered to the agreed-upon shipping point. To determine when control of the products transfers to a customer, the Company evaluates the point in time the customer bears the risk of loss and has the ability to direct the use of and obtain substantially all of the remaining benefits from the products. Revenue from product sales is recorded net of taxes collected from customers that are remitted to governmental authorities.
Periodically, the Company receives requests from its customers to temporarily hold purchased products at the Company’s facilities under a bill-and-hold arrangement. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these criteria are met, revenue is recognized at the point in time control of the product transfers to the customer, which may be upon completion of product manufacture or delivery to an agreed location. See also Note 16, “Revenue Recognition.”
Price Protection Agreement Income or Expense: On a quarterly basis, beginning on the PPA’s commencement date and throughout the PPA’s 10-year term, the Company will have the right to receive cash from or an obligation to deliver cash to the DoW. The Company recognizes its rights or obligations as price protection agreement income or expense within the Company’s Consolidated Statements of Operations in the period in which the events giving rise to the right or obligation occur. Each quarterly period represents a distinct contractual period for which amounts receivable or payable are recognized as earned or incurred, respectively. See Note 3, “Public-Private Partnership with U.S. Department of War,” for additional details.

Government Grants: Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of ASC Topic 740, “Income Taxes” (“ASC 740”). Government grants are initially estimated and recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. When a grant is related to the purchase or construction of a long-lived asset (considered asset-based grants), the funds received are recorded as a reduction to the related asset’s carrying amount, thereby reducing future depreciation expense. Alternatively, when a grant is related to an expense item (considered income-based grants), it is recognized as a reduction of expense to which the grant activity relates over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. The effect of a change in estimate is recognized in the period in which management concludes that it is no longer reasonably assured that (i) all of the grant conditions will be met or (ii) a portion of the grant will be received. See also Note 17, “Government Grants.”
Stock-Based Compensation: From time to time, the Company grants to its employees and directors certain stock-based awards, which are comprised of the following types: (i) Stock Awards (as defined in Note 18, “Stockholders’ Equity and Stock-Based Compensation”), (ii) market-based performance stock units (“market-based PSUs”) and (iii) performance-based performance stock units (“performance-based PSUs”). The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. The Company accounts for forfeitures in the period in which they occur based on actual forfeitures.
Stock Awards contain service conditions, and their fair value equals the product of the Company’s stock price on the date of grant and the number of Stock Awards granted. Compensation cost for Stock Awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards, which results in accelerated recognition of compensation cost.
Market-based PSUs include service and market conditions, and their fair value is determined using a Monte Carlo simulation technique. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, expected volatility, correlation coefficient to relevant peer groups or indices, risk-free interest rate and dividend yield. Compensation cost for market-based PSUs with cliff vesting schedules is recognized on a straight-line basis over the requisite service period. Compensation cost for these awards is not adjusted based on the actual achievement of the market-based performance goals.
Performance-based PSUs include service and performance conditions, and their fair value equals the product of the Company’s stock price on the date of grant and the number of awards granted. Compensation cost for performance-based PSUs with cliff vesting schedules is recognized on a straight-line basis over the requisite service period if it is probable that a performance condition will be achieved. No compensation cost will be recognized for a performance condition that is not probable of being achieved. The Company re-evaluates at the end of each reporting period whether or not a performance condition is probable of being achieved. If, based on this re-evaluation, the Company estimates an increase in overall compensation cost, then the Company will recognize a cumulative catch-up of compensation cost in the period of the re-evaluation. Alternatively, if the Company estimates a decrease in overall compensation cost, the Company will not reverse compensation cost already recognized until achievement of the performance condition is estimated to be improbable. See also Note 18, “Stockholders’ Equity and Stock-Based Compensation,” for additional information.
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
Earnings or Loss per Common Share: Net income or loss attributable to common stock is computed using the two-class method when shares are issued that meet the definition of participating securities. The Company’s Series A Preferred Stock is a participating security because these shares contractually entitle their holders to potentially participate in dividends by way of the Special Payment (as defined and further described in Note 14, “Redeemable Preferred Stock”), but do not contractually require their holders to participate in the Company’s losses.
The two-class method is an earnings allocation formula that requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. During the periods when there is a net loss, no amounts of undistributed losses are allocated to the Company’s participating securities.
Basic earnings or loss per common share is computed by dividing net income or loss attributable to common stock by the weighted-average number of common shares outstanding during the period.

Diluted earnings or loss per common share is computed by dividing net income or loss attributable to common stock (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator) using the treasury stock method, the if-converted method, or the two-class method, as applicable. The numerator is adjusted for the effects of changes in income available to common stock that arise from the assumed conversion of dilutive convertible securities. The denominator is adjusted for the effects of dilutive potential common shares outstanding.
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
Valuation of Deferred Tax Assets: The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis.
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
Recently Issued Accounting Pronouncements Not Yet Adopted: Other than those listed below, there were no accounting pronouncements issued during the year ended December 31, 2025, that had or would be expected to have a material impact on the Company’s Consolidated Financial Statements and accompanying notes.
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants—Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), to establish authoritative GAAP guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments define government grants, distinguish between grants related to assets and income, and provide criteria for when grants are recognized. Entities may elect either a deferred income approach or a cost accumulation approach for asset-related grants, while income-related grants are recognized systematically over the periods of related expenses. Additionally, ASU 2025-10 prescribes presentation options and requires disclosures about the nature, terms, and accounting policies for grants. ASU 2025-10 is effective for the Company’s fiscal years beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2025-10 on its financial statements and disclosures.

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
In November 2024, the FASB issued ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which enhances guidance in ASC Topic 470, “Debt,” to improve consistency and relevance in accounting for induced conversions of convertible debt instruments. Specifically, ASU 2024-04 clarifies criteria for when settlements should be treated as induced conversions, requiring that inducement offers preserve the form and amount of consideration issuable under original conversion terms. ASU 2024-04 is effective for the Company’s fiscal years and interim periods within those fiscal years beginning after December 15, 2025, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2024-04 on its financial statements and disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—PUBLIC-PRIVATE PARTNERSHIP WITH U.S. DEPARTMENT OF WAR
On July 9, 2025, the Company entered into the DoW Transaction Agreements, whereby the Company agreed to use its reasonable best efforts to (i) construct the 10X Facility, which will produce sintered NdFeB permanent magnets, (ii) extend HREE refining capability at Mountain Pass to include the separation of samarium oxide, (iii) recommission the chlor-alkali facilities at Mountain Pass and (iv) expand capacity at the Independence Facility to a projected 3,000 MTs of magnets annually. The Company also agreed to use up to $600 million of its existing cash to fund these projects. Additionally, the DoW Transactions consist of a comprehensive, long-term package of commitments from the DoW, including pricing support, a long-term offtake agreement and certain financing arrangements. Key terms include the following:
Pricing & Supply Commitments
Price Protection Agreement: The PPA establishes a price floor for the Company’s NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”), commencing on October 1, 2025, and continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, the Company will have the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) its designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
At the conclusion of each quarter, the Company may elect, at its option, any of the following NdPr Designations (without duplication):
•“Stockpile” represents produced, but not yet sold NdPr Product,
•“Affiliate sales” represents internally sold NdPr Product, such as sales from the Materials segment to the Magnetics segment, or
•“Third party sales” represents externally sold NdPr Product.
On a quarterly basis, the DoW will pay the Company an amount per kilogram (“kg”) equivalent of NdPr Products equal to the shortfall between $110 and the Benchmark Quarterly Average Volume Weighted Price. Once the 10X Facility reaches full production capacity (the “Production Milestone Date”), and the Benchmark Quarterly Average Volume Weighted Price exceeds $110, the Company will pay the DoW 30% of the amount by which the Benchmark Quarterly Average Volume Weighted Price exceeds $110.
For the year ended December 31, 2025, the Company recognized $51.0 million in “Price protection agreement income” within the Company’s Consolidated Statements of Operations, and accrued this amount within the Consolidated Balance Sheets in “Other receivables.” The income pertains primarily to NdPr Product contained in stockpiled concentrate, which remains in “Inventories” within the Consolidated Balance Sheets, and third-party sales of NdPr Product.
DoW Offtake Agreement: The Company entered into a magnet offtake agreement with the DoW (the “DoW Offtake Agreement”), pursuant to which the Company will sell to the DoW the entire amount of magnets produced at the 10X Facility;

provided, however, that at the DoW’s request, or at the Company’s request and with the DoW’s consent, the Company may sell up to 100% of magnet production to other third-party customers. The DoW will acquire the magnets at a price equal to their production costs (as defined in the DoW Offtake Agreement), plus the guaranteed EBITDA discussed below. The DoW Offtake Agreement’s term will continue through 10 years from the date at which the 10X Facility begins operations and is capable of producing any quantity of magnets (the “Commercial Operation Date”). Given the DoW’s right to substantially all of the economic benefits of the 10X Facility and its ability to direct the use of the 10X Facility, the DoW Offtake Agreement contains a lease for the 10X Facility. See Note 11, “Operating Leases,” for additional information.
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
Commencing on the Production Milestone Date, if the Company sells magnets to third-party customers, the DoW will be entitled to receive for each calendar year (i) the first $30 million of EBITDA attributable to the 10X Facility that exceeds the Threshold EBITDA Amount (the “Initial Excess Amount”) and thereafter (ii) 50% of the EBITDA attributable to the 10X Facility that exceeds the Initial Excess Amount.
Under the DoW Offtake Agreement, before the Commercial Operation Date, the Company is entitled to receive reimbursement from the DoW for certain incremental costs incurred by the Company in connection with engineering, development and start-up of the 10X Facility and for designing magnets to the DoW’s specifications (to the extent such costs are not capitalizable as 10X Facility construction costs), with such payments being capped at $30 million in any calendar year. See Note 11, “Operating Leases” for further discussion regarding these costs.
The DoW Transaction Agreements also provide that the DoW will assist the Company in procuring HREE feedstock required for magnet production at the 10X Facility over the duration of the DoW Offtake Agreement. Working capital costs associated with stockpiling or forward purchasing of HREE are also reimbursable by the DoW, with no annual cap, through the Commercial Operation Date.
Financings
Series A Preferred Stock: The Company issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the DoW for cash consideration of $400.0 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of the Company’s common stock at an initial conversion price of $30.03 per share, subject to customary anti-dilution adjustments. See Note 14, “Redeemable Preferred Stock,” for additional details.
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
Commitment Letter for Facility Construction: In connection with the DoW Transaction Agreements, the Company obtained a commitment letter (the “Commitment Letter”) from JPMorgan Chase Funding Inc. and Goldman Sachs Bank USA (along with their affiliates, the “Banks”), pursuant to which the Banks agreed to provide committed secured financing in an amount equal to, in the aggregate, at least $1 billion. The Commitment Letter expired undrawn on its own terms on August 26, 2025, as it was reduced on a dollar-for-dollar basis upon the Offering (as defined in Note 18, “Stockholders’ Equity and Stock-Based Compensation”) and the Company’s execution of the Revolving Credit Facility (as defined in Note 10, “Debt Obligations”). In connection with the issuance of the Commitment Letter, the Company incurred $7.4 million of nonrefundable commitment and structuring fees which were recorded as an expense in “Advanced projects and development” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2025.
Samarium Project Loan: In August 2025, the Company issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”). The Samarium Project Loan was issued for the purpose of the Company extending HREE refining capability at Mountain Pass to include separation of samarium oxide. See Note 10, “Debt Obligations,” for additional details.
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

(in thousands)	Cash Consideration	Non-cash Consideration	Measured Value
Issued Instruments:
Series A Preferred Stock	$299,402	$118,998	$418,400
Warrant	189,058	75,142	264,200
Samarium Project Loan	61,540	24,460	86,000
Total consideration received for Issued Instruments	$550,000	$218,600	$768,600
The PPA Upfront Asset within the Company’s Consolidated Balance Sheets consisted of the following:

	December 31,
(in thousands)	2025	2024
PPA Upfront Asset	$221,102	$—
Less: Accumulated amortization	(11,434)	—
PPA Upfront Asset, net	$209,668	$—
Amortization expense related to the PPA Upfront Asset, which was included in “Depreciation, depletion and amortization” within the Company’s Consolidated Statements of Operations, was $11.4 million for the year ended December 31, 2025. No such amount was recognized for the years ended December 31, 2024, and 2023. The remaining useful life of the PPA Upfront

Asset was 10 years as of December 31, 2025. No impairment charges were recorded during the year ended December 31, 2025. As of December 31, 2025, the carrying amount of the PPA Upfront Asset approximated its fair value.
The following table presents the estimated amortization expense for the PPA Upfront Asset as of December 31, 2025:

(in thousands)
Period:
2026	$43,539
2027	41,142
2028	38,246
2029	32,898
2030	21,498
Thereafter	32,345
Total	$209,668
NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$16,536	$—	$—	$16,536	$1,889	$—	$—	$1,889
Cash equivalents:
Money market funds	748,322	—	—	748,322	164,477	—	—	164,477
U.S. Treasury securities	334,339	59	—	334,398	86,320	17	—	86,337
Commercial paper	48,762	7	—	48,769	29,731	8	—	29,739
Certificates of deposit	17,985	1	—	17,986	—	—	—	—
Total cash equivalents	1,149,408	67	—	1,149,475	280,528	25	—	280,553
Total cash and equivalents	1,165,944	67	—	1,166,011	282,417	25	—	282,442
Short-term investments:
U.S. agency securities	—	—	—	—	2,240	—	—	2,240
U.S. Treasury securities	636,214	367	—	636,581	544,410	222	(12)	544,620
Commercial paper	21,767	4	—	21,771	16,661	6	—	16,667
Certificates of deposit	5,923	—	—	5,923	4,897	2	—	4,899
Total short-term investments	663,904	371	—	664,275	568,208	230	(12)	568,426
Total cash, cash equivalents and short-term investments	$1,829,848	$438	$—	$1,830,286	$850,625	$255	$(12)	$850,868
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the years ended December 31, 2025, 2024 and 2023. None of the available-for-sale investments held as of December 31, 2025, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the years ended December 31, 2025, 2024 and 2023.

The Company’s interest and investment income, which is included in “Other income, net” within the Company’s Consolidated Statements of Operations, was as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Interest and investment income(1)	$52,015	$47,114	$55,637
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of December 31, 2025, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $1,065.4 million.
NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials and supplies, including spare parts	$56,491	$48,400
Mined ore stockpiles	23,795	31,142
Work in process	51,652	14,447
Finished goods	39,622	13,916
Total current inventories	171,560	107,905
Add: Non-current portion(1)	80,539	19,031
Total inventories	$252,099	$126,936
(1)Primarily represents stockpiles of mined ore, bastnaesite concentrate and lanthanum that are not expected to be processed or consumed within the next 12 months. The ore, concentrate and lanthanum amounts were $24.1 million, $31.7 million and $10.5 million as of December 31, 2025, respectively, and $12.3 million, zero and zero as of December 31, 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company determined that the cost of a portion of its inventory exceeded its NRV, resulting in write-downs on certain inventories of $3.0 million, $21.5 million and $2.3 million, respectively, which were included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Consolidated Statements of Operations. The write-downs were largely attributable to elevated carrying costs of the Company’s production of separated products given the respective stages of ramping the midstream operations facilities to normalized production levels.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Land and land improvements	$43,422	$42,789
Buildings and building improvements	101,564	96,961
Machinery and equipment	756,202	662,333
Assets under construction	302,935	202,544
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,642,518	1,443,022
Less: Accumulated depreciation and depletion	(272,701)	(191,526)
Property, plant and equipment, net	$1,369,817	$1,251,496
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $206.4 million, $169.7 million and $280.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, including amounts not yet paid (see Note 23, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 10, “Debt Obligations”). The capitalized expenditures related primarily to buildings and building improvements, machinery, equipment, and assets under construction to support the Company’s Independence

Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 17, “Government Grants”) and chlor-alkali facilities. Capitalized expenditures for the year ended December 31, 2023, also included assets under construction to support the commissioning of the Company’s midstream operations.
The Company’s depreciation and depletion expense, net of amounts capitalized into inventories, was as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense	$69,587	$63,558	$43,998
Depletion expense	$6,724	$13,036	$11,067
The Company recognized $5.5 million of demolition costs for the year ended December 31, 2023, which are included in “Other operating costs and expenses” within the Company’s Consolidated Statements of Operations, incurred in connection with demolishing and removing certain old facilities from the Mountain Pass site that were never used in the Company’s operations. There were no property, plant and equipment impairments recognized for the years ended December 31, 2025, 2024 and 2023. For information on the Company’s asset-based government grants, which impact the carrying amount of the Company’s property, plant and equipment, see Note 17, “Government Grants.”
NOTE 7—EQUITY METHOD INVESTMENT
The Company’s equity method investment balance, which was included in “Other non-current assets” within the Company’s Consolidated Balance Sheets, was zero and $9.1 million, as of December 31, 2025 and 2024, respectively, and pertained to the Company’s 49% equity interest in VREX Holdco Pte. Ltd. (“VREX Holdco”). VREX Holdco wholly owns Vietnam Rare Earth Company Limited (“VREX”), which owns and operates a metal processing plant and related facilities in Vietnam. At the time of the initial investment, the Company determined that VREX Holdco was a variable interest entity, but that the Company was not the primary beneficiary. Consequently, the Company did not consolidate VREX Holdco, and instead, accounted for its investment in VREX Holdco under the equity method of accounting as it had the ability to exercise significant influence, but not control, over VREX Holdco’s operating and financial policies.
In May 2025, the Company sold its 49% interest in VREX Holdco back to VREX Holdco in exchange for a cash payment of $9.7 million. Upon the sale, the Company derecognized its VREX Holdco equity method investment carrying amount and recorded a gain of $1.3 million for the difference between the selling price and the investment’s carrying amount; the gain was included in “Other income, net” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2025. No impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.
The Company’s share of VREX Holdco’s net loss, which was included in “Other income, net” within the Company’s Consolidated Statements of Operations, was not material for the years ended December 31, 2025 and 2024. No such amount was recognized for the year ended December 31, 2023.
NOTE 8—INTANGIBLE ASSETS
The Company’s intangible assets are included in “Other non-current assets” within the Company’s Consolidated Balance Sheets and consisted of the following:

	December 31,
(in thousands)	2025	2024
Intangible assets with definite lives:
Patent and intellectual property license	$8,963	$8,963
Less: Accumulated amortization	(2,788)	(1,593)
Intangible assets, net	$6,175	$7,370
In August 2023, the Company acquired a license to use patented technology, technical know-how, and other intellectual property pertaining to the development and manufacturing of magnetic products. Pursuant to the terms of the agreement to acquire the license, 152,504 shares were issued immediately, and 43,573 shares were issued during both the years ended December 31, 2025 and 2024, corresponding to the first and second anniversaries of the acquisition date, respectively. Furthermore, an additional 43,573 and 152,506 shares are due to be issued on the third and fourth anniversaries of the acquisition date, respectively.

Amortization expense related to intangible assets was $1.2 million, $1.2 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining weighted-average useful life of the Company’s amortizing intangible assets was 5.2 years as of December 31, 2025. No impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.
The following table presents the estimated amortization expense related to intangible assets as of December 31, 2025:

(in thousands)
Period:
2026	$1,195
2027	1,195
2028	1,195
2029	1,195
2030	1,195
Thereafter	200
Total	$6,175
NOTE 9—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates ARO based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of December 31, 2025, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
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
The following is a summary of the Company’s ARO:

	December 31,
(in thousands)	2025	2024
Beginning balance	$7,395	$5,702
Obligations settled	(184)	(184)
Accretion expense	580	429
Obligations incurred	—	159
Revision in estimated cash flows	—	1,289
Ending balance	$7,791	$7,395
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s Consolidated Balance Sheets, were $7.7 million and $7.2 million as of December 31, 2025, and 2024, respectively. The current portions, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s ARO as of December 31, 2025 and 2024, were $51.4 million and $51.6 million, respectively. As of December 31, 2025, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. Other than those discussed above, there were no significant increments or decrements for the years ended December 31, 2025, 2024, and 2023.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. The Company engages environmental consultants to develop remediation plans and the related cost projections, which are used to develop an estimate of future cash payments needed to satisfy the Company’s environmental obligations. As assessments and remediation progress occur, the Company periodically reviews its estimates and records any necessary adjustments in the period in which new information becomes available.
As of December 31, 2025, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.84%. There were no significant changes in the estimated remaining costs for the year ended December 31, 2025.
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
There were no significant changes in the estimated remaining costs for the year ended December 31, 2023.
The total estimated aggregate undiscounted cost of $40.3 million and $39.5 million as of December 31, 2025 and 2024, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost, timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s Consolidated Balance Sheets, were $18.4 million and $18.1 million as of December 31, 2025, and 2024, respectively. The current portions, which are included in “Other current liabilities” within the Company’s Consolidated Balance Sheets, were not material.
As of December 31, 2025, the total environmental costs were as follows (in thousands):

Year ending December 31,
2026	$919
2027	942
2028	965
2029	989
2030	1,014
Thereafter	35,504
Total	40,333
Effect of discounting	(21,019)
Total environmental obligations	$19,314
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of December 31, 2025 and 2024, the Company had financial assurance requirements of $46.2 million and $45.5 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.

NOTE 10—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,499	$(88)	$67,411	$67,699	$(440)	$67,259
Convertible Notes due 2030	862,793	(17,492)	845,301	862,793	(21,323)	841,470
Samarium Project Loan	150,000	(63,971)	86,029	—	—	—
Total long-term debt	$1,080,292	$(81,551)	998,741	$930,492	$(21,763)	908,729
Less: Current portion			(67,411)			—
Total long-term debt, net of current portion			$931,330			$908,729
Revolving Credit Facility
In August 2025, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, $160.0 million of unused letter of credit capacity, and $235.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. The Company was in compliance with the applicable financial covenant contained in the Credit Agreement as of December 31, 2025.
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
The remaining 2026 Notes outstanding mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of December 31, 2025, the 2026 Notes are included in “Current portion of long-term debt” within the Company’s Consolidated Balance Sheets due to the 2026 Notes maturing within one year.
In March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes, of $1,000. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of the Company’s common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, the Company could have elected to settle the 2026 Notes in cash, shares of the Company’s common stock or a combination thereof.
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
Prior to December 1, 2029, at their election, holders of the 2030 Notes may convert their outstanding notes under the following circumstances: (i) during any calendar quarter commencing with the third quarter of 2024 if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Stock Price Condition”); (ii) during the five business day period after any ten consecutive trading day period (the “2030 Notes measurement period”) in which the trading price (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes for each trading day of the 2030 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2030 Notes for redemption, the notes called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events set forth in the indenture governing the 2030 Notes. On or after December 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert their outstanding notes at any time, regardless of the foregoing circumstances.
Commencing the fourth quarter of 2025, the 2030 Notes became convertible at the option of the holders, and will remain convertible through the first quarter of 2026, due to the Stock Price Condition being met. On a quarterly basis, the Company will reassess the Stock Price Condition; thus, the 2030 Notes may continue or cease to be convertible in future quarters depending on the performance of the Company’s stock price. As of December 31, 2025, no conversions had occurred.
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
As a result of the Debt Exchange, the Company recorded a $6.6 million gain on early extinguishment of debt, included within the Company’s Consolidated Statements of Operations for the year ended December 31, 2024; a $13.8 million increase to additional paid-in capital (net of the associated deferred tax impact of $4.0 million), as the 2030 Notes pertaining to this Debt Exchange were issued at a substantial premium; and total debt issuance costs of $4.5 million. For the avoidance of doubt, the 2030 Notes issued as part of the Debt Exchange are not associated with the Capped Call Options.
Samarium Project Loan
As discussed in Note 3, “Public-Private Partnership with U.S. Department of War,” in August 2025, the Company issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037. The Samarium Project Loan bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025.
The Samarium Project Loan was recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments. This resulted in a debt discount of $64.0 million as the Samarium Project Loan bears interest at a rate lower than the market interest rate applicable to the Company at the time the promissory note was issued. See Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs. The debt discount and issuance costs associated with the Samarium Project Loan are amortized to interest expense over the term of the note at an effective interest rate of 12.3%.
The Company may prepay the Samarium Project Loan, in whole or in part, at any time, including all accrued interest, without premium, cost or penalty. The outstanding principal and all accrued and unpaid interest under the Samarium Project Loan become immediately due and payable upon the occurrence of certain conditions, such as payment defaults, as specified in the promissory note to the DoW.
Equipment Notes
In December 2024, the Company and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. During the year ended December 31, 2025, the Company executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of December 31, 2025, the Company had $15.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. The Company’s equipment notes, which are secured by the purchased equipment, have terms of between 4 years and 6 years and fixed interest rates of between 6.7% and 7.4% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 23, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	December 31,
(in thousands)	2025	2024
Equipment notes
Current	$3,904	$2,098
Non-current	20,366	539
	$24,270	$2,637
Interest expense, net
Interest expense, net, including interest costs related to the Convertible Notes, was as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Interest cost on Convertible Notes:
Coupon interest	$26,053	$19,256	$1,725
Amortization of debt issuance costs	4,182	3,901	3,536
Total Convertible Notes interest cost	30,235	23,157	5,261
Samarium Project Loan interest cost	4,376	—	—
Other interest cost	3,046	244	319
Interest capitalized to property, plant and equipment, net	(6,176)	(391)	(326)
Interest expense, net	$31,481	$23,010	$5,254
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The remaining terms of the 2026 Notes and the 2030 Notes were 0.3 years and 4.2 years, respectively, as of December 31, 2025.
As of both December 31, 2025 and 2024, accrued and unpaid interest pertaining to the Convertible Notes was $8.7 million, and is included in “Other current liabilities” within the Company’s Consolidated Balance Sheets.

Debt Maturities
The following is a schedule of debt repayments as of December 31, 2025:

(in thousands)	2026 Notes	2030 Notes	Samarium Project Loan	Equipment Notes
Year ending December 31,
2026	$67,499	$—	$—	$3,904
2027	—	—	—	4,294
2028	—	—	—	4,606
2029	—	—	—	4,782
2030	—	862,793	—	5,096
Thereafter	—	—	150,000	1,588
Total minimum payments	$67,499	$862,793	$150,000	$24,270
As of December 31, 2025, other than the Credit Agreement, none of the agreements governing the Company’s indebtedness contain financial covenants.
NOTE 11—OPERATING LEASES
The Company’s operating leases consist primarily of corporate office space, warehouses, and equipment used in its operations; the Company’s finance leases are not material.
Lease terms on the Company’s operating leases range from approximately one month to eight years. The majority of these leases require fixed monthly lease payments that may be subject to annual increases throughout the lease term. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. Certain leases include renewal options at the election of the Company to extend the lease for an additional one to five years. As of December 31, 2025, the Company was not reasonably certain of exercising any material purchase, renewal, or termination options contained within its lease agreements. No ROU asset impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.
The Company determined that the DoW Offtake Agreement contains an embedded lease of the 10X Facility as a result of the DoW’s (i) right to obtain substantially all of the economic benefits of the 10X Facility and (ii) ability to direct the use of the 10X Facility for magnet production. See Note 3, “Public-Private Partnership with U.S. Department of War,” for more information about the DoW Offtake Agreement.
Under the terms of the DoW Offtake Agreement, certain costs related to the development and commissioning of the 10X Facility incurred prior to the Commercial Operation Date are reimbursable by the DoW. Reimbursements will be initially deferred as a contract liability and subsequently recognized into revenue as the Company fulfills its obligations under the contract. As of December 31, 2025, the contract liability for these reimbursements, which is included within the Consolidated Balance Sheets in non-current “Deferred revenue,” totaled $2.3 million. Furthermore, certain of these development and commissioning costs of the 10X Facility qualify for capitalization as costs to fulfill a contract with a customer. As of December 31, 2025, the Company capitalized $2.3 million of these contract fulfillment costs, which are included within the Consolidated Balance Sheets in “Other non-current assets.” These costs will be expensed following the pattern of revenue recognized from the reimbursements under the contract.
Total operating lease cost included the following components:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in thousands)		2025	2024	2023
Operating lease cost	Primarily Selling, general and administrative	$3,039	$1,916	$1,328
Short-term lease cost	Primarily Cost of sales (excluding depreciation, depletion and amortization) (including related party)	3,670	3,163	2,134
		$6,709	$5,079	$3,462

Information related to our operating lease terms and discount rates was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term	3.6 years	5.7 years
Weighted-average discount rate	6.5%	6.9%
As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
Period:
2026	$3,863
2027	3,851
2028	2,758
2029	1,436
2030	1,227
Total lease payments	13,135
Less: Imputed interest	(1,490)
Total	$11,645
Supplemental disclosure for the Consolidated Balance Sheets related to the Company’s operating leases is as follows:

	Location on Consolidated Balance Sheets	December 31,
(in thousands)		2025	2024
Operating leases:
Right-of-use assets	Other non-current assets	$13,214	$8,680

Operating lease liability, current	Other current liabilities	$3,216	$1,066
Operating lease liability, non-current	Other non-current liabilities	8,429	5,798
Total operating lease liabilities		$11,645	$6,864
NOTE 12—INCOME TAXES
Income tax benefit (expense) consisted of the following:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$1,874	$148	$(178)
State	(367)	—	(135)
Total current	1,507	148	(313)
Deferred:
Federal	30,178	21,883	(11,334)
State	215	5,892	2,879
Total deferred	30,393	27,775	(8,455)
Total income tax benefit (expense)	$31,900	$27,923	$(8,768)

Income (loss) before income taxes, by tax jurisdiction, was as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
United States	$(117,774)	$(93,347)	$33,075
Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following:

	For the year ended December 31,
	2025		2024		2023
(in thousands, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Computed income tax benefit (expense) at the statutory rate	21.0%	$24,733	21.0%	$19,603	21.0%	$(6,946)
Changes resulting from:
State and local income taxes, net of federal (national) income tax effect:
State and local income taxes, net of federal benefits(1)	2.8%	3,302	1.8%	1,700	2.6%	(867)
California Competes Tax Credit, net of federal detriment	0.9%	1,019	1.9%	1,778	(11.3)%	3,753
State valuation allowance, net of federal benefits	(3.9)%	(4,562)	(0.1)%	(50)	4.1%	(1,360)
State rate change, net of federal benefits	0.2%	223	1.5%	1,354	(2.7)%	872
Tax credits:
Section 48C Qualifying Advanced Energy Project Tax Credit	1.6%	1,911	0.2%	148	—%	—
Nontaxable or nondeductible items:
Limitation on officers’ compensation	(3.2)%	(3,735)	(1.9)%	(1,815)	11.0%	(3,640)
Percentage depletion in excess of basis	3.2%	3,761	3.5%	3,284	—%	—
Nondeductible transaction costs	(1.4)%	(1,639)	—%	—	—%	—
Section 45X Advanced Manufacturing Production Credit	3.6%	4,266	3.8%	3,543	(0.1)%	38
Other nontaxable or nondeductible items	(0.3)%	(400)	—%	—	—%	—
Other reconciling items:
Return-to-provision adjustments	1.7%	1,952	(0.2)%	(202)	0.5%	(155)
Excess tax benefits (expense) on stock-based compensation	0.8%	927	(1.4)%	(1,312)	0.6%	(190)
Other, net	0.1%	142	(0.2)%	(108)	0.8%	(273)
Total effective tax rate and income tax benefit (expense)	27.1%	$31,900	29.9%	$27,923	26.5%	$(8,768)
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Asset retirement and environmental obligations	$6,585	$6,442
Net operating losses	89,408	70,593
Inventories	4,436	1,828
Stock-based compensation	7,979	5,958
Lease liabilities	2,991	1,852
Credits	15,491	11,119
Capped call options	8,095	9,846
Deferred investment tax credit liability	6,139	5,805
Deferred revenue	8,226	—
Other	2,710	3,052
Gross deferred tax assets	152,060	116,495
Less: Valuation allowance	(6,318)	(1,756)
Net deferred tax assets	145,742	114,739

Deferred tax liabilities:
Property, plant and equipment	(101,101)	(103,133)
ROU assets	(3,366)	(2,335)
Mineral rights	(89,025)	(92,533)
Other	(3,808)	(2,047)
Total deferred tax liabilities	(197,300)	(200,048)
Non-current deferred tax liabilities, net	$(51,558)	$(85,309)
California Competes Tax Credit
In October 2021, the Company was awarded a $14.8 million California Competes Tax Credit (“CCTC”) available to offset its California state income tax liability with varying amounts allocated to each year within a five-year period, which ended with the 2025 tax year. During each such year, the Company achieved all the specified milestones, which related to employees hired in California, the annual wage of these employees, and capital investments made by the Company within the state. Each year’s credit may be “clawed back” if the milestones are not continually met for a three-year period following the year of achievement. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a credit of $1.3 million, $2.3 million, and $4.8 million, respectively. Of the total CCTC recorded, $5.8 million remains available for the Company to use in future tax years.
Section 48C Qualifying Advanced Energy Project Tax Credit
In March 2024, the Company was awarded a $58.5 million Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) to advance the construction of the Independence Facility (the “48C Project”). The 48C Credit is an investment tax credit equal to 30% of qualified investments for certified projects that meet prevailing wage and apprenticeship requirements. The 48C Credit is not eligible for direct pay (i.e., it is nonrefundable); however, it is transferable to an unrelated taxpayer at a negotiated rate. The 48C Project was certified by the Department of Energy on September 2, 2025, and all eligible assets must be placed into service within two years of this date. During the years ended December 31, 2025 and 2024, the Company placed into service eligible assets and recorded 48C Credits of $3.4 million and $27.8 million, respectively.
The Company initially deferred the 48C Credits and will recognize them as a reduction to income tax expense (or an increase to income tax benefit) on a straight-line basis over the remaining estimated useful life of associated long-lived assets. As of December 31, 2025, the Company’s current and non-current deferred investment tax credit liabilities were $2.4 million and $26.9 million, respectively. As of December 31, 2024, the Company’s current and non-current deferred investment tax credit liabilities were $2.1 million and $25.5 million, respectively. The current and non-current amounts are included in “Other current liabilities,” and “Deferred investment tax credit,” respectively, within the Company’s Consolidated Balance Sheets.
Other Tax Matters
As of December 31, 2025 and 2024, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of $390.7 million and $316.1 million, respectively, and $106.6 million and $60.4 million, respectively, for state income tax purposes. The federal NOL may be carried forward indefinitely. Of the total state NOL, $105.6 million will expire in 2044 and 2045, if unused, and $1.0 million may be carried forward indefinitely. As of December 31, 2025, the Company also had tax credit carryforwards of $17.2 million, of which $5.8 million and $9.2 million will begin to expire in 2029 and 2044, respectively, if unused, and $2.2 million may be carried forward indefinitely. As of December 31, 2025, the Company considered positive and negative evidence to determine the need for a valuation allowance to offset its deferred tax assets. During 2025, the Company recorded a full valuation allowance on CCTC and maintained its valuation allowance on California alternative minimum tax credits carried forward from prior years. All other deferred tax assets will be realized through future taxable temporary differences, principally resulting from the deferred tax liabilities on Property, plant and equipment and Mineral rights.
The Company evaluated its tax positions for the years ended December 31, 2025, 2024 and 2023, and determined there were no uncertain tax positions requiring recognition in the Consolidated Financial Statements. The tax years from 2022 onward remain open to examination by the taxing jurisdictions to which the Company is subject.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, provides several tax incentives to promote clean energy adoption for tax years beginning after December 31, 2022. Specifically, the Section 45X Advanced Manufacturing Production Credit (the “45X Credit”) provides a credit equal to 10% of eligible “production costs incurred” with respect to the production and sale of critical minerals, including NdPr oxide. For more information on the 45X Credit, see Note 17, “Government Grants.”
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, the OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. Additionally, the OBBBA established a phase-out for applicable critical minerals starting after December 31, 2030, with credits reduced to 75% in 2031, 50% in 2032, 25% in 2033, and eliminated after December 31, 2033. The enactment of the tax reform provisions did not have a material impact on our Consolidated Financial Statements.
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
The Company is currently in a dispute with a general contractor for a construction project, which is in binding arbitration. While the Company disputes that it owes any monies (and believes it has a valid claim against the contractor) in connection with this construction project, at present, the Company has accrued an estimate of the potential loss, which is included in “Accrued construction costs” within “Accrued liabilities” in the Company’s Consolidated Balance Sheets. If an unfavorable outcome were to occur in the binding arbitration, it is possible that the impact could be material to the Company’s Consolidated Financial Statements in the period in which the contingency is resolved.
NOTE 14—REDEEMABLE PREFERRED STOCK
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
The Series A Preferred Stock was initially recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments, of $413.6 million, net of allocated issuance costs of $4.8 million (see Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs). As of December 31, 2025, the carrying amount of the Company’s Series A Preferred Stock, net of issuance costs, was $413.6 million. The Company did not adjust the carrying amount of the Series A Preferred Stock to the current redemption value as a deemed liquidation event was not probable as of December 31, 2025. Subsequent adjustments to increase or decrease the carrying amount to the ultimate redemption value will be made only if a deemed liquidation event (i) has occurred or (ii) becomes probable of occurring in the future.
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
Redemption: Redemption is contingent upon certain insolvency events, including a deemed liquidation event, or upon certain reorganization events (e.g., share exchange, recapitalization, consolidation, or merger). The Series A Preferred Stock is classified as redeemable preferred stock (i.e., temporary equity) within the Company’s Consolidated Balance Sheets due to redemption rights for a deemed liquidation event that, in certain circumstances, is not solely within the Company’s control.
Liquidation Rights: In the event of a voluntary or involuntary liquidation (e.g., a deemed liquidation event), holders of the Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of the Company’s common stock. The liquidation preference payable in cash or other assets equals the greater of (i) the Accumulated Stated Value plus accrued and unpaid dividends (the “Liquidation Floor”) and (ii) the amount the holders of the Series A Preferred Stock would have received had all the Series A Preferred Stock been converted into common stock at the then-current conversion price immediately prior to such liquidation event. As of December 31, 2025 and 2024, the aggregate minimum liquidation preference (i.e., the Liquidation Floor) was $413.5 million and zero, respectively.
NOTE 15—SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company’s other receivables consisted of the following:

	December 31,
(in thousands)	2025	2024
PPA income receivable	$51,016	$—
Government grant receivable	41,980	19,799
Apple prepayment receivable	32,000	—
DoW reimbursement receivable	2,328	—
Other receivables	3,714	800
Other receivables	$131,038	$20,599

The Company’s accrued liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued payroll and related	$21,896	$17,370
Accrued construction costs	60,289	36,016
Accrued taxes	2,105	4,039
Other accrued liabilities	10,796	7,302
Accrued liabilities	$95,086	$64,727
NOTE 16—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Revenue category by segment
Materials segment
Rare earth concentrate	$41,992	$144,363	$252,468
NdPr oxide and metal	115,131	57,762	695
Other revenue	3,246	1,730	282
Total Materials segment revenue	160,369	203,855	253,445
Magnetics segment
Magnetic precursor products	66,861	—	—
Intersegment eliminations(1)	(2,789)	—	—
Total revenue	$224,441	$203,855	$253,445
(1)Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.
Rare earth concentrate revenue was primarily generated from sales to Shenghe under the applicable offtake agreements (see Note 21, “Related-Party Transactions” for additional information). The sales price of rare earth concentrate sold to Shenghe under the applicable agreements was based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT and estimated exchange rate between the Chinese yuan and the U.S. dollar, with an adjustment for the ultimate market price of the product realized by Shenghe upon sales to their customers, including the impact of changes in the exchange rate between the Chinese yuan and the U.S. dollar.
NdPr oxide and metal revenue was generated from individual sales agreements as well as sales made under the Company’s distribution agreement with Sumitomo Corporation of Americas.
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM. During the year ended December 31, 2025, the Company recognized $66.9 million of revenue under a bill-and-hold arrangement, under which control of the product transfers to the customer, but the product remains in the physical possession of the Company. The performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to GM. There were no bill-and-hold transactions during the years ended December 31, 2024 and 2023.
Contract Balances: The following table summarizes the activity of the Company’s deferred revenue:

	For the year ended December 31,
(in thousands)	2025	2024
Beginning balance(1)	$100,000	$—
Additions to deferred revenue	125,051	100,000
Revenue recognized during the period(2)	(66,861)	—
Ending balance(1)	$158,190	$100,000

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) All the revenue recognized during the year ended December 31, 2025, was included in the beginning deferred revenue balance.
Pursuant to the long-term agreement with GM, GM prepaid the Company $50.0 million in April 2025 and $100.0 million during the year ended December 31, 2024, for magnetic precursor products. The $50.0 million received in April 2025 was the final prepayment for magnetic precursor products.
As of December 31, 2025, the Company classified $74.3 million of the $83.1 million total remaining prepayment from GM as current deferred revenue and $8.8 million as non-current deferred revenue within its Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied. The Company currently estimates that the performance obligations associated with the current deferred revenue from GM will be satisfied within one year after December 31, 2025, and between approximately one and two years after the same date for the non-current deferred revenue from GM. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon various operational decisions that could impact the production levels of NdPr metal at the Independence Facility.
In July 2025, the Company entered into a definitive, long-term supply agreement with Apple for the development, manufacture, and supply of magnets from the Company’s Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets from the Company.
Pursuant to the supply agreement with Apple, Apple made an initial prepayment to the Company of $40.0 million in September 2025. In December 2025, the Company became entitled to an additional $32.0 million, resulting in a receivable recorded in “Other receivables” within the Company’s Consolidated Balance Sheets as of December 31, 2025. During the year ended December 31, 2025, the Company had not yet recognized any revenue under this arrangement. As of December 31, 2025, the Company classified the $72.0 million from Apple as non-current deferred revenue within its Consolidated Balance Sheets based on the Company’s expected satisfaction of the associated performance obligations beginning no earlier than 2027.
NOTE 17—GOVERNMENT GRANTS
Asset-Based Grants: In February 2022, the Company was awarded a $35.0 million contract by the DoW Office of Industrial Base Analysis and Sustainment to design and build a facility to process HREE at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). The Company must utilize the funds to acquire property and equipment that will contribute to commercial-scale production of separated HREE at Mountain Pass. The Company will be paid fixed amounts upon the completion of certain project milestones. In exchange for these funds, the DoW will have certain rights to technical data following the completion of the project. The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the years ended December 31, 2025 and 2023, the Company received $24.2 million and $2.8 million, respectively, from the DoW under the HREE Production Project Agreement, which reduced the carrying amount of assets under construction. No such funds were received from the DoW during the year ended December 31, 2024.
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
The current portion of the government grant receivable balance, which is included in “Other receivables” within the Company’s Consolidated Balance Sheets, was $42.0 million and $19.8 million as of December 31, 2025 and 2024, respectively. These balances reflect the cost of sales for tax purposes of critical minerals, specifically NdPr oxide and metal (of which NdPr oxide is a constituent element), including tax depreciation on such assets, reflective of bonus tax treatment, as applicable. Additionally, the receivable balance as of December 31, 2025, includes $19.8 million of 45X Credit claimed on the Company’s 2024 federal tax return, which has not yet been received. The Company received $19.4 million, related to the 45X Credit claimed on its 2023 federal tax return, during the year ended December 31, 2024.
The deferred government grant balance as of December 31, 2025 and 2024, related primarily to the inclusion of tax depreciation on assets that support production of critical minerals, reflective of bonus tax treatment, as applicable. The deferred government grant is recognized as a reduction of depreciation expense on a straight-line basis over the remaining estimated useful life of the underlying long-lived assets. The current portion of deferred government grant, which is included in “Other current liabilities” within the Company’s Consolidated Balance Sheets, was $2.4 million and $2.0 million as of December 31, 2025 and 2024, respectively.
The benefits (reduction of expenses) recognized in the Company’s Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$15,046	$12,199	$42
Selling, general and administrative	$2,858	$2,757	$—
Depreciation, depletion and amortization	$2,408	$1,916	$141
NOTE 18—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock and Preferred Stock
The Company’s certificate of incorporation authorizes it to issue up to 500,000,000 shares, consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As discussed in Note 14, “Redeemable Preferred Stock,” on July 10, 2025, the Board of Directors for the Company authorized the designation of 400,000 shares of Series A Preferred Stock each with a stated value of $1,000 from the Company’s existing 50,000,000 authorized but unissued shares of preferred stock.
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

Warrant
As discussed in Note 3, “Public-Private Partnership with U.S. Department of War,” on July 10, 2025, the Company issued the Warrant to the DoW, exercisable at any time, in whole or in part, in cash or in net share settlement at the DoW’s option, for a period of ten years prior to its expiration on July 10, 2035, for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share. The strike price of $30.03 is subject to customary anti-dilution adjustments. The Warrant was classified as an equity instrument included in “Additional paid-in capital” within the Company’s Consolidated Balance Sheets and was initially recorded at its allocated fair value, based on its relative fair value to the other Issued Instruments, of $261.2 million, net of allocated issuance costs of $3.0 million (see Note 3, “Public-Private Partnership with U.S. Department of War,” for additional information regarding the allocation of consideration and issuance costs). As of December 31, 2025, no shares of common stock had been issued pursuant to the exercise of the Warrant.
Treasury Stock
In March 2024, the Company’s Board of Directors approved a share repurchase program (the “Program”) effective for one year under which the Company became authorized to repurchase up to an aggregate amount of $300.0 million of the Company’s outstanding common stock. In August 2024, the Company’s Board of Directors approved a $300.0 million increase to the Program, bringing the total authorized amount to $600.0 million. The authorization did not require the purchase of any minimum number of shares. On July 11, 2025, pursuant to the terms of the DoW Transaction Agreements, the Company terminated the Program.
During the year ended December 31, 2024, the Company repurchased 15.2 million shares of its common stock at an aggregate cost of $225.1 million. Of the number of shares repurchased, 12.3 million were repurchased in March 2024 contemporaneously with the 2030 Notes offering using $191.6 million of the net proceeds from such offering. The shares repurchased in connection with the 2030 Notes offering were privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes or its affiliate at a price of $15.53 per share, which was equal to the closing price per share of common stock on the date of such transactions. No shares were repurchased during the year ended December 31, 2025.
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
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of either or a combination of market- or performance-based goals. As of December 31, 2025, the Company has not issued any stock options or SARs.
Pursuant to the 2020 Incentive Plan, 9,653,671 shares of common stock were initially available for issuance. The number of shares of common stock available under the 2020 Incentive Plan may be increased annually on the first day of each calendar year, beginning with the year ended December 31, 2021, and continuing until (and including) the year ending December 31, 2030, with such annual increase equal to the lesser of (i) 2% of the number of shares of stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. The number of shares of common stock that remain available for future grants under the 2020 Incentive Plan shall be reduced by the sum of the aggregate number of shares of common stock that become subject to outstanding options, outstanding free-standing SARs, outstanding Stock Awards, and outstanding performance awards denominated in shares of common stock, other than substitute awards. As of December 31, 2025, there were 4,150,457 shares available for future grants under the 2020 Incentive Plan.
In November 2025, the Board of Directors approved and authorized annual increases to the shares of common stock available for issuance under the 2020 Incentive Plan equal to 2% of the Company’s outstanding common stock as of December 31st of the immediately preceding year, with the first increase effective January 1, 2026, and continuing annually through the year ending December 31, 2030.

Market-Based PSUs: In February 2023, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2023 Performance Share Plan”), pursuant to which, for the year ended December 31, 2023, the Company granted 62,709 of market-based performance stock units (“market-based PSUs”) at target. Additionally, in January 2024, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted another performance share plan (the “2024 Performance Share Plan”), pursuant to which, for the year ended December 31, 2024, the Company granted 177,766 of market-based PSUs.
All market-based PSUs granted cliff vest after a requisite performance and service period of three years. The market-based PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 400 Index and the S&P 400 Materials Group over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
In January 2026, upon approval by the Compensation Committee of the Company’s Board of Directors, the market-based PSUs granted pursuant to the 2023 Performance Share Plan cliff vested after their requisite performance period and were earned at 200% of the number of awards granted based on the achieved TSR.
Performance-Based PSUs: In March 2025, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2025 Performance Share Plan”). Pursuant to the 2025 Performance Share Plan, during the year ended December 31, 2025, the Company granted 235,533 of performance-based PSUs at target, all of which cliff vest after a requisite performance period of three years. The performance-based PSUs have a requisite service period of approximately three years and have the potential to be earned in 50% increments between 0% and 200% of the number of granted awards depending on the achievement of the performance conditions. The fair value of these performance-based PSUs was determined using the Company’s stock price on the grant date.
In October 2025, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors approved an additional grant of performance-based PSUs, pursuant to which, during the year ended December 31, 2025, the Company granted 400,382 of performance-based PSUs at target, all of which cliff vest after a requisite performance period of three, four, or five years. The performance-based PSUs have a requisite service period of approximately three, four, or five years and have the potential to be earned between 0% and 100% of the number of granted awards depending on the achievement of the performance conditions. The fair value of these performance-based PSUs was determined using the Company’s stock price on the grant date.
The weighted-average grant date fair value of the Company’s performance awards granted during the years ended December 31, 2025, 2024 and 2023 was $62.20, $26.09 and $50.40, respectively.
The following table contains information on the Company’s performance awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2025	240,475	$32.43
Granted	757,748	$62.20
Vested	(3,189)	$27.23
Forfeited	—	$—
Nonvested as of December 31, 2025	995,034	$55.11
As of December 31, 2025, the unamortized compensation cost not yet recognized related to performance awards totaled $48.1 million and the weighted-average period over which the costs are expected to be recognized was 3.3 years.
Stock Awards: The Company granted 1,118,518, 737,835 and 805,322 RSUs to employees during the years ended December 31, 2025, 2024, and 2023, respectively, which, with the exception of 189,670, 130,956 and 67,700 RSUs granted during the years ended December 31, 2025, 2024 and 2023, respectively, that vested immediately, vest ratably in equal installments over the requisite service period of 4 years.
Additionally, the Company granted 35,884, 71,148 and 48,177 RSUs to non-employee directors during the years ended December 31, 2025, 2024, and 2023, respectively, of which, 6,142, 15,252 and 10,691 vested immediately into tax-deferred stock units (“DSUs”) during the years ended December 31, 2025, 2024 and 2023, respectively. The remaining RSUs granted vest into DSUs upon the earlier of one year after the grant date and the next annual stockholder meeting. The DSUs are settled as shares of common stock of the Company upon the earlier of (i) June 15th of the fifth year after grant, (ii) a change in control of the Company, or (iii) the director’s separation from the Company’s Board of Directors, unless the director elects to defer settlement until retirement.
The grant date fair value of the Company’s Stock Awards is based on the closing stock price of the Company’s shares of common stock on the date of grant. The weighted-average grant date fair value of Stock Awards granted during the years ended December 31, 2025, 2024 and 2023 was $30.19, $16.27 and $24.13, respectively.
The following table contains information on the Company’s Stock Awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of January 1, 2025	1,518,929	$24.71
Granted	1,154,402	$30.19
Vested	(847,618)	$28.63
Forfeited	(121,590)	$21.61
Nonvested as of December 31, 2025	1,704,123	$26.69
As of December 31, 2025, the unamortized compensation cost not yet recognized related to Stock Awards totaled $23.3 million and the weighted-average period over which the costs are expected to be recognized was 2.0 years. The total fair value of Stock Awards that vested during the years ended December 31, 2025, 2024 and 2023, was $29.3 million, $23.6 million and $20.7 million, respectively.
The Company’s stock-based compensation and related income tax benefit were recorded as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Cost of sales (excluding depreciation, depletion and amortization)(including related party)	$6,914	$3,311	$3,932
Selling, general and administrative	22,197	19,074	20,508
Start-up costs	871	381	723
Advanced projects and development	181	417	73
Total stock-based compensation expense	$30,163	$23,183	$25,236

Stock-based compensation capitalized to property, plant and equipment, net	$4,628	$1,573	$1,868
Income tax benefit for stock-based compensation arrangements	$6,595	$4,454	$—
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

Level 2:
Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability and model-based valuation techniques (e.g., the Black-Scholes model) for which all significant inputs are observable in active markets;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate. The fair value of the Company’s accounts receivable, accounts payable, and accrued liabilities approximates their respective carrying amounts because of the immediate or short-term maturity of these financial instruments.
Cash, Cash Equivalents and Restricted Cash
The fair value of the Company’s cash, cash equivalents and restricted cash is classified within Level 1 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets approximate the fair value of cash, cash equivalents and restricted cash due to the short-term nature of these assets.
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

Valuation Assumptions:	December 31, 2025
Expected volatility	79.6%
Risk-free interest rate	3.7%
Discount rate	7.7%
Dividend yield	—%
Term to maturity	4.2 years
Stock price	$50.52
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

The Company’s financial instrument assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,166,011	$1,166,011	$1,166,011	$—	$—
Short-term investments	$664,275	$664,275	$664,275	$—	$—
Restricted cash	$1,348	$1,348	$1,348	$—	$—
Derivative instrument	$8,708	$8,708	$—	$—	$8,708
Financial liabilities:
2026 Notes	$67,411	$82,449	$82,449	$—	$—
2030 Notes	$845,301	$2,172,782	$2,172,782	$—	$—
Samarium Project Loan	$86,029	$98,081	$—	$98,081	$—
Equipment notes	$24,270	$25,339	$—	$25,339	$—

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,442	$282,442	$282,442	$—	$—
Short-term investments	$568,426	$568,426	$568,426	$—	$—
Restricted cash	$1,161	$1,161	$1,161	$—	$—
Financial liabilities:
2026 Notes	$67,259	$63,528	$63,528	$—	$—
2030 Notes	$841,470	$902,395	$902,395	$—	$—
Equipment notes	$2,637	$2,596	$—	$2,596	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

(in thousands)	Derivative Instrument
Balance as of January 1, 2025	$—
Included in earnings(1)	8,708
Balance as of December 31, 2025	$8,708
(1)The gain is included in “Other income, net” within the Company’s Consolidated Statements of Operations.

NOTE 20—EARNINGS (LOSS) PER SHARE
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings or loss per common share to the weighted-average common shares outstanding used in the calculation of diluted earnings or loss per common share:

	For the year ended December 31,
	2025	2024	2023
Weighted-average shares outstanding, basic	170,126,753	166,840,611	177,181,661
Assumed conversion of 2026 Notes	—	3,042,029	—
Assumed conversion of restricted stock	—	—	609,326
Assumed conversion of RSUs	—	—	361,225
Weighted-average shares outstanding, diluted	170,126,753	169,882,640	178,152,212
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted earnings or loss per common share because to do so would have been antidilutive:

	For the year ended December 31,
	2025	2024	2023
2026 Notes	—	—	15,584,409
2030 Notes	39,683,215	39,683,215	—
Series A Preferred Stock	13,320,013	—	—
Warrant	11,201,659	—	—
RSUs	1,704,123	1,518,929	3,184
PSUs	552,589	—	—
Total	66,461,599	41,202,144	15,587,593
The following table presents the calculation of basic and diluted earnings or loss per common share:

	For the year ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Calculation of basic earnings (loss) per common share:
Net income (loss) attributable to common stockholders	$(85,874)	$(65,424)	$24,307
Weighted-average shares outstanding, basic	170,126,753	166,840,611	177,181,661
Basic earnings (loss) per common share	$(0.50)	$(0.39)	$0.14

Calculation of diluted earnings (loss) per common share:
Net income (loss) attributable to common stockholders	$(85,874)	$(65,424)	$24,307
Interest expense, net of tax(1):
2026 Notes	—	743	—
Gain on early extinguishment of debt(1)(2)	—	(32,426)	—
Diluted income (loss) attributable to common stockholders	$(85,874)	$(97,107)	$24,307
Weighted-average shares outstanding, diluted	170,126,753	169,882,640	178,152,212
Diluted earnings (loss) per common share	$(0.50)	$(0.57)	$0.14
(1)The year ended December 31, 2024, was tax-effected at a rate of 29.9%.
(2)Pertains to the 2026 Notes, a portion of which were repurchased during the year ended December 31, 2024.
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into the Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Company has not exercised any of the Capped Call Options as of December 31, 2025.

As discussed in Note 10, “Debt Obligations,” in March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings or loss per common share. The amount of the 2026 Notes settled in shares of common stock will have a dilutive impact on diluted earnings or loss per common share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially approximately $44.28 per share of common stock.
NOTE 21—RELATED-PARTY TRANSACTIONS
Offtake Agreements: In 2024, the Company entered into an offtake agreement with Shenghe Resources (Singapore) International Trading Pte. Ltd. (“Shenghe”), a majority-owned subsidiary of Leshan Shenghe Rare Earth Co., Ltd. whose ultimate parent is Shenghe Resources Holding Co., Ltd., a leading global rare earth company listed on the Shanghai Stock Exchange (the “Shenghe Offtake Agreement”), that replaced and extended the then-existing offtake agreement with Shenghe.
Pursuant to the Shenghe Offtake Agreement, and subject to certain exclusions, Shenghe was obligated to purchase on a “take or pay” basis the rare earth concentrate produced by the Company as the exclusive distributor in China, with certain exceptions for the Company’s direct sales globally. In addition, at the discretion of the Company, Shenghe was required to purchase on a “take or pay” basis certain non-concentrate rare earth products, although the Company may have sold all non-concentrate rare earth products in its sole discretion to customers or end users in any jurisdiction. For a discussion on sales price, see Note 16, “Revenue Recognition.”
The initial term of the Shenghe Offtake Agreement was two years, with the option for the Company to extend the term for an additional one-year period. In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all sales of its products to China and did not extend the term of the Shenghe Offtake Agreement when it expired in January 2026.
Starting in the fourth quarter of 2025, Shenghe was no longer considered a related party of the Company.
Revenue and Cost of Sales: The Company’s related-party revenue and cost of sales were as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Revenue:
Rare earth concentrate	$41,992	$143,586	$242,516
NdPr oxide and metal	$9,315	$14,452	$—
Cost of sales (excluding depreciation, depletion and amortization)	$31,461	$109,549	$89,260
Purchases of Materials and Supplies: The Company purchases certain reagent products (generally produced by an unrelated third-party manufacturer) used in the flotation process, as well as other materials from Shenghe in the ordinary course of business. For the years ended December 31, 2025, 2024 and 2023, during the period when Shenghe was considered a related party, these purchases totaled $19.7 million, $4.8 million and $8.3 million, respectively.
Accounts Receivable: As of December 31, 2025, there were no accounts receivable from related parties. As of December 31, 2024, $14.9 million of the trade accounts receivable as stated within the Company’s Consolidated Balance Sheets were receivable from and pertained to sales made to Shenghe in the ordinary course of business.
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

NOTE 22—SEGMENT REPORTING
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
The Materials segment operates Mountain Pass, which produces rare earth products. The Materials segment currently generates revenue primarily from sales of NdPr oxide and metal, principally sold to customers in Japan, South Korea, and broader Asia. The Materials segment historically also generated revenue from sales of rare earth concentrate, which was primarily sold for further distribution to a single customer in China.
The Magnetics segment operates the Independence Facility, where the Company produces and sells magnetic precursor products and, beginning in December 2025, commenced manufacturing of NdFeB permanent magnets. The first sales of magnetic precursor products, including NdPr metal, were made to GM and began in the first quarter of 2025.
As part of the DoW Transaction Agreements, the Company has undertaken strategic initiatives and commitments that impact its segment operations. For the Materials segment, the PPA will provide a $110 per kg price floor for NdPr Products for ten years, mitigating the risks of commodity price fluctuations associated with NdPr; the DoW Transaction Agreements also support the Company’s efforts to accelerate and extend its HREE refining capability at Mountain Pass. For the Magnetics segment, the Company committed to expand capacity at the Independence Facility and to construct the 10X Facility, while the DoW committed to purchase the entire quantity of magnets produced by the Company at the 10X Facility under the DoW Offtake Agreement. See Note 3, “Public-Private Partnership with U.S. Department of War,” for additional details.
The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. This measure enables the CODM to evaluate operational efficiency and segment performance by comparing current results to historical data, while also monitoring variances between actual results and forecasts to inform decisions on capital, personnel and other resource allocations across segments. Segment Adjusted EBITDA is calculated as segment revenues and price protection agreement income less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated income or loss before income taxes for the years ended December 31, 2025, 2024 and 2023, is included in the tables below.
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
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments. The Company does not have any material long-lived assets located outside of the U.S. For all of the periods presented below, the Company’s revenues were derived from U.S.-domiciled operations.

The following tables present the Company’s reportable segment information:

	For the year ended December 31, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$157,580	$66,861	$224,441
Intersegment revenues(1)	2,789	—	2,789
	160,369	66,861	227,230
Elimination of intersegment revenues(1)			(2,789)
Total consolidated revenues			$224,441
Price protection agreement income	51,016	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	159,466	28,904
Selling, general and administrative (excluding stock-based compensation expense)(3)	33,073	11,105
Other segment items(4)	2,028	403
Segment Adjusted EBITDA	$16,818	$26,449	43,267
Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(31,912)
Elimination of intersegment Adjusted EBITDA(1)			64
Depreciation, depletion and amortization			(89,267)
Interest expense, net			(31,481)
Stock-based compensation expense			(30,007)
Initial start-up costs			(3,339)
Transaction-related and other costs(6)			(35,965)
Accretion of asset retirement and environmental obligations			(1,490)
Loss on environmental obligation			(259)
Loss on disposals of long-lived assets, net			(466)
Other income, net			63,081
Loss before income taxes			$(117,774)

Segment capital expenditures	$92,249	$79,772	$172,021
Other capital expenditures(7)			354
Total capital expenditures for the year ended December 31, 2025			$172,375
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $6.9 million for the year ended December 31, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in Corporate expenses and other in the table above. As disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2025, was $22.2 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(4)Principally relates to expenses included in “Advanced projects and development” within the Company’s Consolidated Statements of Operations.
(5)Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and unallocated shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated loss before income taxes.
(6)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including $12.7 million of costs incurred in association with the DoW transactions, $11.9 million of costs associated with a construction-related litigation matter and $7.4 million of costs incurred to secure financing.
(7)Includes amounts not allocated to the reportable segments (primarily related to corporate).

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
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $3.3 million for the year ended December 31, 2024. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 18, “Stockholders’ Equity and Stock-Based Compensation,” was $3.9 million for the year ended December 31, 2023. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$23,097	$12,127	$2,059
Cash payments (refunds) related to income taxes, net - federal(1)	$(23,460)	$—	$22,170
Cash payments (refunds) related to income taxes, net - state	$138	$870	$(2,065)
Change in construction payables and accrued construction costs	$34,060	$(16,692)	$18,086
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$27,029	$—	$—
Operating right-of-use assets obtained in exchange for lease liabilities	$6,917	$36	$7,690
Issuance of Series A Preferred Stock in exchange for PPA Upfront Asset	$118,998	$—	$—
Issuance of Warrant in exchange for PPA Upfront Asset	$75,142	$—	$—
Issuance of Samarium Project Loan in exchange for PPA Upfront Asset	$24,460	$—	$—
Excise tax obligation related to repurchases of common stock	$—	$1,979	$—
Increase in estimates of asset retirement costs	$—	$1,289	$—
2026 Notes retired in Debt Exchange	$—	$142,301	$—
2030 Notes issued in Debt Exchange	$—	$115,293	$—
Common stock issued in exchange for financial advisory services	$—	$3,737	$—
Common stock issued to acquire intangible asset	$—	$—	$8,963
(1)The year ended December 31, 2024, excludes the receipt of $19.4 million related to the 45X Credit claimed on the Company’s 2023 federal tax return, as the 45X Credit is not within the scope of ASC 740. See Note 17, “Government Grants,” for additional information.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control— Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:

On December 16, 2025, Ryan Corbett, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 76,000 shares of the Company’s common stock, subject to certain conditions, from March 17, 2026, through October 30, 2026.
On November 20, 2025, Elliot Hoops, the Company’s General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 107,486 shares of the Company’s common stock, subject to certain conditions, from March 16, 2026, through March 31, 2027.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
The Company has adopted an insider trading policy that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us, and governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is attached as Exhibit 19.1 to this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.3
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

4.4
Indenture, dated as of March 7, 2024, by and between MP Materials Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

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

Ex. No.	Description
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

10.14†
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

10.18†
Form of MP Materials Corp. 2020 Stock Incentive Plan Restricted Stock Unit Award Agreement with Performance Conditions (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).

10.19+++
Offtake Agreement, dated as of March 4, 2022, between MP Mine Operations LLC and Shenghe Resources (Singapore) International Trading PTE LTD. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.20+++
Offtake Agreement between MP Mine Operations LLC, MP International Sales LLC and Shenghe Resources (Singapore) International Trading PTE. LTD. dated January 16, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024).

10.21†	MP Materials Corp. 2021 Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.22	Form of Capped Call Confirmation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024).

10.23++
Transaction Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.24
Subscription Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.25
Form of Warrant to be issued by MP Materials Corp. to the United States Department of Defense (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.26
Form of Registration Rights Agreement between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.27
Offtake Agreement, dated as of July 9, 2025, between MP 10X Development, LLC and the United States Department of Defense (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

Ex. No.	Description
10.28++
Price Protection Agreement, dated as of July 9, 2025, between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.29
Form of Promissory Note between MP Materials Corp. and the United States Department of Defense (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

10.30
Credit Agreement, dated as of August 25, 2025, by and among MP Materials Corp., as the parent borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the lenders and L/C issuers party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2025).

10.31+++
Aircraft Operating Lease Agreement, dated November 13, 2024, effective as of January 1, 2025, by and between MP Materials Corp. and 2022 AR545 Statutory Trust (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.32+++
Time-Sharing Agreement, dated November 13, 2024, effective as of January 1, 2025, by and between MP Materials Corp. and James H. Litinsky (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

19.1	MP Materials Corp. Insider Trading Policy (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of SRK Consulting (U.S.), Inc.

23.3*	Consent of Adamas Intelligence Inc.

23.4*	Consent of SGS North America, Inc.

24.1*	Power of Attorney (included as part of signature page).

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

96.1*	Technical Report Summary of SRK Consulting (U.S.), Inc. prepared for MP Materials Corp. and issued effective as of October 1, 2025.

97.1†	MP Materials Corp. Compensation Recoupment Policy (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.

Ex. No.	Description
**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

+	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MP Materials Corp. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

++	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MP MATERIALS CORP.

Dated: February 26, 2026	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of MP Materials Corp. hereby severally constitute and appoint James H. Litinsky and Ryan Corbett, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable MP Materials Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James H. Litinsky	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors and Director	February 26, 2026
James H. Litinsky

/s/ Ryan Corbett	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Ryan Corbett

/s/ David G. Infuso	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
David G. Infuso

/s/ Gen. Richard B. Myers	Director	February 26, 2026
Gen. Richard B. Myers

/s/ Andrew A. McKnight	Director	February 26, 2026
Andrew A. McKnight

/s/ Arnold Donald	Director	February 26, 2026
Arnold Donald

/s/ Randall Weisenburger	Director	February 26, 2026
Randall Weisenburger

/s/ Maryanne R. Lavan	Director	February 26, 2026
Maryanne R. Lavan

/s/ Connie K. Duckworth	Director	February 26, 2026
Connie K. Duckworth