Form 10-Q
period 2026-03-31
MP Materials Corp. / DE
filed 2026-05-08
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2026, the number of shares of the registrant’s common stock outstanding was 178,022,198.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•the heightened significance of the development of the Company’s midstream and downstream operations, including ramping its separation capabilities, and its ability to vertically integrate its value chain;
•risks related to the funding of and support for the DoW Transactions (as defined in Note 1, “Description of Business and Basis of Presentation”), to challenges thereto and to the Company’s ability, as needed, to obtain additional or replacement funding on terms acceptable to it or at all;
•risks related to certain restrictions imposed on the Company as a result of the affirmative and negative covenants contained in the DoW Transaction Agreements (as defined in Note 1, “Description of Business and Basis of Presentation”);
•risks related to the Company’s ability to meet obligations of its long-term agreements with General Motors Company (NYSE: GM) (“GM”) and Apple Inc. (NASDAQ: AAPL) (“Apple”), including risks related to its ability to develop, construct and scale its facilities, technology and production;
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
•the ability to safely recommission and operate the Company’s currently idle chlor-alkali facility;
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$886,277	$1,166,011
Short-term investments	852,058	664,275
Total cash, cash equivalents and short-term investments	1,738,335	1,830,286
Trade accounts receivable, net of allowance for credit losses of $0 and $0, respectively	47,291	14,642
Other receivables	71,981	132,042
Inventories	169,192	171,560
Prepaid expenses and other current assets	20,104	17,271
Total current assets	2,046,903	2,165,801
Non-current assets
Property, plant and equipment, net	1,434,231	1,369,817
Inventories	96,454	80,539
Price protection agreement upfront asset, net	198,503	209,668
Other non-current assets	64,112	38,335
Total non-current assets	1,793,300	1,698,359
Total assets	$3,840,203	$3,864,160
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts and construction payable	$32,988	$36,655
Accrued liabilities	99,412	95,086
Current portion of long-term debt	67,499	67,411
Deferred revenue	62,062	74,301
Other current liabilities	23,291	25,596
Total current liabilities	285,252	299,049
Non-current liabilities
Long-term debt, net of current portion	932,942	931,330
Deferred revenue	77,849	83,889
Deferred government grant	24,523	22,101
Deferred investment tax credit	36,262	26,860
Deferred income taxes	35,231	51,558
Other non-current liabilities	67,386	57,005
Total non-current liabilities	1,174,193	1,172,743
Total liabilities	1,459,445	1,471,792
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A cumulative perpetual convertible preferred stock ($0.0001 par value, 400,000 shares authorized, issued and outstanding as of March 31, 2026, and December 31, 2025, respectively; aggregate liquidation preference of $420,725 and $413,489 as of March 31, 2026 and December 31, 2025, respectively)	413,611	413,611
Stockholders’ equity:
Preferred stock, undesignated ($0.0001 par value, 49,600,000 shares authorized as of March 31, 2026, and December 31, 2025, respectively, zero issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 192,919,450 and 192,607,429 shares issued, and 177,669,668 and 177,357,647 shares outstanding, as of March 31, 2026, and December 31, 2025, respectively)	19	19
Additional paid-in capital	1,967,757	1,970,970
Retained earnings	226,460	234,428
Accumulated other comprehensive income (loss)	(42)	387
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,967,147	1,978,757
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,840,203	$3,864,160
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands, except share and per share data)	2026	2025
Revenue (including related party)	$90,649	$60,810
Price protection agreement income	42,273	—
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	74,245	48,831
Selling, general and administrative	33,640	24,166
Depreciation, depletion and amortization	32,137	21,384
Start-up costs	5,889	976
Advanced projects and development	1,905	474
Other operating costs and expenses (income), net	9,228	(243)
Total operating costs and expenses, net	157,044	95,588
Operating loss	(24,122)	(34,778)
Interest expense, net	(9,846)	(7,615)
Other income, net	20,326	15,218
Loss before income taxes	(13,642)	(27,175)
Income tax benefit	5,674	4,527
Net loss	$(7,968)	$(22,648)

Loss per common share:
Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)

Weighted-average shares outstanding:
Basic	178,019,549	163,764,345
Diluted	178,019,549	163,764,345
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands)	2026	2025
Net loss	$(7,968)	$(22,648)
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities and other	(429)	(174)
Total comprehensive loss	$(8,397)	$(22,822)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended March 31, 2026 and 2025
	Redeemable Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	400,000	$413,611	—	$—	177,357,647	$19	$1,970,970	$234,428	$387	$(227,047)	$1,978,757
Stock-based compensation	—	—	—	—	584,729	—	14,421	—	—	—	14,421
Shares used to settle payroll tax withholding	—	—	—	—	(272,708)	—	(17,634)	—	—	—	(17,634)
Net loss	—	—	—	—	—	—	—	(7,968)	—	—	(7,968)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(429)	—	(429)
Balance as of March 31, 2026	400,000	$413,611	—	$—	177,669,668	$19	$1,967,757	$226,460	$(42)	$(227,047)	$1,967,147

Balance as of January 1, 2025	—	$—	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Stock-based compensation	—	—	—	—	433,759	—	7,695	—	—	—	7,695
Shares used to settle payroll tax withholding	—	—	—	—	(183,950)	—	(3,642)	—	—	—	(3,642)
Net loss	—	—	—	—	—	—	—	(22,648)	—	—	(22,648)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(174)	—	(174)
Balance as of March 31, 2025	—	$—	—	$—	163,445,597	$18	$965,487	$297,654	$(1)	$(227,047)	$1,036,111
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(U.S. dollars in thousands)	2026	2025
Operating activities:
Net loss	$(7,968)	$(22,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	32,137	21,384
Accretion of discount on short-term investments	(5,773)	(5,691)
Stock-based compensation expense	12,930	7,353
Amortization of debt discount and debt issuance costs	1,840	1,033
Lower of cost or net realizable value reserve	—	3,164
Deferred income taxes	(5,178)	(4,558)
Other	(2,796)	(6,932)
Decrease (increase) in operating assets:
Trade accounts receivable (including related party)	(32,649)	(318)
Other receivables	48,018	(57,000)
Inventories	(8,853)	(31,103)
Prepaid expenses, other current and non-current assets	(7,365)	(6,991)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,831)	(1,786)
Deferred revenue	(19,196)	44,809
Deferred government grant	3,380	2,723
Other current and non-current liabilities	(7,605)	(6,637)
Net cash used in operating activities	(1,909)	(63,198)
Investing activities:
Additions to property, plant and equipment	(77,376)	(30,467)
Purchases of short-term investments	(576,555)	(364,680)
Proceeds from sales of short-term investments	15,840	23,164
Proceeds from maturities of short-term investments	378,279	354,613
Proceeds from sale of property, plant and equipment	—	1,666
Net cash used in investing activities	(259,812)	(15,704)
Financing activities:
Principal payments on debt obligations	(912)	(1,361)
Tax withholding on stock-based awards	(17,634)	(3,642)
Net cash used in financing activities	(18,546)	(5,003)
Net change in cash, cash equivalents and restricted cash	(280,267)	(83,905)
Cash, cash equivalents and restricted cash beginning balance	1,167,359	283,603
Cash, cash equivalents and restricted cash ending balance	$887,092	$199,698

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$886,277	$198,343
Restricted cash, current	815	815
Restricted cash, non-current	—	540
Total cash, cash equivalents and restricted cash	$887,092	$199,698
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: MP Materials Corp., including its subsidiaries (the “Company” or “MP Materials”), is the largest producer of rare earth materials in the Western Hemisphere. Headquartered in Las Vegas, Nevada, the Company owns and operates the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging applications including electric vehicles, consumer electronics, robotics, drones, wind turbines, and defense applications. Additionally, the Company owns and operates a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (the “Independence Facility”), where the Company produces and sells magnetic precursor products and commenced manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025. The Company’s operations are organized into two reportable segments: Materials and Magnetics. See Note 20, “Segment Reporting,” for additional information.
The Materials segment represents the upstream and midstream operations of the Company, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in the United States, Japan, South Korea, and broader Asia. Before ramping the production of NdPr products, the Materials segment historically generated the majority of its revenue from sales of rare earth concentrate.
The Magnetics segment represents the downstream magnet manufacturing and related operations of the Company, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant. The Magnetics segment began generating revenue from sales of magnetic precursor products to GM in the U.S. in the first quarter of 2025.
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
In connection with the DoW Transactions, the Company will expand its Independence Facility, construct a second domestic magnet manufacturing facility in Northlake, Texas (the “10X Facility”) and extend its heavy rare earth elements (“HREE”) refining capability at Mountain Pass. Additionally, pursuant to the DoW Offtake Agreement (as defined in Note 9, “Operating Leases”), the DoW has (i) guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement, and subject to annual escalation) and (ii) the obligation to purchase all of the magnets produced at the 10X Facility (which may instead be commercially syndicated with the DoW’s approval). Separately, the Company entered into an NdPr price floor protection agreement with the DoW (the “Price Protection Agreement” or “PPA”) for the Company’s NdPr products produced at Mountain Pass that are sold (including on an intercompany basis) or produced and stockpiled starting in the fourth quarter of 2025.
The cash flows and profitability of the Company’s operations have historically been significantly affected by the market price of rare earth products, which are generally also impacted by taxes and tariffs. While this volatility has been reduced following the effectiveness of the PPA, certain exposure to market prices remains. The prices of rare earth products are affected by numerous factors beyond the Company’s control. The products of the Company are sold globally, with a focus on accelerating the development of a U.S. supply chain, with export products primarily sold in the Asian market due to the metallization and magnet manufacturing capabilities of the region.
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
Concentration of Customer Risk: The concentration of customer risk arises when a significant portion of the Company’s revenue is generated from a small group of customers. Reduction of orders, delay of payments, or termination of contracts by these key customers could have a significant negative effect on the Company’s results of operations and cash flows. The Company’s revenue is derived from sales of rare earth products and, historically, from sales of rare earth concentrate to customers in China, which ceased in July 2025 to align with the terms of the DoW Transaction Agreements. Rare earth concentrate is not quoted on any major commodities market or exchange, and demand is currently constrained to a relatively limited number of refiners, the majority of which are based in China.
For the three months ended March 31, 2026, Customers A and B in the Materials segment accounted for 40% and 24% of the Company’s total revenue, respectively; Customer C, primarily in the Magnetics segment, accounted for 23% of the Company’s total revenue. For the three months ended March 31, 2025, Customers D and A in the Materials segment accounted for 64% and 19% of the Company’s total revenue, respectively.
Recently Adopted Accounting Pronouncements: There were no accounting pronouncements adopted during the three months ended March 31, 2026, that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes, including the following item below.
In November 2024, the FASB issued ASU No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the criteria for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion (as opposed to a debt extinguishment). The Company adopted ASU 2024-04 as of January 1, 2026, on a prospective basis.
Recently Issued Accounting Pronouncements: There were no accounting pronouncements issued during the three months ended March 31, 2026.
The Company is currently evaluating the effect of adopting previously issued accounting pronouncements, including ASU No. 2025-10, “Government Grants—Accounting for Government Grants Received by Business Entities,” and ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures,” on its financial statements and/or disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.
NOTE 3—PRICE PROTECTION AGREEMENT
The PPA establishes a price floor for the Company’s NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) commencing on October 1, 2025, and continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, the Company will have the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) its designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).

At the conclusion of each quarter, the Company may elect, at its option, any of the following NdPr Designations (without duplication):
•“Stockpile” represents produced, but not yet sold NdPr Product,
•“Affiliate sales” represents internally sold NdPr Product, such as sales from the Materials segment to the Magnetics segment, or
•“Third party sales” represents externally sold NdPr Product.
On a quarterly basis, the DoW will pay the Company an amount per NdPr kilogram equivalent included in the NdPr Products equal to the shortfall between $110 and the Benchmark Quarterly Average Volume Weighted Price. Once the 10X Facility reaches full production capacity, and the Benchmark Quarterly Average Volume Weighted Price exceeds $110, the Company will pay the DoW 30% of the amount by which the Benchmark Quarterly Average Volume Weighted Price exceeds $110.
For the three months ended March 31, 2026, the Company recognized $42.3 million in “Price protection agreement income” within the Company’s unaudited Condensed Consolidated Statements of Operations, and accrued this amount within the unaudited Condensed Consolidated Balance Sheets in “Other receivables” (see also Note 13, “Supplemental Balance Sheet Information”). The right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”) within the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
PPA Upfront Asset	$221,102	$221,102
Less: Accumulated amortization	(22,599)	(11,434)
PPA Upfront Asset, net	$198,503	$209,668
Amortization expense related to the PPA Upfront Asset, which was included in “Depreciation, depletion and amortization” within the Company’s unaudited Condensed Consolidated Statements of Operations, was $11.2 million for the three months ended March 31, 2026. No such amount was recognized for the three months ended March 31, 2025. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.
NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	March 31, 2026				December 31, 2025
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$19,959	$—	$—	$19,959	$16,536	$—	$—	$16,536
Cash equivalents:
Money market funds	519,579	—	—	519,579	748,322	—	—	748,322
U.S. Treasury securities	277,234	2	(2)	277,234	334,339	59	—	334,398
Commercial paper	57,407	1	(1)	57,407	48,762	7	—	48,769
Certificates of deposit	12,097	1	—	12,098	17,985	1	—	17,986
Total cash equivalents	866,317	4	(3)	866,318	1,149,408	67	—	1,149,475
Total cash and equivalents	886,276	4	(3)	886,277	1,165,944	67	—	1,166,011
Short-term investments:
U.S. Treasury securities	848,630	55	(110)	848,575	636,214	367	—	636,581
Commercial paper	3,484	—	(1)	3,483	21,767	4	—	21,771
Certificates of deposit	—	—	—	—	5,923	—	—	5,923
Total short-term investments	852,114	55	(111)	852,058	663,904	371	—	664,275
Total cash, cash equivalents and short-term investments	$1,738,390	$59	$(114)	$1,738,335	$1,829,848	$438	$—	$1,830,286

The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three months ended March 31, 2026, and 2025. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of March 31, 2026, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the three months ended March 31, 2026 and 2025.
The Company’s interest and investment income, which is included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Interest and investment income(1)	$15,603	$8,565
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of March 31, 2026, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $1,198.8 million.
NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Raw materials and supplies, including spare parts	$59,948	$56,491
Mined ore stockpiles	23,989	23,795
Work in process	51,868	51,652
Finished goods	33,387	39,622
Total current inventories	169,192	171,560
Add: Non-current portion(1)	96,454	80,539
Total inventories	$265,646	$252,099
(1)Primarily represents stockpiles of mined ore and bastnaesite concentrate that are not expected to be processed or consumed within the next 12 months. The ore and concentrate amounts were $24.4 million and $39.5 million as of March 31, 2026, respectively, and $24.1 million and $31.7 million as of December 31, 2025, respectively.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Land and land improvements	$43,719	$43,422
Buildings and building improvements	101,902	101,564
Machinery and equipment	845,172	756,202
Assets under construction	302,808	302,935
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,731,996	1,642,518
Less: Accumulated depreciation and depletion	(297,765)	(272,701)
Property, plant and equipment, net	$1,434,231	$1,369,817
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $80.9 million and $34.0 million for the three months ended March 31, 2026, and 2025, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 8, “Debt Obligations”). The capitalized expenditures for the three months ended March 31, 2026 and 2025, related primarily to machinery, equipment and assets under construction to support both the Company’s Independence Facility and 10X Facility, as well as various projects at Mountain Pass, including the separations facility for heavy rare earth elements and chlor-alkali facilities.
The Company’s depreciation and depletion expenses, net of amounts capitalized into inventory, were as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Depreciation expense	$18,428	$18,137
Depletion expense	$2,187	$2,880
There were no property, plant and equipment impairments recognized for the three months ended March 31, 2026 and 2025.
In April 2026, the Company purchased a 120‑acre site in Northlake, Texas, for approximately $80 million where the 10X Facility will be constructed.
NOTE 7—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of March 31, 2026, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
As of March 31, 2026, the credit-adjusted risk-free rate ranged between 6.5% and 11.5% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three months ended March 31, 2026 and 2025.
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $7.8 million and $7.7 million as of March 31, 2026, and December 31, 2025, respectively. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.4 million as of both March 31, 2026, and December 31, 2025.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. As of March 31, 2026, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.84%. There were no significant changes in the estimated remaining costs for the three months ended March 31, 2026 and 2025.
The total estimated aggregate undiscounted cost of $40.1 million and $40.3 million as of March 31, 2026, and December 31, 2025, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost, timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $18.4 million as of both March 31, 2026, and December 31, 2025. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material.

Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of both March 31, 2026, and December 31, 2025, the Company had financial assurance requirements of $46.2 million, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount
Convertible Notes due 2026	$67,499	$—	$67,499	$67,499	$(88)	$67,411
Convertible Notes due 2030	862,793	(16,514)	846,279	862,793	(17,492)	845,301
Samarium Project Loan	150,000	(63,337)	86,663	150,000	(63,971)	86,029
Total long-term debt	$1,080,292	$(79,851)	1,000,441	$1,080,292	$(81,551)	998,741
Less: Current portion			(67,499)			(67,411)
Total long-term debt, net of current portion			$932,942			$931,330
Revolving Credit Facility
In August 2025, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. The Company was in compliance with the applicable financial covenant contained in the Credit Agreement as of March 31, 2026.
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.

The 2026 Notes that remained outstanding as of March 31, 2026, mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and became convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of March 31, 2026, the 2026 Notes were included in “Current portion of long-term debt” within the Company’s unaudited Condensed Consolidated Balance Sheets due to the 2026 Notes maturing within one year.
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
On April 1, 2026, at the election of their holders, the 2026 Notes were converted upon maturity pursuant to their terms and settled in full. The Company paid the principal amount of $67.5 million in cash and issued 337,741 shares of the Company’s common stock for the conversion consideration in excess of the principal amount.
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
During the quarter ended March 31, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending June 30, 2026.
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
Samarium Project Loan
In August 2025, the Company issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”), which bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025.
Equipment Notes
In December 2024, the Company and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. As of March 31, 2026, the Company had $9.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. The promissory notes executed under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders for use at Mountain Pass, have terms between 4 years and 6 years with fixed interest rates between 6.5% and 7.4% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 21, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	March 31, 2026	December 31, 2025
(in thousands)
Equipment notes
Current	$5,047	$3,904
Non-current	25,282	20,366
	$30,329	$24,270
As of March 31, 2026, other than the Credit Agreement, none of the agreements governing the Company’s indebtedness contain financial covenants.

Interest expense, net
Interest expense, net, including interest costs related to the Convertible Notes, was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Interest cost on Convertible Notes:
Coupon interest	$6,513	$6,513
Amortization of debt issuance costs	1,067	1,033
Total Convertible Notes interest cost	7,580	7,546
Interest cost on Samarium Project Loan:
Coupon interest	2,018	—
Amortization of debt discount and issuance costs	633	—
Total Samarium Project Loan interest cost	2,651	—
Other interest cost	2,104	154
Interest capitalized to property, plant and equipment, net	(2,489)	(85)
Interest expense, net	$9,846	$7,615
The debt issuance costs associated with the 2026 Notes and the 2030 Notes are being amortized to interest expense over the terms of each note at effective interest rates of 0.51% and 3.52%, respectively. The 2026 Notes matured on April 1, 2026, and the remaining term of the 2030 Notes was 3.9 years as of March 31, 2026.
As of March 31, 2026, and December 31, 2025, accrued and unpaid interest pertaining to the Convertible Notes was $2.2 million and $8.7 million, respectively, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
NOTE 9—OPERATING LEASES
The Company’s operating leases consist primarily of corporate office space, warehouses, and equipment used in its operations; the Company’s finance leases are not material. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. No right-of-use asset impairment charges were recorded during the three months ended March 31, 2026 and 2025.
In July 2025, the Company entered into a magnet offtake agreement with the DoW (the “DoW Offtake Agreement”), which contains an embedded lease. Under this agreement, certain costs related to the development and commissioning of the 10X Facility incurred prior to the date at which the 10X Facility begins operations and is capable of producing any quantity of magnets are reimbursable by the DoW. Reimbursable amounts will be initially deferred as a contract liability and subsequently recognized into revenue as the Company fulfills its obligations under the contract.
As of March 31, 2026, and December 31, 2025, the contract liability for reimbursable amounts, which is included within the unaudited Condensed Consolidated Balance Sheets in non-current “Deferred revenue,” totaled $4.2 million and $2.3 million, respectively. Furthermore, certain of these development and commissioning costs of the 10X Facility subject to reimbursement qualify for capitalization as costs to fulfill a contract with a customer. As of March 31, 2026 and December 31, 2025, the Company capitalized $4.2 million and $2.3 million, respectively, of these contract fulfillment costs, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other non-current assets.” These costs will be expensed following the pattern of revenue recognized from the reimbursements under the contract.

Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025
(in thousands)
Operating leases:
Right-of-use assets	Other non-current assets	$18,552	$13,214

Operating lease liability, current	Other current liabilities	$3,668	$3,216
Operating lease liability, non-current	Other non-current liabilities	13,516	8,429
Total operating lease liabilities		$17,184	$11,645
NOTE 10—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 41.6% and 16.7% for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, the Company placed into service certain machinery and equipment at the Independence Facility subject to the Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”) and recognized a 48C Credit of $11.0 million, net of valuation allowance. The current and noncurrent portions of the 48C Credit are included in “Other current liabilities” and “Deferred investment tax credit,” respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets.
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
On April 17, 2026, a binding arbitration concluded with an award to a general contractor for a construction project totaling $45.3 million, consisting of $36.5 million for the associated claims (of which, $30.5 million was previously estimated and accrued as of December 31, 2025), which pertained directly to the cost of the constructed assets, as well as $8.8 million in interest. As of March 31, 2026, the Company:
•Accrued the claims component of $36.5 million in “Accrued construction costs,” a component of “Accrued liabilities,” with an adjustment to “Property, plant and equipment, net” within the Company’s unaudited Condensed Consolidated Balance Sheets, and
•Accrued the interest component of $8.8 million in “Other operating costs and expenses (income), net” within the Company’s unaudited Condensed Consolidated Statements of Operations, with an increase to “Other accrued liabilities,” a component of “Accrued liabilities,” within the Company’s unaudited Condensed Consolidated Balance Sheets. See also Note 13, “Supplemental Balance Sheet Information,” for additional details.
NOTE 12—REDEEMABLE PREFERRED STOCK
In July 2025, the Company issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value of $1,000 per share (the “Stated Value”) to the DoW for cash consideration of $400.0 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of the Company’s common stock at an initial conversion price of $30.03 per share, subject to customary anti-dilution adjustments.
The Company’s Series A Preferred Stock is classified as redeemable preferred stock (i.e., temporary equity) outside of stockholders’ equity within the Company’s unaudited Condensed Consolidated Balance Sheets due to redemption rights for a deemed liquidation event that, in certain circumstances, is not solely within the Company’s control. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
In the event of a voluntary or involuntary liquidation (e.g., a deemed liquidation event), holders of the Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of the Company’s common stock. The liquidation preference payable in cash or other assets equals the greater of (i) the sum of the Stated Value, certain paid-in-kind dividends as defined in the stock purchase agreement, and accrued and unpaid dividends (the “Liquidation Floor”) and (ii) the amount the holders of the Series A Preferred Stock would have received had all the Series A Preferred Stock been converted into common stock at the then-current conversion price immediately prior to such liquidation event. As of March 31, 2026, and December 31, 2025, the aggregate minimum liquidation preference (i.e., the Liquidation Floor) was $420.7 million and $413.5 million, respectively. The Company did not adjust the carrying amount of the Series A Preferred Stock to the current redemption value as a deemed liquidation event was not probable as of March 31, 2026. Subsequent adjustments to increase or decrease the carrying amount to the ultimate redemption value will be made only if a deemed liquidation event (i) has occurred or (ii) becomes probable of occurring in the future.
NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company’s other receivables consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
PPA income receivable	$42,273	$51,016
Government grant receivable	22,976	41,980
Apple prepayment receivable	—	32,000
DoW reimbursable costs receivable	2,054	2,328
Other receivables	4,678	4,718
Other receivables	$71,981	$132,042
The Company’s accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Accrued payroll and related	$15,091	$21,896
Accrued construction costs	62,181	60,289
Accrued taxes	1,713	2,105
Other accrued liabilities	20,427	10,796
Accrued liabilities	$99,412	$95,086

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by type of good sold, which are transferred to customers at a point in time:

	For the three months ended March 31,
(in thousands)	2026	2025
Revenue category by segment
Materials segment
NdPr oxide and metal	$71,136	$24,321
Rare earth concentrate	—	30,115
Other revenue	1,041	1,183
Total Materials segment revenue	72,177	55,619
Magnetics segment
Magnetic precursor products	21,078	5,191
Intersegment eliminations(1)	(2,606)	—
Total revenue	$90,649	$60,810
(1)Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.
NdPr oxide and metal revenue was primarily generated from sales made under the Company’s distribution agreement with Sumitomo Corporation of Americas as well as an offtake agreement with a leading U.S. technology and industrial company entered into during the first quarter of 2026.
Rare earth concentrate revenue was primarily generated from sales under the Shenghe Offtake Agreement (as defined in Note 19, “Related-Party Transactions”).
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM.
Bill-and-Hold Arrangements: During the three months ended March 31, 2026 and 2025, the Company recognized $43.3 million and $5.2 million, respectively, of revenue under bill-and-hold arrangements, under which control of the product transfers to the customer, but the product remains in the custody of the Company. For sales at the Materials segment, the performance obligation is satisfied at the point in time the finished product is delivered to a third party’s storage warehouse. For sales at the Magnetics segment, the performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to the customer.
Contract Balances: Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations.

The following table summarizes the activity of the Company’s deferred revenue:

	For the three months ended March 31,
(in thousands)	2026	2025
Beginning balance(1)	$158,190	$100,000
Additions to deferred revenue(2)	2,799	50,000
Revenue recognized during the period(3)	(21,078)	(5,191)
Ending balance(1)	$139,911	$144,809

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) For the three months ended March 31, 2026, the amount relates to reimbursable costs from the DoW under the DoW Offtake Agreement (see Note 9, “Operating Leases,” for details) as well as a significant financing component associated with the Apple long-term supply agreement discussed below. For the three months ended March 31, 2025, the amount relates to the final prepayment for magnetic precursor products under the long-term agreement with GM.

(3) All the revenue recognized during the period was included in the beginning deferred revenue balance.
As of March 31, 2026, the Company classified the full amount of the remaining prepayment from GM of $62.1 million as current deferred revenue within its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation that the performance obligations associated with the remaining deferred revenue from GM will be satisfied within one year after March 31, 2026. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon various operational decisions that could impact the production levels of NdPr metal at the Independence Facility.
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
As of March 31, 2026, the Company had received cumulative prepayments from Apple of $72.0 million and had not yet recognized any of this amount as revenue under this arrangement. As of March 31, 2026, the Company classified the $72.0 million as non-current deferred revenue within its unaudited Condensed Consolidated Balance Sheets based on the Company’s expected satisfaction of the associated performance obligations beginning no earlier than the latter half of 2027. Due to the extended timing difference between when Apple makes a prepayment for magnets and when the Company expects to transfer control of those magnets to Apple, the Company identified a significant financing component. The significant financing component is accreted to interest expense using the Company’s incremental borrowing rate over the period in which the prepayments are outstanding with an accrual to increase deferred revenue.
NOTE 15—GOVERNMENT GRANTS
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
As of March 31, 2026, and December 31, 2025, the government grant receivable and the deferred government grant balances within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit.
The current and non-current portions of the government grant receivable are included in “Other receivables” and “Other non-current assets”, respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets (see also Note 13, “Supplemental Balance Sheet Information”). The non-current portion of the government grant receivable balance was $12.0 million and zero as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company received $19.0 million related to the 45X Credit claimed on its 2024 federal tax return.
The current portion of deferred government grant, which is included in “Other current liabilities,” was $2.7 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.

The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$7,606	$3,263
Selling, general and administrative	$1,059	$377
Depreciation, depletion and amortization	$657	$535
NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Warrant
On July 10, 2025, the Company issued a warrant (the “Warrant”) to the DoW, exercisable at any time, in whole or in part, in cash or in net share settlement at the DoW’s option, for a period of ten years prior to its expiration on July 10, 2035, for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share. The strike price of $30.03 is subject to customary anti-dilution adjustments. As of March 31, 2026, no shares of common stock had been issued pursuant to the exercise of the Warrant.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of market- and/or performance-based goals. In November 2025, the Board of Directors approved and authorized annual increases to the shares of common stock available for issuance under the 2020 Incentive Plan equal to 2% of the Company’s outstanding common stock as of December 31st of the immediately preceding year, with the first increase effective January 1, 2026, and continuing annually through the year ending December 31, 2030. As of March 31, 2026, the Company had not issued any stock options or SARs and there were 7,669,163 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In March 2026, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2026 Performance Share Plan”). Pursuant to the 2026 Performance Share Plan, during the three months ended March 31, 2026, the Company granted 114,224 of market-based performance stock units (“PSUs”) at target. The market-based PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 500 Index over three separate performance periods of one, two, and three years. The market-based PSUs will cliff vest after a requisite service period of approximately three years, assuming the market-based TSR goals are achieved. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$2,550	$2,034
Selling, general and administrative	9,605	5,115
Start-up costs	687	204
Advanced projects and development	88	—
Total stock-based compensation expense	$12,930	$7,353

Stock-based compensation capitalized to property, plant and equipment, net	$1,516	$1,279
Stock-based compensation capitalized to inventories	$1,442	$—

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

Valuation Assumptions:	March 31, 2026	December 31, 2025
Expected volatility	85.3%	79.6%
Risk-free interest rate	3.9%	3.7%
Discount rate	7.9%	7.7%
Dividend yield	—%	—%
Term to maturity	3.9 years	4.2 years
Stock price	$48.26	$50.52
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
The Company’s financial instrument assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$886,277	$886,277	$886,277	$—	$—
Short-term investments	$852,058	$852,058	$852,058	$—	$—
Restricted cash	$815	$815	$815	$—	$—
Derivative instrument	$12,806	$12,806	$—	$—	$12,806
Financial liabilities:
2026 Notes	$67,499	$85,383	$85,383	$—	$—
2030 Notes	$846,279	$2,076,567	$2,076,567	$—	$—
Samarium Project Loan	$86,663	$95,468	$—	$95,468	$—
Equipment notes	$30,329	$31,141	$—	$31,141	$—

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,166,011	$1,166,011	$1,166,011	$—	$—
Short-term investments	$664,275	$664,275	$664,275	$—	$—
Restricted cash	$1,348	$1,348	$1,348	$—	$—
Derivative instrument	$8,708	$8,708	$—	$—	$8,708
Financial liabilities:
2026 Notes	$67,411	$82,449	$82,449	$—	$—
2030 Notes	$845,301	$2,172,782	$2,172,782	$—	$—
Samarium Project Loan	$86,029	$98,081	$—	$98,081	$—
Equipment notes	$24,270	$25,339	$—	$25,339	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

	For the three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$8,708	$—
Included in earnings(1)	4,098	6,997
Ending balance	$12,806	$6,997
(1)The gains are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.

NOTE 18—LOSS PER SHARE
Net income or loss attributable to common stock is computed using the two-class method when shares are issued that meet the definition of participating securities. The Company’s Series A Preferred Stock is a participating security because these shares contractually entitle their holders to potentially participate in certain dividends, as such payments are defined in the stock purchase agreement, but do not contractually require their holders to participate in the Company’s losses.
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
For the three months ended March 31, 2026, and 2025, the weighted-average common shares outstanding used in the calculation of basic loss per common share were the same as the weighted-average common shares outstanding used in the calculation of diluted loss per common share because the Company was in a loss position for both periods presented.
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted loss per common share because to do so would have been antidilutive:

	For the three months ended March 31,
	2026	2025
2026 Notes	395,908	—
2030 Notes	39,683,215	39,683,215
Series A Preferred Stock	13,320,013	—
Warrant	11,201,659	—
RSUs	1,599,845	1,818,967
PSUs	664,194	355,532
Total	66,864,834	41,857,714
The following table presents the calculation of basic and diluted loss per common share:

	For the three months ended March 31,
(in thousands, except share and per share data)	2026	2025
Calculation of basic loss per common share:
Net loss attributable to common stockholders	$(7,968)	$(22,648)
Weighted-average shares outstanding, basic	178,019,549	163,764,345
Basic loss per common share	$(0.04)	$(0.14)

Calculation of diluted loss per common share:
Net loss attributable to common stockholders	$(7,968)	$(22,648)
Weighted-average shares outstanding, diluted	178,019,549	163,764,345
Diluted loss per common share	$(0.04)	$(0.14)

In connection with the issuance of the 2030 Notes in March 2024, the Company entered into the Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Company has not exercised any of the Capped Call Options as of March 31, 2026.
As discussed in Note 8, “Debt Obligations,” in March 2024, the Company provided a written notice to the trustee and the holders of the 2026 Notes that it has irrevocably elected to fix the settlement method for all conversions that may occur subsequent to the election date, to a combination of cash and shares of the Company’s common stock with the specified dollar amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, subsequent to the election, only the amounts in excess of the principal amount are considered in diluted earnings or loss per common share. The amount of the 2026 Notes settled in shares of common stock will have a dilutive impact on diluted earnings or loss per common share when the average market price of the Company’s common stock for a given period exceeds the conversion price, which was initially approximately $44.28 per share of common stock.
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
In July 2025, to align with the terms of the DoW Transaction Agreements and in further support of its domestic supply chain objectives, the Company ceased all sales of its products to customers in China and did not extend the term of the Shenghe Offtake Agreement when it expired in January 2026.
Starting in the fourth quarter of 2025, Shenghe was no longer considered a related party of the Company.
Revenue and Cost of Sales: For the three months ended March 31, 2025, during the period when Shenghe was considered a related party, the Company recognized $30.1 million of rare earth concentrate revenue, $8.8 million of NdPr oxide and metal revenue and incurred $22.8 million of associated Cost of sales (excluding depreciation, depletion and amortization).
Purchases of Materials and Supplies: For the three months ended March 31, 2025, during the period when Shenghe was considered a related party, the Company purchased from Shenghe in the ordinary course of business $16.1 million of certain raw materials (generally produced by an unrelated third-party manufacturer).
NOTE 20—SEGMENT REPORTING
The Company’s reportable segments, which are primarily based on the Company’s internal organizational structure and types of products, are its two operating segments—Materials and Magnetics (no operating segments have been aggregated).
The Materials segment operates Mountain Pass, which produces rare earth products. The Materials segment currently generates revenue primarily from sales of NdPr oxide and metal, principally sold to customers in the United States, Japan, South Korea, and broader Asia. The Materials segment historically generated revenue from sales of rare earth concentrate into the Chinese market.
The Magnetics segment operates the Independence Facility, where the Company produces and sells magnetic precursor products and, beginning in December 2025, commenced manufacturing of NdFeB permanent magnets. The first sales of magnetic precursor products, including NdPr metal, were made to GM and began in the first quarter of 2025.
The chief operating decision maker (“CODM”) uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues and price protection agreement income less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated loss before income taxes for the three months ended March 31, 2026 and 2025, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended March 31, 2026
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$69,571	$21,078	$90,649
Intersegment revenues(1)	2,606	—	2,606
	72,177	21,078	93,255
Elimination of intersegment revenues(1)			(2,606)
Total consolidated revenues			$90,649
Price protection agreement income	42,273	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	66,780	7,528
Selling, general and administrative (excluding stock-based compensation expense)(3)	10,102	3,473
Other segment items(4)	836	485
Segment Adjusted EBITDA	$36,732	$9,592	46,324

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(9,587)
Elimination of intersegment Adjusted EBITDA(1)			(127)
Depreciation, depletion and amortization			(32,137)
Interest expense, net			(9,846)
Stock-based compensation expense			(12,867)
Initial start-up costs			(4,853)
Transaction-related and other costs(6)			(10,489)
Accretion of asset retirement and environmental obligations			(386)
Other income, net			20,326
Loss before income taxes			$(13,642)

Segment capital expenditures	$30,546	$46,611	$77,157
Other capital expenditures(7)			219
Total capital expenditures for the three months ended March 31, 2026			$77,376
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.6 million for the three months ended March 31, 2026. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026, was $9.6 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(6)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including $8.8 million related to the settlement of a construction-related litigation matter. See Note 11, “Commitments and Contingencies,” for additional details.
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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$13,353	$13,001
Change in construction payables and accrued construction costs	$3,490	$3,505
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$6,934	$13,437
Operating right-of-use assets obtained in exchange for lease liabilities	$6,320	$1,451

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II. Item 1A. Risk Factors” and elsewhere in this Form 10-Q and “Part I. Item 1A. Risk Factors” and elsewhere in our Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview
MP Materials Corp., including its subsidiaries (“we,” “our,” “us” and the “Company”), is the largest producer of rare earth materials in the Western Hemisphere. We own and operate the Mountain Pass Rare Earth Mine and Processing Facility (“Mountain Pass”) located near Mountain Pass, San Bernardino County, California, the only rare earth mining and processing site of scale in North America. Rare earth products are critical inputs in hundreds of existing and emerging applications including electric vehicles, consumer electronics, robotics, drones, wind turbines, and defense applications. Additionally, we own and operate a rare earth metal, alloy and magnet manufacturing facility in Fort Worth, Texas (“Independence” or the “Independence Facility”).
Our reportable segments, which are primarily based on our internal organizational structure and types of products, are our two operating segments—Materials and Magnetics.
The Materials segment represents our upstream and midstream operations, which primarily consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides (“REO”) and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, primarily sold to customers in the United States, Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate into the Chinese market.
The Magnetics segment represents our downstream magnet manufacturing and related operations, which currently consist of the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant. The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S., in the first quarter of 2025, and commenced the manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025.
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
Recent Developments
10X Facility
In February 2026, we announced the selection of a 120‑acre site in Northlake, Texas, for our second domestic magnet manufacturing facility (the “10X Facility”), as discussed further below. We closed on the purchase of this land in April 2026 at a cost of approximately $80 million.
NdPr Offtake Agreement
In February 2026, we entered into an NdPr offtake agreement with a leading U.S. technology and industrial company for the purchase of a significant volume of NdPr products.
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
Maximizing Upstream and Midstream Production Efficiency
After an initial ramp and optimization period, we have produced at least 40,000 MTs of REO in concentrate each year since 2021, culminating in record production levels exceeding 50,000 MTs. These results were achieved by optimizing the reagent scheme, adjusting process temperatures, improving tailings facility management, and committing to operational excellence. Our initiative to optimize upstream operations has enabled us to attain what we believe to be world-class production cost levels for rare earth concentrate.
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
During the second half of 2023, we began producing separated rare earth products, including NdPr oxide, which represents a majority of the value contained in our concentrate. We continue to expect that it may take many quarters to achieve our designed throughput of NdPr oxide. However, as we increase production over time, we expect to reduce our per-unit production costs. Until such time that we achieve our designed throughputs of separated products, including heavy rare earth elements (“HREE”), we may experience unstable operations and elevated costs of our initial production of such products.
In 2026, we expect to begin refining HREE with initial production of terbium and dysprosium. As part of our partnership with the United States Department of War (the “DoW”), we have committed to further extend our HREE refining capabilities to include the separation of samarium oxide and to recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), we will develop and install scaled magnet recycling capabilities at Mountain Pass with dedicated capacity for both NdPr and heavy rare earth separation.

We currently generate our revenue primarily from our Materials segment, which operates a single site in a single location, and any stoppage in activity, including for reasons outside of our control, could adversely impact our production, results of operations and cash flows.
Development of Our Downstream Manufacturing Capabilities
We are in the final stages of commissioning magnet manufacturing equipment at Independence and continue to develop engineering and manufacturing technology to process NdPr oxide and metal into NdFeB magnets. Our operations also incorporate magnet recycling capabilities. These initiatives are central to our long-term strategy to become a leading, integrated global supplier of rare earth magnets. We believe this vertical integration is a core competitive advantage in the production of a critical industrial output. Furthermore, we expect our downstream manufacturing operations to benefit from geopolitical developments, including initiatives to repatriate critical materials supply chains, including those supported by our agreements with General Motors Company (NYSE: GM) (“GM”), the DoW and Apple.
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
In late 2024, we commissioned electrowinning capabilities at the Independence Facility to produce NdPr metal from NdPr oxide. Additionally, in 2025, we added strip casting capabilities to produce NdFeB alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. We also began trial production of automotive-grade, sintered NdFeB magnets at our new product introduction (“NPI”) facility within the Independence Facility and recently commenced manufacturing NdFeB magnets on the industrial scale equipment.
In the first quarter of 2025, we commenced sales of magnetic precursor products, primarily NdPr metal. We expect to continue selling magnetic precursor products ahead of fully commissioning our magnet manufacturing capabilities, which commissioning began in late 2025. After the Independence Facility is commissioned and scaled, we expect to primarily sell finished magnets.
In July 2025, we entered into definitive agreements with the the DoW establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain. In connection with these agreements, the Company committed to construct the 10X Facility. We expect to invest more than $1.25 billion in this project, which is supported by approximately $200 million of state and local incentive packages, as well as a 10‑year magnet offtake agreement with the DoW. The 10X Facility is expected to begin commissioning in 2028, and once completed and scaled, it will produce an estimated 7,000 metric tons (“MTs”) of magnets per year. When combined with the Independence Facility’s 3,000 MTs per year of magnets, our overall U.S. rare earth magnet production capacity will expand to an estimated 10,000 MTs per year.
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
NdPr Sales Volume
Our NdPr Sales Volume for a given period is calculated in MTs and on an NdPr oxide-equivalent basis (as further discussed below). NdPr Sales Volume is a key measure of our ability to convert our production of separated NdPr products into revenue. A unit, or MT, is considered sold once the Materials segment recognizes revenue on its sale, whether sold as NdPr oxide or NdPr metal, as determined in accordance with GAAP. For these NdPr metal sales, the MTs sold and included in NdPr Sales Volume are calculated based on the volume of NdPr oxide used to produce such NdPr metal. In the first quarter of 2026, to better reflect current contractual production yields, we began to utilize an assumed material conversion ratio of 1.25, such that a sale of 100 MTs of NdPr metal would be included in this KPI as 125 MTs of NdPr oxide-equivalent. Prior to this update, we utilized an assumed material conversion ratio of 1.20. The prior period amounts have not been recast. Beginning with the fourth quarter of 2025, NdPr Sales Volume for the Materials segment includes intercompany sales made to the Magnetics segment.
For the Materials segment, we have a mix of contracts with customers where we sell NdPr as oxide or metal. Among other factors, differences between quarterly NdPr Production Volume and NdPr Sales Volume may be caused by the time required for the conversion of NdPr oxide to NdPr metal, including time in-transit, as well as differences in actual versus assumed yields of oxide to metal in the calculation of NdPr Sales Volume.
REO Production Volume
We measure our REO-equivalent production volume for a given period in MTs, our principal unit of sale for our concentrate product historically. This measure refers to the REO content contained in the rare earth concentrate we produce and includes volumes fed into downstream circuits for producing separated rare earth products, a portion of which is also included in our KPI, NdPr Production Volume. REO Production Volume is a key indicator of the mining and processing capacity and efficiency of our upstream operations.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Consolidated Results

	For the three months ended March 31,		Change
(in thousands, except per share data and percentages)	2026	2025	$	%
Total revenue	$90,649	$60,810	$29,839	49%
Net loss	$(7,968)	$(22,648)	$14,680	65%
Basic loss per common share	$(0.04)	$(0.14)	$0.10	71%
Diluted loss per common share	$(0.04)	$(0.14)	$0.10	71%

Adjusted EBITDA(1)	$36,610	$(2,696)	$39,306	N/M
Adjusted Net Income (Loss)(1)	$6,652	$(19,898)	$26,550	N/M
Adjusted Diluted EPS(1)	$0.03	$(0.12)	$0.15	N/M

N/M = Not meaningful.
(1) Non-GAAP financial measures are defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section below.
Revenue
NdPr oxide and metal revenue consists of sales of NdPr oxide and metal produced at Mountain Pass under our distribution agreement with Sumitomo Corporation of Americas, under an offtake agreement with a leading U.S. technology and industrial company entered into during the first quarter of 2026, as well as other sales under individual sales agreements.
Rare earth concentrate revenue consisted of sales of traditional and roasted rare earth concentrate. For the majority of our sales of rare earth concentrate, the sales price was based on a preliminary market price (net of taxes, tariffs, and certain other agreed charges) per MT, with an adjustment for the ultimate market price of the product realized upon final sale, including the impact of changes in exchange rates.
Magnetic precursor products revenue consists of sales of magnetic precursor products, including NdPr metal, produced at the Independence Facility and sold in the U.S. Sales of these products commenced in the first quarter of 2025 pursuant to a long-term supply agreement with GM.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
NdPr oxide and metal	$71,136	$24,321	$46,815	192%
Rare earth concentrate	—	30,115	(30,115)	N/M
Magnetic precursor products	21,078	5,191	15,887	306%
Other revenue	1,041	1,183	(142)	(12)%
Intersegment eliminations(1)	(2,606)	—	(2,606)	N/M
Total revenue	$90,649	$60,810	$29,839	49%

N/M = Not meaningful.
(1) Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.
Total revenue increased for the three months ended March 31, 2026, as compared to the prior year period, driven by higher sales volumes of NdPr oxide and metal, reflecting the continued ramping of production of separated products, as well as higher market prices. Revenue from magnetic precursor products also increased year over year. These increases were partially offset by the cessation of our concentrate sales beginning in July 2025.
We expect our rare earth concentrate revenues, if any, to be materially lower in future periods as we no longer sell this product into the Chinese market. This will allow us to prioritize further processing the concentrate into separated rare earth products or stockpiling it for future use. See the “Segment Results” section below for further discussion of year-over-year changes in revenue.

Price protection agreement income
Our Price Protection Agreement with the DoW (“PPA”) for our NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) commenced on October 1, 2025; given market prices for NdPr Products in the first quarter of 2026, we recognized price protection agreement income (“PPA Income”) based on the right to receive cash from the DoW for the difference between $110 per kilogram equivalent of NdPr included in the NdPr Products and the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA) for the NdPr Products produced at Mountain Pass that were sold or produced and stockpiled during the first quarter of 2026. A substantial majority of the PPA Income recognized during the first quarter of 2026 pertained to sales to third parties.

	For the three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Price protection agreement income	$42,273	$—	$42,273	N/M

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

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$74,245	$48,831	$25,414	52%
The increase in COS for the three months ended March 31, 2026, was driven by higher sales of both NdPr oxide and metal and magnetic precursor products in the current year period, as discussed above. Notwithstanding, per-unit production costs of separated products are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables. COS for the three months ended March 31, 2026, also benefited from a higher Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which resulted in lower COS of $4.3 million for the three months ended March 31, 2026.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2026 even as certain per-unit production efficiencies and economies of scale are expected to be achieved. Accordingly, in future periods, any further increase in sales of NdPr oxide and metal may result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products as well as magnets at Independence, COS may also increase.
Selling, general and administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs (including salaries, benefits, bonuses, and stock-based compensation) of our administrative functions such as executives, accounting and finance, legal, and information technology; professional services (including legal, regulatory, audit and others); software-related costs; certain engineering expenses; insurance, license and permit costs; corporate office lease cost; office supplies; and certain environmental, health and safety expenses.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$33,640	$24,166	$9,474	39%
The increase in SG&A expenses for the three months ended March 31, 2026, as compared to the prior year period, was driven primarily by higher personnel costs, which increased by $7.2 million, primarily due to the continued growth in our employee headcount to support our downstream expansion.

Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment, depletion of mineral rights and beginning with the fourth quarter of 2025, amortization of the right to the price floor protection granted by the DoW under the PPA.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Depreciation, depletion and amortization	$32,137	$21,384	$10,753	50%
The year-over-year increase in DD&A for the three months ended March 31, 2026, primarily reflects $11.2 million of amortization related to the price protection agreement upfront asset, with no comparable expense in the prior year period.
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

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Start-up costs	$5,889	$976	$4,913	503%
The year-over-year increase in start-up costs for the three months ended March 31, 2026, was attributable primarily to the ramp-up of start-up activities related to magnet production and chlor-alkali facilities. As we continue to ramp up start-up activities related to these and other initiatives, we expect that start-up costs may increase in future periods.
Advanced projects and development
Advanced projects and development consists principally of costs incurred to support growth initiatives, including business and corporate development, as well as costs incurred in connection with research and development of new processes or to significantly enhance our existing processes.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Advanced projects and development	$1,905	$474	$1,431	302%
The year-over-year increase in advanced projects and development for the three months ended March 31, 2026, was primarily due to higher costs incurred for legal, consulting, and advisory services to support growth initiatives, such as potential acquisitions, mergers, or other investments.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of accretion of asset retirement and environmental obligations, legal settlements, gains or losses on disposals of long-lived assets, including demolition costs, and other operating expenses.

	For the three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Other operating costs and expenses (income), net	$9,228	$(243)	$9,471	N/M

N/M = Not meaningful.

The year-over-year increase was primarily attributable to an $8.8 million settlement of a construction-related litigation matter. See Note 11, “Commitments and Contingencies,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 3.00% per annum coupon interest rates and amortization of the debt issuance costs on our 2030 Notes (as defined below), as well as interest expense associated with the Samarium Project Loan, offset by interest capitalized to property, plant and equipment.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense, net	$9,846	$7,615	$2,231	29%
Interest expense, net for the three months ended March 31, 2026, increased year over year primarily due to the interest expense associated with the issuance of the Samarium Project Loan in August 2025, partially offset by higher capitalized interest in the current year period as we continue to construct our Independence Facility, as well as various projects at Mountain Pass.
Other income, net
Other income, net consists of interest and investment income and non-operating gains or losses. Interest and investment income is principally generated from accretion of the discount on such investments.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Other income, net	$20,326	$15,218	$5,108	34%
Other income, net for the three months ended March 31, 2026, increased year over year primarily as a result of $7.4 million of higher interest and investment income earned on our short-term investments and interest-bearing demand deposit accounts, driven by the increase in our short-term investments balance as a result of the funds received as part of our partnership with the DoW (the “DoW Transactions”) as well as an offering of shares of our common stock in 2025. Additionally, Other income, net was impacted by the changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024, which decreased by $2.9 million for the three months ended March 31, 2026 as compared to the prior year period.
Income tax benefit
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss before income taxes	$(13,642)	$(27,175)	$13,533	50%
Income tax benefit	$5,674	$4,527	$1,147	25%
Effective tax rate	41.6%	16.7%
The effective tax rate for the three months ended March 31, 2026, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and excess tax benefits associated with stock-based compensation, offset by a deduction limitation on officers’ compensation. The effective tax rate for the three months ended March 31, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.

Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined REO and related products as well as, historically, rare earth concentrate products. The Materials segment operating results include intercompany sales made by the Materials segment to the Magnetics segment.
KPIs

	For the three months ended March 31,		Change
(in whole units, except percentages)	2026	2025	Unit	%
Separated NdPr products(1)
NdPr Production Volume (MTs)	917	563	354	63%
NdPr Sales Volume (MTs)	1,006	464	542	117%
Rare earth concentrate(1)
REO Production Volume (MTs)	12,983	12,213	770	6%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue, PPA Income, and Segment Adjusted EBITDA

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue:
NdPr oxide and metal	$71,136	$24,321	$46,815	192%
Rare earth concentrate	—	30,115	(30,115)	N/M
Other revenue	1,041	1,183	(142)	(12)%
Total revenue	$72,177	$55,619	$16,558	30%

Price protection agreement income	$42,273	$—	$42,273	N/M

Segment Adjusted EBITDA(1)	$36,732	$3,758	$32,974	877%

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The increase in NdPr oxide and metal revenue for the three months ended March 31, 2026, as compared to the prior year period, was primarily driven by higher NdPr Sales Volume as a result of continuing to ramp our production of separated products, as well as higher market prices.
The year-over-year decrease in rare earth concentrate revenue for the three months ended March 31, 2026, was driven by the July 2025 cessation of all sales to customers in China. We expect our rare earth concentrate revenues, if any, to continue to be materially lower in future periods.
The increase in Materials Segment Adjusted EBITDA for the three months ended March 31, 2026, when compared to the prior year period, was driven primarily by the increase in total revenue, as discussed above, as well as the PPA Income. These increases were netted against higher segment cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense), which increased year over year by $22.3 million, driven primarily by the 117% increase in NdPr Sales Volume.
Magnetics Segment
The Magnetics segment operates the Independence Facility, where we produce and sell magnetic precursor products and commenced manufacturing NdFeB permanent magnets in December 2025.

Revenue and Segment Adjusted EBITDA

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue:
Magnetic precursor products	$21,078	$5,191	$15,887	306%

Segment Adjusted EBITDA(1)	$9,592	$493	$9,099	N/M

N/M = Not meaningful.
(1) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

The increase in the production of magnetic precursor products at the Independence Facility for the three months ended March 31, 2026 drove both the higher sales of magnetic precursor products recognized in the current period under the long-term supply agreement with GM, as well as the year-over-year increase in Magnetics Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics revenue and Segment Adjusted EBITDA will be impacted by the volumes of precursor products produced and sold, and in the future, permanent magnets.
Under our long-term supply agreement with GM, as of March 31, 2026, we collected all required prepayments for the sale of magnetic precursor products (i.e., NdPr metal) totaling $150.0 million. As of this same date, we had sold $87.9 million of magnetic precursor products to GM and remain obligated to transfer the remaining $62.1 million, which we anticipate will be satisfied within one year after March 31, 2026. Upon fulfilling our remaining commitment, we do not anticipate additional sales of magnetic precursor products to GM. However, we currently anticipate that we will begin sales of finished magnets to GM in 2026, prior to fulfilling our remaining commitment regarding magnetic precursor products.
Corporate Expenses and Other
Corporate expenses and other is primarily comprised of the operating results of other business activities that exclude our Materials and Magnetics segments and include costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and the remaining unallocated costs for shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. Corporate expenses and other excludes stock-based compensation expense.

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Corporate expenses and other	$9,587	$6,947	$2,640	38%
The increase in corporate expenses and other for the three months ended March 31, 2026, as compared to the prior year period, was driven primarily by expenses related to corporate travel and professional service costs, as well as higher personnel costs (other than stock-based compensation expense) related to administrative personnel.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In addition to net cash from operating activities, which includes advanced payments from customers for future goods and services, our principal sources of liquidity have been issuances of long-term debt and offerings of shares of our common stock, most recently in July 2025, and the Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) issued in July 2025 as part of the DoW Transactions. As of March 31, 2026, we had $1.7 billion of cash, cash equivalents and short-term investments and $1.1 billion of principal amount of long-term debt and equipment notes, including $72.5 million classified as current.
Our results of operations and cash flows are significantly impacted by the market prices of rare earth products. Uncertainty continues to exist as to the market price of rare earth products primarily due to actual or perceived concerns over increases in the supply of and/or decreases in demand for rare earth products as well as global economic conditions. However, with the commencement of the PPA on October 1, 2025, and starting with the fourth quarter of 2025, this negative impact was significantly reduced as the PPA began to provide us with pricing stability, including on stockpiled inventory.

While the DoW Transactions, together with our supply agreements with GM and Apple, provide a measure of certainty with respect to both near- and longer-term demand for our products and related revenues, there are still significant factors that could negatively impact our liquidity, particularly in the longer-term, many of which remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as: our ability to accelerate our downstream operations and expansion, achieve our business milestones, and perform the obligations under our customer supply agreements, our ability and that of the U.S. Government to perform our respective obligations under the definitive agreements with the DoW, as well as further changes in trade policies in the United States, China or other countries, including the implementation of new tariffs, increases in or reductions of existing tariffs, or the taking of other actions.
Our current working capital needs relate mainly to our mining, beneficiation, and separation operations, as well as our magnet manufacturing activities. These needs have increased materially in recent years as we have ramped up the production and sales of separated rare earth products. In addition, they have also increased as a result of the DoW Transactions and our agreement with Apple. Furthermore, we expect working capital requirements to continue increasing in 2026 and beyond as we scale separated rare earth production at Mountain Pass and further advance our downstream magnetics operations and initiatives at Independence, and in the future, the 10X Facility. This includes the production and sales of magnetic precursor products, the commissioning of our magnet manufacturing capabilities, as well as a build-up of raw materials and parts necessary to support these initiatives. We believe that our cash flows from operations and cash on hand are adequate to meet our liquidity requirements for the foreseeable future.
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. Our principal capital expenditure requirements relate mainly to further investing in Mountain Pass, including the development of our facility to process HREE at Mountain Pass (the “HREE Facility”), recommissioning the chlor-alkali facilities, development of recycling capabilities, Upstream 60K, and other growth and investment projects, completing the commissioning of our magnet manufacturing capabilities at Independence, and in the future, construction of the 10X Facility, as well as periodic repairs and maintenance costs. We expect to spend between $500 million and $600 million of capital costs in 2026 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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
Debt and Other Long-Term Obligations
Revolving Credit Facility: In August 2025, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of March 31, 2026, we had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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

The Credit Agreement is guaranteed by us and our subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. We are in compliance with the applicable financial covenant contained in the Credit Agreement as of March 31, 2026.
2026 Notes: In March 2021, we issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes is payable on April 1st and October 1st of each year, beginning on October 1, 2021.
The 2026 Notes that remained outstanding as of March 31, 2026, mature, unless earlier converted, redeemed or repurchased, on April 1, 2026, and become convertible at the option of the holder beginning on January 1, 2026, through the business day immediately preceding the maturity date. The initial conversion price of the remaining 2026 Notes is approximately $44.28 per share, or 22.5861 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events.
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
On April 1, 2026, at the election of their holders, the 2026 Notes were converted upon maturity pursuant to their terms and settled in full. We paid the principal amount of $67.5 million in cash and issued 337,741 shares of our common stock for the conversion consideration in excess of the principal amount.
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
During the quarter ended March 31, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending June 30, 2026.
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
Samarium Project Loan: In August 2025, we issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”), which bears interest at a rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00%. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025.
Equipment Notes: In December 2024, we and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. We executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of March 31, 2026, we had $9.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. Our equipment notes, which are secured by the purchased equipment, had $30.3 million in principal (and accrued interest) outstanding as of March 31, 2026.
See Note 8, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, warehouses, and equipment used in our operations. As of March 31, 2026, we had future expected lease payment obligations totaling $21.4 million, with $4.8 million due within the next 12 months. Our finance leases were not material. See Note 9, “Operating Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 7, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Cash Flows
The following table summarizes our cash flows:

	For the three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Net cash used in:
Operating activities	$(1,909)	$(63,198)	$61,289	97%
Investing activities	$(259,812)	$(15,704)	$(244,108)	N/M
Financing activities	$(18,546)	$(5,003)	$(13,543)	(271)%
N/M = Not meaningful.
Net Cash Used in Operating Activities: Net cash used in operating activities decreased by $61.3 million for the three months ended March 31, 2026, as compared to the prior year period, driven primarily by the increase in product sales, as well as the $51.0 million received from the DoW for the PPA Income recognized in the fourth quarter of 2025, with no comparable cash inflow in the prior year period. Additionally, we received $19.0 million related to the 45X Credit claimed on our 2024 federal tax return.
Net Cash Used In Investing Activities: Net cash used in investing activities increased by $244.1 million for the three months ended March 31, 2026, as compared to the prior year period, driven primarily by higher purchases of short-term investments in the current year period, resulting in a net increase of cash used in investing activities of $211.9 million. Furthermore, additions to property, plant and equipment increased for the three months ended March 31, 2026, by $46.9 million when compared to the prior year period, and related primarily to an increase in construction spend on certain projects, such as the separations facility for heavy rare earth elements, the expansion of the Independence Facility, and initial purchases for the 10X Facility.
Net Cash Used in Financing Activities: Net cash used in financing activities increased by $13.5 million for the three months ended March 31, 2026, as compared to the prior year period, driven primarily by the tax withholding on stock-based awards.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2026	2025
Net loss	$(7,968)	$(22,648)
Adjusted for:
Depreciation, depletion and amortization	32,137	21,384
Interest expense, net	9,846	7,615
Income tax benefit	(5,674)	(4,527)
Stock-based compensation expense(1)	12,867	7,353
Initial start-up costs(2)	4,853	772
Transaction-related and other costs(3)	10,489	2,816
Accretion of asset retirement and environmental obligations(4)	386	373
Loss on disposals of long-lived assets, net(4)	—	(616)
Other income, net	(20,326)	(15,218)
Adjusted EBITDA	$36,610	$(2,696)
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Primarily relates to certain costs incurred in connection with the commissioning and starting up of our initial magnet-making capabilities at the Independence Facility prior to the achievement of commercial production.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended March 31, 2026, amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations and includes $8.8 million related to the settlement of a construction-related litigation matter. For the three months ended March 31, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
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
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2026	2025
Net loss	$(7,968)	$(22,648)
Adjusted for:
Stock-based compensation expense(1)	12,867	7,353
Initial start-up costs(2)	4,853	772
Transaction-related and other costs(3)	10,489	2,816
Loss on disposals of long-lived assets, net(4)	—	(616)
Change in fair value of derivative instrument(5)	(4,098)	(6,997)
Tax impact of adjustments above(6)	(9,491)	(578)
Adjusted Net Income (Loss)	$6,652	$(19,898)
(1)Principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations.
(2)Included in “Start-up costs” within our unaudited Condensed Consolidated Statements of Operations and excludes any applicable stock-based compensation, which is included in the “Stock-based compensation expense” line above. Primarily relates to certain costs incurred in connection with the commissioning and starting up of our initial magnet-making capabilities at the Independence Facility prior to the achievement of commercial production.
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended March 31, 2026, amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations and includes $8.8 million related to the settlement of a construction-related litigation matter. For the three months ended March 31, 2025, amount is principally included in “Selling, general and administrative within our unaudited Condensed Consolidated Statements of Operations.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 39.4% and 17.4% for the three months ended March 31, 2026 and 2025, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per common share, which is determined in accordance with GAAP:

	For the three months ended March 31,
	2026	2025
Diluted loss per common share	$(0.04)	$(0.14)
Adjusted for:
Stock-based compensation expense	0.07	0.04
Initial start-up costs	0.02	—
Transaction-related and other costs	0.05	0.02
Change in fair value of derivative instrument	(0.02)	(0.04)
Tax impact of adjustments above(1)	(0.05)	—
Adjusted Diluted EPS	$0.03	$(0.12)

Diluted weighted-average shares outstanding	178,019,549	163,764,345
Assumed conversion of Series A Preferred Stock(2)	13,320,013	—
Assumed conversion of Warrant(2)	5,577,049	—
Assumed conversion of 2026 Notes(2)	395,908	—
Assumed conversion of restricted stock units(2)	1,017,347	—
Assumed conversion of performance stock units(2)	524,451	—
Adjusted diluted weighted-average shares outstanding	198,854,317	163,764,345
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, to each adjustment. The adjusted effective tax rates were 39.4% and 17.4% for the three months ended March 31, 2026 and 2025, respectively.
(2)For the three months ended March 31, 2026, these shares were antidilutive for GAAP purposes. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of these shares since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash used in operating activities, which is determined in accordance with GAAP:

	For the three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(1,909)	$(63,198)
Additions to property, plant and equipment, net	(77,376)	(30,467)
Free Cash Flow	$(79,285)	$(93,665)
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting pronouncements are described in Note 2, “Significant Accounting Policies,” in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended March 31, 2026.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

MP MATERIALS CORP.

Dated: May 7, 2026	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer