Form 10-Q
period 2026-06-30
MP Materials Corp. / DE
filed 2026-08-07
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2026, the number of shares of the registrant’s common stock outstanding was 178,101,588.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$429,075	$1,166,011
Short-term investments	1,023,564	664,275
Total cash, cash equivalents and short-term investments	1,452,639	1,830,286
Trade accounts receivable, net of allowance for credit losses of $0 and $0, respectively	40,436	14,642
Other receivables	56,281	132,042
Inventories	173,428	171,560
Prepaid expenses and other current assets	22,624	17,271
Total current assets	1,745,408	2,165,801
Non-current assets
Property, plant and equipment, net	1,608,625	1,369,817
Inventories	106,082	80,539
Price protection agreement upfront asset, net	187,544	209,668
Other non-current assets	79,081	38,335
Total non-current assets	1,981,332	1,698,359
Total assets	$3,726,740	$3,864,160
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts and construction payable	$46,024	$36,655
Accrued liabilities	60,329	95,086
Current portion of long-term debt	—	67,411
Deferred revenue	45,547	74,301
Other current liabilities	31,638	25,596
Total current liabilities	183,538	299,049
Non-current liabilities
Long-term debt, net of current portion	934,583	931,330
Deferred revenue	80,861	83,889
Deferred government grant	26,134	22,101
Deferred investment tax credit	35,285	26,860
Deferred income taxes	27,021	51,558
Other non-current liabilities	68,371	57,005
Total non-current liabilities	1,172,255	1,172,743
Total liabilities	1,355,793	1,471,792
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A cumulative perpetual convertible preferred stock ($0.0001 par value, 400,000 shares authorized, issued and outstanding as of June 30, 2026, and December 31, 2025, respectively; aggregate liquidation preference of $428,088 and $413,489 as of June 30, 2026 and December 31, 2025, respectively)	413,611	413,611
Stockholders’ equity:
Preferred stock, undesignated ($0.0001 par value, 49,600,000 shares authorized as of June 30, 2026, and December 31, 2025, respectively, zero issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 193,301,058 and 192,607,429 shares issued, and 178,051,276 and 177,357,647 shares outstanding, as of June 30, 2026, and December 31, 2025, respectively)	19	19
Additional paid-in capital	1,978,458	1,970,970
Retained earnings	206,164	234,428
Accumulated other comprehensive income (loss)	(258)	387
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,957,336	1,978,757
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,726,740	$3,864,160
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(U.S. dollars in thousands, except share and per share data)	2026	2025	2026	2025
Revenue (including related party)	$108,490	$57,393	$199,139	$118,203
Price protection agreement income	17,580	—	59,853	—
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	72,292	50,431	146,537	99,262
Selling, general and administrative	35,164	27,429	68,804	51,595
Depreciation, depletion and amortization	35,379	20,777	67,516	42,161
Start-up costs	14,428	761	20,317	1,737
Advanced projects and development	1,283	2,496	3,188	2,970
Other operating costs and expenses (income), net	(447)	(619)	8,781	(862)
Total operating costs and expenses, net	158,099	101,275	315,143	196,863
Operating loss	(32,029)	(43,882)	(56,151)	(78,660)
Interest expense, net	(9,703)	(5,414)	(19,549)	(13,029)
Other income, net	12,397	6,572	32,723	21,790
Loss before income taxes	(29,335)	(42,724)	(42,977)	(69,899)
Income tax benefit	9,039	11,852	14,713	16,379
Net loss	$(20,296)	$(30,872)	$(28,264)	$(53,520)

Loss per common share:
Basic	$(0.11)	$(0.19)	$(0.16)	$(0.33)
Diluted	$(0.11)	$(0.19)	$(0.16)	$(0.33)

Weighted-average shares outstanding:
Basic	178,409,085	163,834,693	178,215,393	163,799,713
Diluted	178,409,085	163,834,693	178,215,393	163,799,713
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Net loss	$(20,296)	$(30,872)	$(28,264)	$(53,520)
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale securities and other	(216)	(25)	(645)	(199)
Total comprehensive loss	$(20,512)	$(30,897)	$(28,909)	$(53,719)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended June 30, 2026 and 2025
	Redeemable Preferred Stock		Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 1, 2026	400,000	$413,611	—	$—	177,669,668	$19	$1,967,757	$226,460	$(42)	$(227,047)	$1,967,147
Stock-based compensation	—	—	—	—	55,036	—	11,313	—	—	—	11,313
Shares used to settle payroll tax withholding	—	—	—	—	(11,169)	—	(612)	—	—	—	(612)
Shares issued upon conversion of 2026 Notes	—	—	—	—	337,741	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(20,296)	—	—	(20,296)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(216)	—	(216)
Balance as of June 30, 2026	400,000	$413,611	—	$—	178,051,276	$19	$1,978,458	$206,164	$(258)	$(227,047)	$1,957,336

Balance as of April 1, 2025	—	$—	—	$—	163,445,597	$18	$965,487	$297,654	$(1)	$(227,047)	$1,036,111
Stock-based compensation	—	—	—	—	30,358	—	5,571	—	—	—	5,571
Shares used to settle payroll tax withholding	—	—	—	—	(10,249)	—	(235)	—	—	—	(235)
Net loss	—	—	—	—	—	—	—	(30,872)	—	—	(30,872)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(25)	—	(25)
Balance as of June 30, 2025	—	$—	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550

	Six months ended June 30, 2026 and 2025
	Redeemable Preferred Stock		Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	400,000	$413,611	—	$—	177,357,647	$19	$1,970,970	$234,428	$387	$(227,047)	$1,978,757
Stock-based compensation	—	—	—	—	639,765	—	25,734	—	—	—	25,734
Shares used to settle payroll tax withholding	—	—	—	—	(283,877)	—	(18,246)	—	—	—	(18,246)
Shares issued upon conversion of 2026 Notes	—	—	—	—	337,741	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(28,264)	—	—	(28,264)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(645)	—	(645)
Balance as of June 30, 2026	400,000	$413,611	—	$—	178,051,276	$19	$1,978,458	$206,164	$(258)	$(227,047)	$1,957,336

Balance as of January 1, 2025	—	$—	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Stock-based compensation	—	—	—	—	464,117	—	13,266	—	—	—	13,266
Shares used to settle payroll tax withholding	—	—	—	—	(194,199)	—	(3,877)	—	—	—	(3,877)
Net loss	—	—	—	—	—	—	—	(53,520)	—	—	(53,520)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(199)	—	(199)
Balance as of June 30, 2025	—	$—	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(U.S. dollars in thousands)	2026	2025
Operating activities:
Net loss	$(28,264)	$(53,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	67,516	42,161
Accretion of discount on short-term investments	(12,956)	(11,462)
Stock-based compensation expense	24,217	12,905
Amortization of debt discount and debt issuance costs	3,621	2,074
Lower of cost or net realizable value reserve	—	6,736
Deferred income taxes	(13,444)	(17,936)
Other	154	(5,919)
Decrease (increase) in operating assets:
Trade accounts receivable (including related party)	(25,794)	(2,686)
Other receivables	58,677	(10,951)
Inventories	(20,809)	(52,441)
Prepaid expenses, other current and non-current assets	(13,694)	(4,481)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(4,108)	1,201
Deferred revenue	(33,872)	24,948
Deferred government grant	5,857	3,313
Other current and non-current liabilities	(2,162)	(795)
Net cash provided by (used in) operating activities	4,939	(66,853)
Investing activities:
Additions to property, plant and equipment	(307,711)	(59,473)
Purchases of short-term investments	(1,236,482)	(683,815)
Proceeds from sales of short-term investments	15,840	80,387
Proceeds from maturities of short-term investments	873,593	690,942
Proceeds from return of investment in equity method investee	—	9,673
Proceeds from sale of property, plant and equipment	—	4,063
Proceeds from government awards used for construction	—	12,200
Net cash provided by (used in) investing activities	(654,760)	53,977
Financing activities:
Payments to retire long-term debt	(67,499)	—
Principal payments on debt obligations	(2,177)	(3,857)
Tax withholding on stock-based awards	(18,246)	(3,877)
Net cash used in financing activities	(87,922)	(7,734)
Net change in cash, cash equivalents and restricted cash	(737,743)	(20,610)
Cash, cash equivalents and restricted cash beginning balance	1,167,359	283,603
Cash, cash equivalents and restricted cash ending balance	$429,616	$262,993

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$429,075	$261,535
Restricted cash, current	541	918
Restricted cash, non-current	—	540
Total cash, cash equivalents and restricted cash	$429,616	$262,993
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
The Magnetics segment represents the downstream magnet manufacturing and related operations of the Company, which currently consist of (i) the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant and (ii) the 10X Facility (discussed below). The Magnetics segment began generating revenue from sales of magnetic precursor products to General Motors Company (NYSE: GM) (“GM”) in the U.S. in the first quarter of 2025.
On July 9, 2025, the Company entered into definitive agreements with the United States Department of War (the “DoW”), formerly known as the Department of Defense, (collectively, the “DoW Transaction Agreements”), establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain and reduce foreign dependency (the “DoW Transactions”).
In connection with the DoW Transactions, the Company agreed to expand its Independence Facility, construct a second domestic magnet manufacturing facility in Northlake, Texas (the “10X Facility”), the construction of which has commenced, and extend its heavy rare earth elements (“HREE”) refining capability at Mountain Pass. Additionally, pursuant to the DoW Offtake Agreement (as defined in Note 9, “Operating Leases”), the DoW has (i) guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement, and subject to annual escalation) and (ii) the obligation to purchase all of the magnets produced at the 10X Facility (which may instead be commercially syndicated with the DoW’s approval). Separately, the Company entered into an NdPr price floor protection agreement with the DoW (the “Price Protection Agreement” or “PPA”) for the Company’s NdPr products produced at Mountain Pass that are sold (including on an intercompany basis) or produced and stockpiled starting in the fourth quarter of 2025.
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
For the three and six months ended June 30, 2026, the following customers accounted for more than 10% of the Company’s total revenue: Customer A in the Materials segment accounted for 40% in both applicable periods; Customer B in the Materials segment accounted for 32% and 29%, respectively; and Customer C, primarily in the Magnetics segment, accounted for 15% and 19%, respectively.
For the three and six months ended June 30, 2025, the following customers accounted for more than 10% of the Company’s total revenue: Customer D in the Materials segment accounted for 22% and 43%, respectively; Customer A in the Materials segment accounted for 25% and 22%, respectively; and Customer C, primarily in the Magnetics segment, accounted for 35% and 21%, respectively.
Recently Adopted Accounting Pronouncements: There were no accounting pronouncements adopted during the six months ended June 30, 2026, that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes, including the following item below.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the criteria for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion (as opposed to a debt extinguishment). The Company adopted ASU 2024-04 as of January 1, 2026, on a prospective basis.
Recently Issued Accounting Pronouncements: There were no accounting pronouncements issued during the six months ended June 30, 2026, that had or would be expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes.
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

NOTE 3—PRICE PROTECTION AGREEMENT
The PPA establishes a price floor for the Company’s NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) commencing on October 1, 2025, and continuing for approximately ten years through December 31, 2035. Throughout the PPA’s term, the Company has the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) its designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
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
For the three and six months ended June 30, 2026, the Company recognized $17.6 million and $59.9 million, respectively, in “Price protection agreement income” within the Company’s unaudited Condensed Consolidated Statements of Operations. See Note 13, “Supplemental Balance Sheet Information” for accrued Price protection agreement income amounts within the unaudited Condensed Consolidated Balance Sheets in “Other receivables.”
The right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”) within the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
PPA Upfront Asset	$221,102	$221,102
Less: Accumulated amortization	(33,558)	(11,434)
PPA Upfront Asset, net	$187,544	$209,668
Amortization expense related to the PPA Upfront Asset, which was included in “Depreciation, depletion and amortization” within the Company’s unaudited Condensed Consolidated Statements of Operations, was $10.9 million and $22.1 million for the three and six months ended June 30, 2026, respectively. No such amount was recognized for the three and six months ended June 30, 2025. No impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	June 30, 2026				December 31, 2025
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$15,877	$—	$—	$15,877	$16,536	$—	$—	$16,536
Cash equivalents:
Money market funds	152,987	—	—	152,987	748,322	—	—	748,322
U.S. Treasury securities	92,725	1	—	92,726	334,339	59	—	334,398
Commercial paper	161,000	4	(2)	161,002	48,762	7	—	48,769
Certificates of deposit	6,482	1	—	6,483	17,985	1	—	17,986
Total cash equivalents	413,194	6	(2)	413,198	1,149,408	67	—	1,149,475
Total cash and equivalents	429,071	6	(2)	429,075	1,165,944	67	—	1,166,011
Short-term investments:
U.S. Treasury securities	1,015,855	5	(349)	1,015,511	636,214	367	—	636,581
Commercial paper	1,553	—	—	1,553	21,767	4	—	21,771
Certificates of deposit	6,500	—	—	6,500	5,923	—	—	5,923
Total short-term investments	1,023,908	5	(349)	1,023,564	663,904	371	—	664,275
Total cash, cash equivalents and short-term investments	$1,452,979	$11	$(351)	$1,452,639	$1,829,848	$438	$—	$1,830,286
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and six months ended June 30, 2026, and 2025. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of June 30, 2026, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the three and six months ended June 30, 2026 and 2025.
The Company’s interest and investment income, which is included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest and investment income(1)	$13,715	$8,146	$29,318	$16,711
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds.
As of June 30, 2026, all outstanding available-for-sale investments had contractual maturities within one year and aggregated to a fair value of $1,283.8 million.

NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Raw materials and supplies, including spare parts	$70,989	$56,491
Mined ore stockpiles	24,668	23,795
Work in process	55,333	51,652
Finished goods	22,438	39,622
Total current inventories	173,428	171,560
Add: Non-current portion(1)	106,082	80,539
Total inventories	$279,510	$252,099
(1)Primarily represents stockpiles of mined ore and bastnaesite concentrate that are not expected to be processed or consumed within the next 12 months. The ore and concentrate amounts were $25.7 million and $46.0 million as of June 30, 2026, respectively, and $24.1 million and $31.7 million as of December 31, 2025, respectively.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Land and land improvements	$134,811	$43,422
Buildings and building improvements	101,901	101,564
Machinery and equipment	884,917	756,202
Assets under construction	372,884	302,935
Mineral rights	438,395	438,395
Property, plant and equipment, gross	1,932,908	1,642,518
Less: Accumulated depreciation and depletion	(324,283)	(272,701)
Property, plant and equipment, net	$1,608,625	$1,369,817
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $287.5 million and $66.2 million for the six months ended June 30, 2026, and 2025, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 8, “Debt Obligations”). The capitalized expenditures for the six months ended June 30, 2026 and 2025, related primarily to machinery, equipment and assets under construction to support both the Company’s Independence Facility and 10X Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 15, “Government Grants”) and the chlor-alkali facilities.
In April 2026, the Company purchased a 120‑acre site in Northlake, Texas, for approximately $80 million where construction of the 10X Facility is currently underway.
The Company’s depreciation and depletion expenses, net of amounts capitalized into inventory, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$21,690	$19,123	$40,118	$37,260
Depletion expense	$2,409	$1,288	$4,596	$4,168
There were no property, plant and equipment impairments recognized for the three and six months ended June 30, 2026 and 2025.

NOTE 7—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of June 30, 2026, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
As of June 30, 2026, the credit-adjusted risk-free rate ranged between 6.5% and 8.8% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and six months ended June 30, 2026 and 2025.
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $8.0 million and $7.7 million as of June 30, 2026, and December 31, 2025, respectively. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.3 million and $51.4 million as of June 30, 2026, and December 31, 2025, respectively.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. As of June 30, 2026, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.84%. There were no significant changes in the estimated remaining costs for the three and six months ended June 30, 2026 and 2025.
The total estimated aggregate undiscounted cost of $39.9 million and $40.3 million as of June 30, 2026, and December 31, 2025, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost, timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $18.4 million as of both June 30, 2026, and December 31, 2025. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of both June 30, 2026, and December 31, 2025, the Company had financial assurance requirements of $46.2 million, which were satisfied with surety bonds placed with applicable California state and regional agencies.
NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount
Convertible Notes due 2026	$—	$—	$—	$67,499	$(88)	$67,411
Convertible Notes due 2030	862,793	(15,526)	847,267	862,793	(17,492)	845,301
Samarium Project Loan	150,000	(62,684)	87,316	150,000	(63,971)	86,029
Total long-term debt	$1,012,793	$(78,210)	934,583	$1,080,292	$(81,551)	998,741
Less: Current portion			—			(67,411)
Total long-term debt, net of current portion			$934,583			$931,330

Revolving Credit Facility
In August 2025, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. The Company was in compliance with the applicable financial covenant contained in the Credit Agreement as of June 30, 2026.
Convertible Notes due 2026
In March 2021, the Company issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes was payable on April 1st and October 1st of each year, beginning on October 1, 2021.
In March 2024, the Company irrevocably elected to fix the settlement method for all conversions of the 2026 Notes subsequent to the election date, to a combination of cash and shares of the Company’s common stock. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder would receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of the Company’s common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, the Company could have elected to settle the 2026 Notes in cash, shares of the Company’s common stock or a combination thereof.
The 2026 Notes became convertible at the option of the holders beginning on January 1, 2026, through the business day immediately preceding the maturity date, and on April 1, 2026, at the election of their holders, the 2026 Notes were converted upon maturity pursuant to their terms and settled in full. The Company paid the principal amount of $67.5 million in cash and issued 337,741 shares of the Company’s common stock for the conversion consideration in excess of the principal amount.
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
During the quarter ended June 30, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending September 30, 2026.
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
Samarium Project Loan
In August 2025, the Company issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”), which bears interest at a fixed rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00% at the time of funding. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025.
Equipment Notes
In December 2024, the Company and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. As of June 30, 2026, the Company had $10.9 million of remaining borrowing capacity under the Uncommitted Credit Facility. The promissory notes executed under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders for use at Mountain Pass, have terms between 4 years and 6 years with fixed interest rates between 6.5% and 7.4% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 21, “Supplemental Cash Flow Information.”

The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	June 30, 2026	December 31, 2025
(in thousands)
Equipment notes
Current	$5,135	$3,904
Non-current	23,964	20,366
	$29,099	$24,270
As of June 30, 2026, other than the Credit Agreement, none of the agreements governing the Company’s indebtedness contain financial covenants.
Interest expense, net
Interest expense, net was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest cost on Convertible Notes:
Coupon interest	$6,471	$6,513	$12,984	$13,026
Amortization of debt issuance costs	987	1,041	2,054	2,074
Total Convertible Notes interest cost	7,458	7,554	15,038	15,100
Interest cost on Samarium Project Loan:
Coupon interest	2,017	—	4,035	—
Amortization of debt discount and issuance costs	654	—	1,287	—
Total Samarium Project Loan interest cost	2,671	—	5,322	—
Other interest cost	2,507	362	4,611	516
Interest capitalized to property, plant and equipment, net	(2,933)	(2,502)	(5,422)	(2,587)
Interest expense, net	$9,703	$5,414	$19,549	$13,029
The debt issuance costs associated with the 2030 Notes are being amortized to interest expense over their term at an effective interest rate of 3.52%. The 2026 Notes matured on April 1, 2026, and had no remaining unamortized debt issuance costs to be amortized as of this date.
As of June 30, 2026, and December 31, 2025, accrued and unpaid interest pertaining to the Company’s debt obligations was $11.0 million and $10.9 million, respectively, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
NOTE 9—OPERATING LEASES
The Company’s operating leases consist primarily of corporate office space, warehouses, and equipment used in its operations; the Company’s finance leases are not material. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. No right-of-use asset impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026, and December 31, 2025, the contract liability for reimbursable amounts, which is included within the unaudited Condensed Consolidated Balance Sheets in non-current “Deferred revenue,” totaled $6.0 million and $2.3 million, respectively. Furthermore, certain of these development and commissioning costs of the 10X Facility subject to reimbursement qualify for capitalization as costs to fulfill a contract with a customer. As of June 30, 2026 and December 31, 2025, the Company capitalized $6.0 million and $2.3 million, respectively, of these contract fulfillment costs, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other non-current assets.” These costs will be expensed following the pattern of revenue recognized from the reimbursements under the contract.
Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	June 30, 2026	December 31, 2025
(in thousands)
Operating leases:
Right-of-use assets	Other non-current assets	$19,080	$13,214

Operating lease liability, current	Other current liabilities	$3,733	$3,216
Operating lease liability, non-current	Other non-current liabilities	14,201	8,429
Total operating lease liabilities		$17,934	$11,645
NOTE 10—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 30.8% and 34.2% for the three and six months ended June 30, 2026, respectively, as compared to 27.7% and 23.4% for the three and six months ended June 30, 2025, respectively.
During the six months ended June 30, 2026, the Company placed into service certain machinery and equipment at the Independence Facility subject to the Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”), resulting in a 48C Credit of $11.0 million, net of valuation allowance. The current and noncurrent portions of the 48C Credit are included in “Other current liabilities” and “Deferred investment tax credit,” respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets.
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
On April 17, 2026, a binding arbitration concluded with an award to a general contractor for a construction project totaling $45.3 million, consisting of $36.5 million for the associated claims (of which, $30.5 million was previously estimated and accrued as of December 31, 2025), and $8.8 million in interest. The claims component of $36.5 million pertained directly to the cost of the constructed assets and was recorded as an adjustment to “Property, plant and equipment, net” within the Company’s unaudited Condensed Consolidated Balance Sheets. The interest component of $8.8 million was recognized in “Other operating costs and expenses (income), net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company paid the $45.3 million award amount during the three months ended June 30, 2026.
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
In the event of a voluntary or involuntary liquidation (e.g., a deemed liquidation event), holders of the Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of the Company’s common stock. The liquidation preference payable in cash or other assets equals the greater of (i) the sum of the Stated Value, certain paid-in-kind dividends as defined in the stock purchase agreement, and accrued and unpaid dividends (the “Liquidation Floor”) and (ii) the amount the holders of the Series A Preferred Stock would have received had all the Series A Preferred Stock been converted into common stock at the then-current conversion price immediately prior to such liquidation event. As of June 30, 2026, and December 31, 2025, the aggregate minimum liquidation preference (i.e., the Liquidation Floor) was $428.1 million and $413.5 million, respectively. The Company did not adjust the carrying amount of the Series A Preferred Stock to the current redemption value as a deemed liquidation event was not probable as of June 30, 2026. Subsequent adjustments to increase or decrease the carrying amount to the ultimate redemption value will be made only if a deemed liquidation event (i) has occurred or (ii) becomes probable of occurring in the future.
NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company’s other receivables consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
PPA income receivable	$17,580	$51,016
Government grant receivable	23,276	41,980
Apple prepayment receivable	—	32,000
DoW reimbursable costs receivable	3,892	2,328
Other receivables	11,533	4,718
Other receivables	$56,281	$132,042
The Company’s accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Accrued payroll and related	$17,331	$21,896
Accrued construction costs	30,986	60,289
Accrued taxes	1,870	2,105
Other accrued liabilities	10,142	10,796
Accrued liabilities	$60,329	$95,086

NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by types of goods sold, which are transferred to customers at a point in time:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue category by segment
Materials segment
NdPr oxide and metal	$94,434	$25,045	$165,570	$49,366
Rare earth concentrate	—	11,877	—	41,992
Other revenue	1,195	610	2,236	1,793
Total Materials segment revenue	95,629	37,532	167,806	93,151
Magnetics segment
Magnetic precursor products	16,524	19,861	37,602	25,052
Intersegment eliminations(1)	(3,663)	—	(6,269)	—
Total revenue	$108,490	$57,393	$199,139	$118,203
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
Bill-and-Hold Arrangements: During the three and six months ended June 30, 2026, the Company recognized revenue under bill-and-hold arrangements of $51.3 million and $94.6 million, respectively, as compared to $19.9 million and $25.1 million for the three and six months ended June 30, 2025, respectively, under which control of the product transfers to the customer, but the product remains in the custody of the Company. For sales at the Materials segment, the performance obligation is satisfied at the point in time the finished product is delivered to a third party’s storage warehouse. For sales at the Magnetics segment, the performance obligation is satisfied at the point in time the finished product is packaged, segregated and ready for shipment to the customer.
Contract Balances: Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations.

The following table summarizes the Company’s deferred revenue activity:

	For the six months ended June 30,
(in thousands)	2026	2025
Beginning balance(1)	$158,190	$100,000
Additions to deferred revenue(2)	5,810	50,000
Revenue recognized during the period(3)	(37,592)	(25,052)
Ending balance(1)	$126,408	$124,948

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) For the six months ended June 30, 2026, the amount related to reimbursable costs from the DoW under the DoW Offtake Agreement (see Note 9, “Operating Leases,” for details) as well as a significant financing component associated with the Apple long-term supply agreement discussed below. For the six months ended June 30, 2025, the amount related to the final prepayment for magnetic precursor products under the long-term agreement with GM.

(3) All the revenue recognized during the period was included in the beginning deferred revenue balance. For the three months ended June 30, 2026, and 2025, the Company recognized $16.5 million and $19.9 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

As of June 30, 2026, the Company classified the full amount of the remaining prepayment from GM of $45.5 million as current deferred revenue within its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation that the related performance obligations will be satisfied within one year after this date. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon various operational decisions that could impact the production levels of NdPr metal at the Independence Facility.
In July 2025, the Company entered into a definitive, long-term supply agreement with Apple Inc. (“Apple”) for the development, manufacture, and supply of magnets from the Company’s Independence Facility, as well as the development and installation of scaled recycling capabilities at Mountain Pass to produce the contained rare earths from post-industrial and post-consumer recycled rare earth feedstocks. In connection with the agreement, and subject to achieving specified milestones, Apple agreed to make prepayments in the aggregate amount of $200.0 million for the purchase of magnets from the Company.
As of June 30, 2026, the Company had received cumulative prepayments from Apple of $72.0 million and had not yet recognized any of this amount as revenue under this arrangement. As of June 30, 2026, the Company classified the $72.0 million as non-current deferred revenue within its unaudited Condensed Consolidated Balance Sheets based on the Company’s expected satisfaction of the associated performance obligations beginning no earlier than the latter half of 2027. Due to the extended timing difference between when Apple makes a prepayment for magnets and when the Company expects to transfer control of those magnets to Apple, the Company identified a significant financing component. The significant financing component is accreted to interest expense using the Company’s incremental borrowing rate over the period in which the prepayments are outstanding with an accrual to increase deferred revenue.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants: In February 2022, the Company was awarded a $35.0 million contract by the DoW Office of Industrial Base Analysis and Sustainment program to design and build a facility to process HREE at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). The funds received pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets associated with the HREE Facility. During the six months ended June 30, 2026 and 2025, the Company recorded HREE Facility grant amounts of $5.0 million and $12.2 million, respectively.
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
As of June 30, 2026, and December 31, 2025, the government grant receivable and the deferred government grant balances within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit.
The current and non-current portions of the government grant receivable are included in “Other receivables” and “Other non-current assets,” respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets (see also Note 13, “Supplemental Balance Sheet Information”). The non-current portion of the government grant receivable balance was $23.4 million and zero as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company received $19.0 million related to the 45X Credit claimed on its 2024 federal tax return. The current portions of deferred government grants, which are included in “Other current liabilities,” were not material.
The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$7,398	$3,855	$15,004	$7,118
Selling, general and administrative	$1,481	$75	$2,540	$452
Depreciation, depletion and amortization	$681	$549	$1,338	$1,084
NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Warrant
On July 10, 2025, the Company issued a warrant (the “Warrant”) to the DoW, exercisable at any time, in whole or in part, in cash or in net share settlement at the DoW’s option, for a period of ten years prior to its expiration on July 10, 2035, for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share. The strike price of $30.03 is subject to customary anti-dilution adjustments. As of June 30, 2026, no shares of common stock had been issued pursuant to the exercise of the Warrant.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the “Stock Awards”); and performance awards, which vest contingent upon the attainment of market- and/or performance-based goals. In November 2025, the Board of Directors approved and authorized annual increases to the shares of common stock available for issuance under the 2020 Incentive Plan equal to 2% of the Company’s outstanding common stock as of December 31st of the immediately preceding year, with the first increase effective January 1, 2026, and continuing annually through the year ending December 31, 2030. As of June 30, 2026, the Company had not issued any stock options or SARs and there were 7,392,043 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In March 2026, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2026 Performance Share Plan”). Pursuant to the 2026 Performance Share Plan, during the six months ended June 30, 2026, the Company granted 114,224 market-based performance stock units (“PSUs”) at target. The market-based PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 500 Index over three separate performance periods of one, two, and three years. The market-based PSUs will cliff vest after a requisite service period of approximately three years, assuming the market-based TSR goals are achieved. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.

The Company’s stock-based compensation was recorded as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$1,804	$714	$4,354	$2,748
Selling, general and administrative	8,965	4,586	18,570	9,701
Start-up costs	475	127	1,162	331
Advanced projects and development	43	125	131	125
Total stock-based compensation expense	$11,287	$5,552	$24,217	$12,905

Stock-based compensation capitalized to property, plant and equipment, net	$940	$957	$2,456	$2,236
Stock-based compensation capitalized to inventories	$734	$—	$2,176	$—
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

Valuation Assumptions:	June 30, 2026	December 31, 2025
Expected volatility	76.2%	79.6%
Risk-free interest rate	4.2%	3.7%
Discount rate	8.2%	7.7%
Dividend yield	—%	—%
Term to maturity	3.7 years	4.2 years
Stock price	$56.01	$50.52
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
The Company’s financial instrument assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$429,075	$429,075	$429,075	$—	$—
Short-term investments	$1,023,564	$1,023,564	$1,023,564	$—	$—
Restricted cash	$541	$541	$541	$—	$—
Derivative instrument	$11,583	$11,583	$—	$—	$11,583
Financial liabilities:
2030 Notes	$847,267	$2,314,641	$2,314,641	$—	$—
Samarium Project Loan	$87,316	$98,536	$—	$98,536	$—
Equipment notes	$29,099	$29,972	$—	$29,972	$—

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,166,011	$1,166,011	$1,166,011	$—	$—
Short-term investments	$664,275	$664,275	$664,275	$—	$—
Restricted cash	$1,348	$1,348	$1,348	$—	$—
Derivative instrument	$8,708	$8,708	$—	$—	$8,708
Financial liabilities:
2026 Notes	$67,411	$82,449	$82,449	$—	$—
2030 Notes	$845,301	$2,172,782	$2,172,782	$—	$—
Samarium Project Loan	$86,029	$98,081	$—	$98,081	$—
Equipment notes	$24,270	$25,339	$—	$25,339	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$12,806	$6,997	$8,708	$—
Included in earnings(1)	(1,223)	(2,529)	2,875	4,468
Ending balance	$11,583	$4,468	$11,583	$4,468
(1)The gains (losses) are included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three and six months ended June 30, 2026, and 2025, the weighted-average common shares outstanding used in the calculation of basic loss per common share were the same as the weighted-average common shares outstanding used in the calculation of diluted loss per common share because the Company was in a loss position for both periods presented.

The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted loss per common share because to do so would have been anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
2030 Notes	39,683,215	39,683,215	39,683,215	39,683,215
Series A Preferred Stock	13,320,013	—	13,320,013	—
Warrant	11,201,659	—	11,201,659	—
RSUs	1,610,509	1,765,358	1,610,509	1,765,358
PSUs	708,908	397,729	708,908	397,729
Total	66,524,304	41,846,302	66,524,304	41,846,302
The following table presents the calculation of basic and diluted loss per common share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Calculation of basic loss per common share:
Net loss attributable to common stockholders	$(20,296)	$(30,872)	$(28,264)	$(53,520)
Weighted-average shares outstanding, basic	178,409,085	163,834,693	178,215,393	163,799,713
Basic loss per common share	$(0.11)	$(0.19)	$(0.16)	$(0.33)

Calculation of diluted loss per common share:
Net loss attributable to common stockholders	$(20,296)	$(30,872)	$(28,264)	$(53,520)
Weighted-average shares outstanding, diluted	178,409,085	163,834,693	178,215,393	163,799,713
Diluted loss per common share	$(0.11)	$(0.19)	$(0.16)	$(0.33)
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into the Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Company has not exercised any of the Capped Call Options as of June 30, 2026.
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
Revenue and Cost of Sales: For the three and six months ended June 30, 2025, during the period when Shenghe was considered a related party, the Company recognized $11.9 million and $42.0 million, respectively, of rare earth concentrate revenue, $0.5 million and $9.3 million, respectively, of NdPr oxide and metal revenue and incurred $8.6 million and $31.4 million, respectively, of associated Cost of sales (excluding depreciation, depletion and amortization).
Purchases of Materials and Supplies: For the three and six months ended June 30, 2025, during the period when Shenghe was considered a related party, the Company purchased from Shenghe in the ordinary course of business zero and $16.1 million of certain raw materials (generally produced by an unrelated third-party manufacturer), respectively.
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
The Magnetics segment includes (i) the Independence Facility, where the Company produces and sells magnetic precursor products and, beginning in December 2025, commenced manufacturing NdFeB permanent magnets, and (ii) the 10X Facility. The initial sales from the Independence Facility of magnetic precursor products, including NdPr metal, were made to GM and began in the first quarter of 2025.
The chief operating decision maker (“CODM”) uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues and price protection agreement income less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated loss before income taxes for the three and six months ended June 30, 2026 and 2025, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended June 30, 2026
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$91,966	$16,524	$108,490
Intersegment revenues(1)	3,663	—	3,663
	95,629	16,524	112,153
Elimination of intersegment revenues(1)			(3,663)
Total consolidated revenues			$108,490
Price protection agreement income	17,580	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	69,325	4,349
Selling, general and administrative (excluding stock-based compensation expense)(3)	10,522	4,048
Other segment items(4)	857	595
Segment Adjusted EBITDA	$32,505	$7,532	40,037

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(10,983)
Elimination of intersegment Adjusted EBITDA(1)			(561)
Depreciation, depletion and amortization			(35,379)
Interest expense, net			(9,703)
Stock-based compensation expense			(11,287)
Initial start-up costs			(13,588)
Transaction-related and other costs			285
Accretion of asset retirement and environmental obligations			(385)
Loss on disposals of long-lived assets, net			(168)
Other income, net			12,397
Loss before income taxes			$(29,335)

Segment capital expenditures	$85,773	$144,257	$230,030
Other capital expenditures(6)			305
Total capital expenditures for the three months ended June 30, 2026			$230,335
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $1.8 million for the three months ended June 30, 2026. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026, was $9.0 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(6)Includes amounts not allocated to the reportable segments (related to corporate).

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
(5)Includes amounts not allocated to the reportable segments (related to corporate).

	For the six months ended June 30, 2026
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$161,537	$37,602	$199,139
Intersegment revenues(1)	6,269	—	6,269
	167,806	37,602	205,408
Elimination of intersegment revenues(1)			(6,269)
Total consolidated revenues			$199,139
Price protection agreement income	59,853	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	136,105	11,877
Selling, general and administrative (excluding stock-based compensation expense)(3)	20,624	7,521
Other segment items(4)	1,693	1,080
Segment Adjusted EBITDA	$69,237	$17,124	86,361

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(20,570)
Elimination of intersegment Adjusted EBITDA			(688)
Depreciation, depletion and amortization			(67,516)
Interest expense, net			(19,549)
Stock-based compensation expense			(24,154)
Initial start-up costs			(18,441)
Transaction-related and other costs(6)			(10,204)
Accretion of asset retirement and environmental obligations			(771)
Loss on disposals of long-lived assets, net			(168)
Other income, net			32,723
Loss before income taxes			$(42,977)

Segment capital expenditures	$116,319	$190,868	$307,187
Other capital expenditures(7)			524
Total capital expenditures for the six months ended June 30, 2026			$307,711
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $4.4 million for the six months ended June 30, 2026. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026, was $18.6 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(7)Includes amounts not allocated to the reportable segments (related to corporate).

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
(5)Includes amounts not allocated to the reportable segments (related to corporate).

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the six months ended June 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$13,657	$12,231
Change in construction payables and accrued construction costs	$(20,198)	$6,681
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$6,934	$27,029
Operating right-of-use assets obtained in exchange for lease liabilities	$7,977	$1,451

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
The Magnetics segment represents our downstream magnet manufacturing and related operations, which currently consist of (i) the Independence Facility, a fully integrated metal, alloy, and magnet manufacturing plant and (ii) the 10X Facility (discussed below). The Magnetics segment began generating revenue from sales of magnetic precursor products to a single customer in the U.S., in the first quarter of 2025, and commenced the manufacturing of neodymium-iron-boron (“NdFeB”) permanent magnets in December 2025.
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
Recent Developments
10X Facility
In February 2026, we announced the selection of a 120‑acre site in Northlake, Texas, for our second domestic magnet manufacturing facility (the “10X Facility”), as discussed further below. We closed on the purchase of this land in April 2026 at a cost of approximately $80 million where construction of the 10X Facility is currently underway.
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
In the second half of 2026, we expect to begin refining HREE with initial production of terbium and dysprosium. As part of our partnership with the United States Department of War (the “DoW”), we have committed to further extend our HREE refining capabilities to include the separation of samarium oxide and to recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), we will develop and install scaled magnet recycling capabilities at Mountain Pass with dedicated capacity for both NdPr and heavy rare earth separation.
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
In the first quarter of 2025, we commenced sales of magnetic precursor products, primarily NdPr metal. We expect to continue selling magnetic precursor products ahead of fully commissioning our magnet manufacturing capabilities, which commissioning began in late 2025. After the Independence Facility is commissioned and scaled, we expect to primarily sell permanent magnets.
In July 2025, we entered into definitive agreements with the DoW establishing a transformational public-private partnership with the DoW to accelerate the build-out of an end-to-end U.S. rare earth magnet supply chain. In connection with these agreements, the Company committed to construct the 10X Facility. We expect to invest more than $1.25 billion in this project, which is supported by approximately $200 million of state and local incentive packages, as well as a 10‑year magnet offtake agreement with the DoW. The 10X Facility is expected to begin commissioning in 2028, and once completed and scaled, it will produce an estimated 7,000 metric tons (“MTs”) of magnets per year. When combined with the Independence Facility’s 3,000 MTs per year of magnets, our overall U.S. rare earth magnet production capacity will expand to an estimated 10,000 MTs per year.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Consolidated Results

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except per share data and percentages)	2026	2025	$	%	2026	2025	$	%
Total revenue	$108,490	$57,393	$51,097	89%	$199,139	$118,203	$80,936	68%
Net loss	$(20,296)	$(30,872)	$10,576	34%	$(28,264)	$(53,520)	$25,256	47%
Basic loss per common share	$(0.11)	$(0.19)	$0.08	42%	$(0.16)	$(0.33)	$0.17	52%
Diluted loss per common share	$(0.11)	$(0.19)	$0.08	42%	$(0.16)	$(0.33)	$0.17	52%

Adjusted EBITDA(1)	$28,493	$(12,535)	$41,028	N/M	$65,103	$(15,231)	$80,334	N/M
Adjusted Net Income (Loss)(1)	$(2,089)	$(21,374)	$19,285	90%	$4,563	$(41,272)	$45,835	N/M
Adjusted Diluted EPS(1)	$(0.01)	$(0.13)	$0.12	92%	$0.02	$(0.25)	$0.27	N/M

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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
NdPr oxide and metal	$94,434	$25,045	$69,389	277%	$165,570	$49,366	$116,204	235%
Rare earth concentrate	—	11,877	(11,877)	N/M	—	41,992	(41,992)	N/M
Magnetic precursor products	16,524	19,861	(3,337)	(17)%	37,602	25,052	12,550	50%
Other revenue	1,195	610	585	96%	2,236	1,793	443	25%
Intersegment eliminations(1)	(3,663)	—	(3,663)	N/M	(6,269)	—	(6,269)	N/M
Total revenue	$108,490	$57,393	$51,097	89%	$199,139	$118,203	$80,936	68%

N/M = Not meaningful.
(1) Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.
Consolidated total revenue increased for the three and six months ended June 30, 2026, as compared to the respective prior year periods, driven by higher revenue in the Materials Segment, due to the continued ramping of production and sales of separated products, as well as higher market prices, partially offset by the cessation of our concentrate sales in July 2025. Additionally, consolidated total revenue for the six months ended June 30, 2026, benefited from an increase in revenue from magnetic precursor products associated with the ramp in production year over year in our Magnetics Segment. See the “Segment Results” section below for further discussion of changes in revenue.

Price protection agreement income
Our Price Protection Agreement with the DoW (“PPA”) for our NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) commenced on October 1, 2025. Given market prices for NdPr Products during the periods presented below, we recognized price protection agreement income (“PPA Income”) based on the right to receive cash from the DoW for the difference between $110 per kilogram equivalent of NdPr included in the NdPr Products and the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA) for the NdPr Products produced at Mountain Pass that were sold or produced and stockpiled during the three and six months ended June 30, 2026. A substantial majority of the PPA Income recognized during the three and six months ended June 30, 2026, pertained to sales to third parties.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Price protection agreement income	$17,580	$—	$17,580	N/M	$59,853	$—	$59,853	N/M

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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$72,292	$50,431	$21,861	43%	$146,537	$99,262	$47,275	48%
The increases in COS for the three and six months ended June 30, 2026, were driven by higher sales of NdPr oxide and metal during the current year periods as NdPr Sales Volumes for these periods increased by 127% and 122%, respectively, over the prior year’s respective periods. Furthermore, NdPr oxide and metal per-unit production costs are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables. COS for the three and six months ended June 30, 2026, also benefited from a higher Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which resulted in lower COS year over year of $3.5 million and $7.9 million, respectively, for the three and six months ended June 30, 2026.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2026 even as certain per-unit production efficiencies and economies of scale are expected to be achieved. Accordingly, in future periods, increases in sales of NdPr oxide, metal, and/or heavy rare earths may result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products as well as magnets at Independence, COS may also increase.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$35,164	$27,429	$7,735	28%	$68,804	$51,595	$17,209	33%
The increases in SG&A expenses for the three and six months ended June 30, 2026, as compared to the respective prior year periods, were driven primarily by higher personnel costs, which increased by $7.1 million and $14.3 million, respectively, primarily due to the continued growth in our employee headcount to support our downstream expansion, as well as higher stock-based compensation expense, which was impacted by the increased headcount and performance-based stock awards recently granted.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment, depletion of mineral rights and beginning with the fourth quarter of 2025, amortization of the right to the price floor protection granted by the DoW under the PPA.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Depreciation, depletion and amortization	$35,379	$20,777	$14,602	70%	$67,516	$42,161	$25,355	60%
The year-over-year increases in DD&A for the three and six months ended June 30, 2026, primarily reflect $10.9 million and $22.1 million, respectively, of amortization related to the price protection agreement upfront asset, with no comparable expense in the respective prior year periods.
Start-up costs
Start-up costs relate to costs associated with restarting an existing facility or commissioning a new facility, circuit or process of our production, manufacturing, or separations facilities prior to the achievement of commercial production, that do not qualify for capitalization. Such costs, which are expensed as incurred, include certain salaries and wages, outside services, parts, raw materials, training, and utilities, among other items, used or consumed directly in these start-up activities.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Start-up costs	$14,428	$761	$13,667	N/M	$20,317	$1,737	$18,580	N/M

N/M = Not meaningful.
The year-over-year increases in start-up costs for the three and six months ended June 30, 2026, were attributable primarily to the ramp-up of start-up activities for magnet production and chlor-alkali facilities. More specifically, a significant portion of the start-up costs for the three and six months ended June 30, 2026, pertained to non-inventoriable labor and material costs associated with initial production of magnets at Independence. As we continue to ramp up start-up activities related to these and other initiatives, including those associated with our HREE Facility, we expect that start-up costs may continue to increase in future periods before declining once we reach commercial production for these capabilities.
Advanced projects and development
Advanced projects and development consists principally of costs incurred to support growth initiatives, including business and corporate development, as well as costs incurred in connection with research and development of new processes or to significantly enhance our existing processes.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Advanced projects and development	$1,283	$2,496	$(1,213)	(49)%	$3,188	$2,970	$218	7%
The year-over-year decrease in advanced projects and development for the three months ended June 30, 2026, was primarily due to the transaction costs incurred in the prior year period associated with the establishment of our partnership with the DoW.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of legal settlements, accretion of asset retirement and environmental obligations, gains or losses on disposals of long-lived assets, including demolition costs, and other operating expenses.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Other operating costs and expenses (income), net	$(447)	$(619)	$172	28%	$8,781	$(862)	$9,643	N/M

N/M = Not meaningful.
The year-over-year increase for the six months ended June 30, 2026, was primarily attributable to an $8.8 million settlement of a construction-related litigation matter. See Note 11, “Commitments and Contingencies,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 3.00% per annum coupon interest rate and amortization of the debt issuance costs on our 2030 Notes (as defined below), as well as interest expense associated with the Samarium Project Loan (as defined below), offset by interest capitalized to property, plant and equipment.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$9,703	$5,414	$4,289	79%	$19,549	$13,029	$6,520	50%
Interest expense, net for the three and six months ended June 30, 2026, increased year over year primarily due to the interest expense associated with the issuance of the Samarium Project Loan in August 2025, partially offset by higher capitalized interest in the current year periods, which has increased as we continue commissioning our magnet manufacturing capabilities at the Independence Facility, have begun construction of our 10X Facility, and continue progressing on various projects at Mountain Pass.
Other income, net
Other income, net consists of interest and investment income and non-operating gains or losses. Interest and investment income is principally generated from accretion of the discount on such investments.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Other income, net	$12,397	$6,572	$5,825	89%	$32,723	$21,790	$10,933	50%
Other income, net for the three and six months ended June 30, 2026, increased year over year primarily as a result of $5.5 million and $12.9 million, respectively, of higher interest and investment income earned on our short-term investments and interest-bearing demand deposit accounts, driven by the increase in our short-term investments balance as a result of the funds received as part of our partnership with the DoW (the “DoW Transactions”) as well as an offering of shares of our common stock in 2025.
Income tax benefit
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Loss before income taxes	$(29,335)	$(42,724)	$13,389	31%	$(42,977)	$(69,899)	$26,922	39%
Income tax benefit	$9,039	$11,852	$(2,813)	(24)%	$14,713	$16,379	$(1,666)	(10)%
Effective tax rate	30.8%	27.7%			34.2%	23.4%

The effective tax rate for the three and six months ended June 30, 2026, differed from the statutory tax rate of 21% primarily due to the 45X Credit and excess tax benefits associated with stock-based compensation, offset by a deduction limitation on officers’ compensation. The effective tax rate for the three and six months ended June 30, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined REO and related products as well as, historically, rare earth concentrate products. The Materials segment operating results include intercompany sales made by the Materials segment to the Magnetics segment.
KPIs

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in whole units, except percentages)	2026	2025	Unit	%	2026	2025	Unit	%
Separated NdPr products(1)
NdPr Production Volume (MTs)	840	597	243	41%	1,757	1,160	597	51%
NdPr Sales Volume (MTs)	1,006	443	563	127%	2,012	907	1,105	122%
Rare earth concentrate(1)
REO Production Volume (MTs)	11,072	13,145	(2,073)	(16)%	24,055	25,358	(1,303)	(5)%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.
Revenue, PPA Income, and Segment Adjusted EBITDA

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue:
NdPr oxide and metal	$94,434	$25,045	$69,389	277%	$165,570	$49,366	116,204	235%
Rare earth concentrate	—	11,877	(11,877)	N/M	—	41,992	$(41,992)	N/M
Other revenue	1,195	610	585	96%	2,236	1,793	443	25%
Total revenue	$95,629	$37,532	$58,097	155%	$167,806	$93,151	$74,655	80%

Price protection agreement income	$17,580	$—	$17,580	N/M	$59,853	$—	$59,853	N/M

Segment Adjusted EBITDA(1)	$32,505	$(12,678)	$45,183	N/M	$69,237	$(8,920)	$78,157	N/M

N/M = Not meaningful.
(1) See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.
The increases in NdPr oxide and metal revenue for the three and six months ended June 30, 2026, as compared to the respective prior year periods, were primarily driven by higher market prices, as well as higher NdPr Sales Volume, which increased by 127% and 122%, respectively, as a result of continuing to ramp our production of separated products. The year-over-year decreases in rare earth concentrate revenue for the three and six months ended June 30, 2026, were driven by the July 2025 cessation of all sales to customers in China.
The increases in Materials Segment Adjusted EBITDA for the three and six months ended June 30, 2026, when compared to the respective prior year periods, were driven primarily by the increases in total revenue, as discussed above, as well as the PPA Income. These increases were netted against higher segment cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense), which increased year over year by $29.1 million and $51.4 million, respectively, driven primarily by the year-over-year increases in NdPr Sales Volume.

Magnetics Segment
The Magnetics segment includes (i) the Independence Facility, where we produce and sell magnetic precursor products and commenced manufacturing NdFeB permanent magnets in December 2025 and (ii) the 10X Facility, which is currently under construction.
Revenue and Segment Adjusted EBITDA

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue:
Magnetic precursor products	$16,524	$19,861	$(3,337)	(17)%	$37,602	$25,052	$12,550	50%

Segment Adjusted EBITDA(1)	$7,532	$8,089	$(557)	(7)%	$17,124	$8,582	$8,542	100%

(1) See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.
The increase in the production of magnetic precursor products at the Independence Facility for the six months ended June 30, 2026 drove both the higher sales of magnetic precursor products recognized in the current period under the long-term supply agreement with GM, as well as the year-over-year increase in Magnetics Segment Adjusted EBITDA. Revenue from magnetic precursor products decreased for the three months ended June 30, 2026, primarily due to the start-up of magnet production and its impact on the pricing mechanism for those products, which resulted in a proportionally lower amount of costs being allocated to magnetic precursor products rather than initial magnet products. We continue to expect that the historical trend of Magnetics revenue and Segment Adjusted EBITDA will be impacted by the volumes of precursor products produced and sold, and in the future, permanent magnets.
Under our long-term supply agreement with GM, as of June 30, 2026, we collected all required prepayments for the sale of magnetic precursor products (i.e., NdPr metal) totaling $150.0 million. As of this same date, we had sold $104.5 million of magnetic precursor products to GM and remain obligated to transfer the remaining $45.5 million, which we anticipate will be satisfied within one year after June 30, 2026. Upon fulfilling our remaining commitment, we do not anticipate additional sales of magnetic precursor products to GM. However, we currently anticipate that we will begin sales of finished magnets to GM in 2026, prior to fulfilling our remaining commitment regarding magnetic precursor products.
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

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Corporate expenses and other	$10,983	$7,946	$3,037	38%	$20,570	$14,893	$5,677	38%
The increases in corporate expenses and other for the three and six months ended June 30, 2026, as compared to the respective prior year periods, were driven primarily by higher personnel costs (other than stock-based compensation expense) related to administrative personnel, professional service fees, as well as expenses related to corporate travel.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In addition to net cash from operating activities, which includes advanced payments from customers for future goods and services, our principal sources of liquidity have been issuances of long-term debt and offerings of shares of our common stock, most recently in July 2025, and the Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) issued in July 2025 as part of the DoW Transactions. As of June 30, 2026, we had $1.5 billion of cash, cash equivalents and short-term investments and $1.0 billion of principal amount of long-term debt and equipment notes, including $5.1 million classified as current.
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
The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. Our principal capital expenditure requirements relate mainly to further investing in Mountain Pass, including the development of our facility to process HREE at Mountain Pass (the “HREE Facility”), recommissioning the chlor-alkali facilities, development of recycling capabilities, Upstream 60K, and other growth and investment projects, completing the commissioning of our magnet manufacturing capabilities at Independence, construction of the 10X Facility, as well as periodic repairs and maintenance costs. We expect to spend between $500 million and $600 million of capital costs in 2026 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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
Debt and Other Long-Term Obligations
Revolving Credit Facility: In August 2025, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is guaranteed by us and our subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. We are in compliance with the applicable financial covenant contained in the Credit Agreement as of June 30, 2026.
2026 Notes: In March 2021, we issued $690.0 million in aggregate principal amount of 0.25% unsecured convertible senior notes (the “2026 Notes”) at a price of par. Interest on the 2026 Notes was payable on April 1st and October 1st of each year, beginning on October 1, 2021.
In March 2024, we irrevocably elected to fix the settlement method for all conversions of the 2026 Notes subsequent to the election date, to a combination of cash and shares of our common stock. As a result, for any conversions of 2026 Notes occurring after the election date, a converting holder would receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) shares of our common stock for any conversion consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes converted. Prior to the election being made, we could have elected to settle the 2026 Notes in cash, shares of our common stock or a combination thereof.
The 2026 Notes became convertible at the option of the holders beginning on January 1, 2026, through the business day immediately preceding the maturity date, and on April 1, 2026, at the election of their holders, the 2026 Notes were converted upon maturity pursuant to their terms and settled in full. We paid the principal amount of $67.5 million in cash and issued 337,741 shares of our common stock for the conversion consideration in excess of the principal amount.
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
During the quarter ended June 30, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending September 30, 2026.
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
Samarium Project Loan: In August 2025, we issued a $150.0 million unsecured promissory note to the DoW with a 12-year term, maturing on August 1, 2037 (the “Samarium Project Loan”), which bears interest at a fixed rate of 5.38% per annum, calculated as the 10-year U.S. Treasury constant maturity rate plus 1.00% at the time of funding. Interest on the Samarium Project Loan is payable in cash quarterly in arrears on the 15th day of each calendar quarter, beginning on October 15, 2025.
Equipment Notes: In December 2024, we and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. We executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of June 30, 2026, we had $10.9 million of remaining borrowing capacity under the Uncommitted Credit Facility. Our equipment notes, which are secured by the purchased equipment, had $29.1 million in principal outstanding as of June 30, 2026.
See Note 8, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.
Leases: We have lease arrangements for certain equipment and facilities, including office space, warehouses, and equipment used in our operations. As of June 30, 2026, we had future expected lease payment obligations totaling $22.2 million, with $4.9 million due within the next 12 months. Our finance leases were not material. See Note 9, “Operating Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 7, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Cash Flows
The following table summarizes our cash flows:

	For the six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$4,939	$(66,853)	$71,792	N/M
Investing activities	$(654,760)	$53,977	$(708,737)	N/M
Financing activities	$(87,922)	$(7,734)	$(80,188)	N/M
N/M = Not meaningful.
Net Cash Provided by (Used in) Operating Activities: Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2026, as compared to the net cash used in operating activities of $66.9 million in the prior year period, driven primarily by the increase in product sales, as well as the $93.3 million received from the DoW for the PPA Income recognized in the fourth quarter of 2025 and the first quarter of 2026, with no comparable cash inflow in the prior year period. Additionally, we received $19.0 million related to the 45X Credit claimed on our 2024 federal tax return during the six months ended June 30, 2026. Offsetting these items was the recognition of $50.0 million of deferred revenue related to a prepayment for magnetic precursor products in the prior year period, with no comparable cash inflows in the current year period.

Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities was $654.8 million for the six months ended June 30, 2026, as compared to the net cash provided by investing activities of $54.0 million in the prior year period, driven primarily by higher purchases of short-term investments in the current year period, offset partially by higher cash receipts from sales and maturities of short-term investments in the current year period, resulting in a net increase of cash used in investing activities of $434.6 million. Furthermore, additions to property, plant and equipment increased for the six months ended June 30, 2026, by $248.2 million when compared to the prior year period, and related primarily to (i) an increase in construction spend on certain projects, such as the HREE Facility, the expansion of the Independence Facility, (ii) a portion of an arbitration award payment that was made in the second quarter of 2026 that pertained directly to the cost of the constructed assets, and (iii) initial purchases for the 10X Facility, including a purchase of land for approximately $80 million in April 2026.
Net Cash Used in Financing Activities: Net cash used in financing activities increased by $80.2 million for the six months ended June 30, 2026, as compared to the prior year period, driven primarily by the principal repayment to settle in full our 2026 Notes in the second quarter of 2026, as well as tax withholding on stock-based awards.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(20,296)	$(30,872)	$(28,264)	$(53,520)
Adjusted for:
Depreciation, depletion and amortization	35,379	20,777	67,516	42,161
Interest expense, net	9,703	5,414	19,549	13,029
Income tax benefit	(9,039)	(11,852)	(14,713)	(16,379)
Stock-based compensation expense(1)	11,287	5,427	24,154	12,780
Initial start-up costs(2)	13,588	634	18,441	1,406
Transaction-related and other costs(3)	(285)	5,128	10,204	7,944
Accretion of asset retirement and environmental obligations(4)	385	372	771	745
Loss (gain) on disposals of long-lived assets, net(4)	168	(991)	168	(1,607)
Other income, net	(12,397)	(6,572)	(32,723)	(21,790)
Adjusted EBITDA	$28,493	$(12,535)	$65,103	$(15,231)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and six months ended June 30, 2026, amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations. The six months ended June 30, 2026, includes $8.8 million related to the settlement of a construction-related litigation matter. For the three and six months ended June 30, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. The three and six months ended June 30, 2025, include $1.8 million of transaction costs to establish our partnership with the DoW.
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
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(20,296)	$(30,872)	$(28,264)	$(53,520)
Adjusted for:
Stock-based compensation expense(1)	11,287	5,427	24,154	12,780
Initial start-up costs(2)	13,588	634	18,441	1,406
Transaction-related and other costs(3)	(285)	5,128	10,204	7,944
Loss (gain) on disposals of long-lived assets, net(4)	168	(991)	168	(1,607)
Change in fair value of derivative instrument(5)	1,223	2,529	(2,875)	(4,468)
Tax impact of adjustments above(6)	(7,774)	(3,229)	(17,265)	(3,807)
Adjusted Net Income (Loss)	$(2,089)	$(21,374)	$4,563	$(41,272)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three and six months ended June 30, 2026, amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations. The six months ended June 30, 2026, includes $8.8 million related to the settlement of a construction-related litigation matter. For the three and six months ended June 30, 2025, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. The three and six months ended June 30, 2025, include $1.8 million of transaction costs to establish our partnership with the DoW.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, applied to each adjustment. The adjusted effective tax rates were 29.9%, 34.5%, 25.4% and 23.7% for the three and six months ended June 30, 2026 and 2025, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per common share, which is determined in accordance with GAAP:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Diluted loss per common share	$(0.11)	$(0.19)	$(0.16)	$(0.33)
Adjusted for:
Stock-based compensation expense	0.06	0.04	0.13	0.08
Initial start-up costs	0.08	—	0.10	0.01
Transaction-related and other costs	—	0.03	0.05	0.05
Loss (gain) on disposals of long-lived assets, net	—	(0.01)	—	(0.01)
Change in fair value of derivative instrument	0.01	0.02	(0.01)	(0.03)
Tax impact of adjustments above(1)	(0.05)	(0.02)	(0.09)	(0.02)
Adjusted Diluted EPS	$(0.01)	$(0.13)	$0.02	$(0.25)

Diluted weighted-average shares outstanding	178,409,085	163,834,693	178,215,393	163,799,713
Assumed conversion of Series A Preferred Stock(2)	—	—	13,320,013	—
Assumed conversion of Warrant(2)	—	—	5,625,340	—
Assumed conversion of 2026 Notes(2)	—	—	201,759	—
Assumed conversion of restricted stock units(2)	—	—	1,034,255	—
Assumed conversion of performance stock units(2)	—	—	513,241	—
Adjusted diluted weighted-average shares outstanding	178,409,085	163,834,693	198,910,001	163,799,713
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, applied to each adjustment. The adjusted effective tax rates were 29.9%, 34.5%, 25.4% and 23.7% for the three and six months ended June 30, 2026 and 2025, respectively.
(2)For the six months ended June 30, 2026, these shares were antidilutive for GAAP purposes. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of these shares since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
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
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash provided by (used in) operating activities, which is determined in accordance with GAAP:

	For the six months ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$4,939	$(66,853)
Additions to property, plant and equipment, net(1)	(307,711)	(47,273)
Free Cash Flow	$(302,772)	$(114,126)
(1)Amount for the six months ended June 30, 2025, is net of $12.2 million in proceeds from government awards used for construction.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2026.

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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended June 30, 2026.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

MP MATERIALS CORP.

Dated: August 6, 2026	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer