Form 10-Q
period 2026-09-30
MP Materials Corp. / DE
filed 2026-11-06
CIK 1801368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2026, the number of shares of the registrant’s common stock outstanding was 178,267,976.

MP MATERIALS CORP. AND SUBSIDIARIES
i

References herein to the “Company,” “MP Materials,” “we,” “our,” and “us,” refer to MP Materials Corp. and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (this “Form 10-Q”), that are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “estimate,” “plan,” “shall,” “may,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “will,” “target,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.
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
iii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$260,336	$1,166,011
Short-term investments	1,077,575	664,275
Total cash, cash equivalents and short-term investments	1,337,911	1,830,286
Trade accounts receivable, net of allowance for credit losses of $0 and $0, respectively	64,074	14,642
Other receivables	57,638	132,042
Inventories	176,139	171,560
Prepaid expenses and other current assets	19,082	17,271
Total current assets	1,654,844	2,165,801
Non-current assets
Property, plant and equipment, net	1,757,949	1,369,817
Inventories	117,032	80,539
Price protection agreement upfront asset, net	176,759	209,668
Other non-current assets	79,903	38,335
Total non-current assets	2,131,643	1,698,359
Total assets	$3,786,487	$3,864,160
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts and construction payable	$80,184	$36,655
Accrued liabilities	109,650	95,086
Current portion of long-term debt	—	67,411
Deferred revenue	32,304	74,301
Other current liabilities	22,849	25,596
Total current liabilities	244,987	299,049
Non-current liabilities
Long-term debt, net of current portion	936,253	931,330
Deferred revenue	88,121	83,889
Deferred government grant	26,410	22,101
Deferred investment tax credit	32,411	26,860
Deferred income taxes	23,614	51,558
Other non-current liabilities	70,981	57,005
Total non-current liabilities	1,177,790	1,172,743
Total liabilities	1,422,777	1,471,792
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A cumulative perpetual convertible preferred stock ($0.0001 par value, 400,000 shares authorized, issued and outstanding as of September 30, 2026, and December 31, 2025, respectively; aggregate liquidation preference of $435,580 and $413,489 as of September 30, 2026 and December 31, 2025, respectively)	413,611	413,611
Stockholders’ equity:
Preferred stock, undesignated ($0.0001 par value, 49,600,000 shares authorized as of September 30, 2026, and December 31, 2025, respectively, zero issued and outstanding in either period)	—	—
Common stock ($0.0001 par value, 450,000,000 shares authorized, 193,484,771 and 192,607,429 shares issued, and 178,234,989 and 177,357,647 shares outstanding, as of September 30, 2026, and December 31, 2025, respectively)	19	19
Additional paid-in capital	1,992,468	1,970,970
Retained earnings	185,454	234,428
Accumulated other comprehensive income (loss)	(795)	387
Treasury stock, at cost, 15,249,782 shares for both periods	(227,047)	(227,047)
Total stockholders’ equity	1,950,099	1,978,757
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,786,487	$3,864,160
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(U.S. dollars in thousands, except share and per share data)	2026	2025	2026	2025
Revenue (including related party)	$147,655	$53,553	$346,794	$171,756
Price protection agreement income	8,109	—	67,962	—
Operating costs and expenses:
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	85,628	48,477	232,165	147,739
Selling, general and administrative	37,995	28,405	106,799	80,000
Depreciation, depletion and amortization	36,131	22,497	103,647	64,658
Start-up costs	14,152	1,413	34,469	3,150
Advanced projects and development	1,896	19,026	5,084	21,996
Other operating costs and expenses (income), net	2,020	758	10,801	(104)
Total operating costs and expenses, net	177,822	120,576	492,965	317,439
Operating loss	(22,058)	(67,023)	(78,209)	(145,683)
Interest expense, net	(9,409)	(8,566)	(28,958)	(21,595)
Other income, net	4,217	17,157	36,940	38,947
Loss before income taxes	(27,250)	(58,432)	(70,227)	(128,331)
Income tax benefit	6,540	16,652	21,253	33,031
Net loss	$(20,710)	$(41,780)	$(48,974)	$(95,300)

Loss per common share:
Basic	$(0.12)	$(0.24)	$(0.27)	$(0.57)
Diluted	$(0.12)	$(0.24)	$(0.27)	$(0.57)

Weighted-average shares outstanding:
Basic	178,501,272	175,034,287	178,311,733	167,585,724
Diluted	178,501,272	175,034,287	178,311,733	167,585,724
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Net loss	$(20,710)	$(41,780)	$(48,974)	$(95,300)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities and other	(537)	324	(1,182)	125
Total comprehensive loss	$(21,247)	$(41,456)	$(50,156)	$(95,175)
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three months ended September 30, 2026 and 2025
	Redeemable Preferred Stock		Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of July 1, 2026	400,000	$413,611	—	$—	178,051,276	$19	$1,978,458	$206,164	$(258)	$(227,047)	$1,957,336
Stock-based compensation	—	—	—	—	96,651	—	12,022	—	—	—	12,022
Shares used to settle payroll tax withholding	—	—	—	—	(34,151)	—	(1,840)	—	—	—	(1,840)
Common stock issued for services	—	—	—	—	77,640	—	3,828	—	—	—	3,828
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(20,710)	—	—	(20,710)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(537)	—	(537)
Balance as of September 30, 2026	400,000	$413,611	—	$—	178,234,989	$19	$1,992,468	$185,454	$(795)	$(227,047)	$1,950,099

Balance as of July 1, 2025	—	$—	—	$—	163,465,706	$18	$970,823	$266,782	$(26)	$(227,047)	$1,010,550
Issuance of Series A preferred stock, net of issuance costs	400,000	413,611	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	88,753	—	7,939	—	—	—	7,939
Shares used to settle payroll tax withholding	—	—	—	—	(33,633)	—	(1,647)	—	—	—	(1,647)
Common stock issued upon public offering, net of issuance costs	—	—	—	—	13,590,908	1	724,208	—	—	—	724,209
Common stock issued for services	—	—	—	—	55,920	—	4,038	—	—	—	4,038
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Issuance of warrant, net of issuance costs	—	—	—	—	—	—	261,176	—	—	—	261,176
Net loss	—	—	—	—	—	—	—	(41,780)	—	—	(41,780)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	324	—	324
Balance as of September 30, 2025	400,000	$413,611	—	$—	177,211,227	$19	$1,966,537	$225,002	$298	$(227,047)	$1,964,809

	Nine months ended September 30, 2026 and 2025
	Redeemable Preferred Stock		Stockholders’ Equity
(U.S. dollars in thousands, except share data)	Series A Convertible Preferred Stock		Preferred Stock, Undesignated		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	400,000	$413,611	—	$—	177,357,647	$19	$1,970,970	$234,428	$387	$(227,047)	$1,978,757
Stock-based compensation	—	—	—	—	736,416	—	37,756	—	—	—	37,756
Shares used to settle payroll tax withholding	—	—	—	—	(318,028)	—	(20,086)	—	—	—	(20,086)
Common stock issued for services	—	—	—	—	77,640	—	3,828	—	—	—	3,828
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Shares issued upon conversion of 2026 Notes	—	—	—	—	337,741	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(48,974)	—	—	(48,974)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,182)	—	(1,182)
Balance as of September 30, 2026	400,000	$413,611	—	$—	178,234,989	$19	$1,992,468	$185,454	$(795)	$(227,047)	$1,950,099

Balance as of January 1, 2025	—	$—	—	$—	163,195,788	$18	$961,434	$320,302	$173	$(227,047)	$1,054,880
Issuance of Series A preferred stock, net of issuance costs	400,000	413,611	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	552,870	—	21,205	—	—	—	21,205
Shares used to settle payroll tax withholding	—	—	—	—	(227,832)	—	(5,524)	—	—	—	(5,524)
Common stock issued upon public offering, net of issuance costs	—	—	—	—	13,590,908	1	724,208	—	—	—	724,209
Common stock issued for services	—	—	—	—	55,920	—	4,038	—	—	—	4,038
Common stock issued for intangible asset acquired in prior period	—	—	—	—	43,573	—	—	—	—	—	—
Issuance of warrant, net of issuance costs	—	—	—	—	—	—	261,176	—	—	—	261,176
Net loss	—	—	—	—	—	—	—	(95,300)	—	—	(95,300)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	125	—	125
Balance as of September 30, 2025	400,000	$413,611	—	$—	177,211,227	$19	$1,966,537	$225,002	$298	$(227,047)	$1,964,809
See accompanying notes to the Condensed Consolidated Financial Statements.

MP MATERIALS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(U.S. dollars in thousands)	2026	2025
Operating activities:
Net loss	$(48,974)	$(95,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	103,647	64,658
Accretion of discount on short-term investments	(20,876)	(17,598)
Stock-based compensation expense	35,663	20,591
Amortization of debt discount and debt issuance costs	5,430	3,572
Lower of cost or net realizable value reserve	6,443	6,352
Deferred income taxes	(19,035)	(29,489)
Other	12,293	(4,100)
Decrease (increase) in operating assets:
Trade accounts receivable (including related party)	(49,432)	5,806
Other receivables	51,909	(20,704)
Inventories	(39,282)	(84,068)
Prepaid expenses, other current and non-current assets	(11,845)	(4,690)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	9,850	7,057
Deferred revenue	(41,059)	44,736
Deferred government grant	7,013	3,923
Other current and non-current liabilities	(9,502)	(9,647)
Net cash used in operating activities	(7,757)	(108,901)
Investing activities:
Purchases of property, plant and equipment	(420,250)	(109,969)
Purchases of short-term investments	(1,812,681)	(1,391,257)
Proceeds from sales of short-term investments	15,840	88,658
Proceeds from maturities of short-term investments	1,402,997	1,095,557
Proceeds from return of investment in equity method investee	—	9,673
Proceeds from sale of property, plant and equipment	—	4,063
Proceeds from government awards used for construction	6,500	24,200
Net cash used in investing activities	(807,594)	(279,075)
Financing activities:
Proceeds from issuance of long-term debt	—	61,540
Proceeds from issuance of common stock	—	747,500
Proceeds from issuance of Series A preferred stock	—	299,402
Proceeds from issuance of warrant	—	189,058
Payments of debt issuance costs	—	(3,004)
Payments to retire long-term debt	(67,499)	—
Payments of equity issuance costs	—	(31,104)
Principal payments on debt obligations	(3,560)	(5,003)
Payments related to tax withholding on stock-based awards	(20,086)	(5,524)
Net cash provided by (used in) financing activities	(91,145)	1,252,865
Net change in cash, cash equivalents and restricted cash	(906,496)	864,889
Cash, cash equivalents and restricted cash beginning balance	1,167,359	283,603
Cash, cash equivalents and restricted cash ending balance	$260,863	$1,148,492

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$260,336	$1,147,155
Restricted cash, current	527	799
Restricted cash, non-current	—	538
Total cash, cash equivalents and restricted cash	$260,863	$1,148,492
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
The Materials segment represents the upstream and midstream operations of the Company, which predominantly consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, which is largely sold to customers in the United States, Japan, South Korea, and broader Asia. Before ramping the production of NdPr products, the Materials segment historically generated the majority of its revenue from sales of rare earth concentrate.
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
In connection with the DoW Transactions, the Company agreed to expand its Independence Facility, construct a second domestic magnet manufacturing facility in Northlake, Texas (the “10X Facility”), which construction commenced in spring 2026, and extend its heavy rare earth elements (“HREE”) refining capability at Mountain Pass. Additionally, pursuant to the DoW Offtake Agreement (as defined in Note 9, “Operating Leases”), the DoW (i) has guaranteed that the 10X Facility will generate at least $140 million of EBITDA (as defined in the DoW Offtake Agreement, and subject to annual escalation) and (ii) is obligated to purchase all of the magnets produced at the 10X Facility (which may instead be commercially syndicated with the DoW’s approval). Separately, the Company entered into an NdPr price floor protection agreement with the DoW (the “Price Protection Agreement” or “PPA”) for the Company’s NdPr products produced at Mountain Pass that are sold (including on an intercompany basis) or produced and stockpiled starting in the fourth quarter of 2025.
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
For the periods presented below, the following customers accounted for more than 10% of the Company’s total revenue. Customer letter designations may differ from the same designations used in prior-period filings.
For the three and nine months ended September 30, 2026, Customer A in the Materials segment accounted for 33% and 37%, respectively; Customer B in the Materials segment accounted for 23% and 26%, respectively; and Customer C in the Magnetics segment accounted for 12% and 16%, respectively. For the three months ended September 30, 2026, Customer D in the Materials segment accounted for 21%.
For the three and nine months ended September 30, 2025, Customer A in the Materials segment accounted for 35% and 26%, respectively, and Customer C in the Magnetics segment accounted for 41% and 27%, respectively. For the three months ended September 30, 2025, Customer F in the Materials segment accounted for 10%, and for the nine months ended September 30, 2025, Customer E in the Materials segment accounted for 30%.
Recently Adopted Accounting Pronouncements: There were no accounting pronouncements adopted during the nine months ended September 30, 2026, that had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes, including the following item below.
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
Recently Issued Accounting Pronouncements: There were no accounting pronouncements issued during the nine months ended September 30, 2026, that had or would be expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes.
The Company is currently evaluating the effect of adopting previously issued accounting pronouncements, including ASU No. 2025-10, “Government Grants—Accounting for Government Grants Received by Business Entities,” and ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures,” on its financial statements and disclosures.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOTE 3—PRICE PROTECTION AGREEMENT
The PPA establishes a price floor for the Company’s NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”), which commenced on October 1, 2025 and will continue for approximately ten years through December 31, 2035. Throughout the PPA’s term, the Company has the right to receive cash from, or the obligation to deliver cash to, the DoW based on (i) its designation of NdPr Products produced and/or sold (the “NdPr Designation”) and (ii) the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA).
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
For the three and nine months ended September 30, 2026, the Company recognized $8.1 million and $68.0 million, respectively, in “Price protection agreement income” within the Company’s unaudited Condensed Consolidated Statements of Operations. See Note 13, “Supplemental Balance Sheet Information” for accrued Price protection agreement income amounts within the unaudited Condensed Consolidated Balance Sheets in “Other receivables.”
The right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”) within the Company’s unaudited Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
PPA Upfront Asset	$221,102	$221,102
Less: Accumulated amortization	(44,343)	(11,434)
PPA Upfront Asset, net	$176,759	$209,668
Amortization expense related to the PPA Upfront Asset, which was included in “Depreciation, depletion and amortization” within the Company’s unaudited Condensed Consolidated Statements of Operations, was $10.8 million and $32.9 million for the three and nine months ended September 30, 2026, respectively. No such amount was recognized for the three and nine months ended September 30, 2025. No impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS
The following table presents the Company’s cash, cash equivalents and short-term investments:

	September 30, 2026				December 31, 2025
(in thousands)	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash:
Demand deposits	$37,481	$—	$—	$37,481	$16,536	$—	$—	$16,536
Cash equivalents:
Money market funds	154,303	—	—	154,303	748,322	—	—	748,322
U.S. Treasury securities	58,279	—	(3)	58,276	334,339	59	—	334,398
Commercial paper	9,636	—	—	9,636	48,762	7	—	48,769
Certificates of deposit	640	—	—	640	17,985	1	—	17,986
Total cash equivalents	222,858	—	(3)	222,855	1,149,408	67	—	1,149,475
Total cash and equivalents	260,339	—	(3)	260,336	1,165,944	67	—	1,166,011
Short-term investments:
U.S. Treasury securities	1,065,498	1	(1,049)	1,064,450	636,214	367	—	636,581
Commercial paper	13,126	—	(1)	13,125	21,767	4	—	21,771
Certificates of deposit	—	—	—	—	5,923	—	—	5,923
Total short-term investments	1,078,624	1	(1,050)	1,077,575	663,904	371	—	664,275
Total cash, cash equivalents and short-term investments	$1,338,963	$1	$(1,053)	$1,337,911	$1,829,848	$438	$—	$1,830,286
The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell any investments in unrealized loss positions before recovery of their amortized cost basis. The Company did not recognize any credit losses related to its available-for-sale investments during the three and nine months ended September 30, 2026, and 2025. The unrealized losses on the Company’s available-for-sale investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale investments held as of September 30, 2026, were in a continuous unrealized loss position for greater than 12 months and the unrealized losses and the related risk of expected credit losses were not material. The Company’s gross realized gains and losses were not material for the three and nine months ended September 30, 2026 and 2025.
The Company’s interest and investment income, which is included in “Other income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest and investment income(1)	$13,116	$16,514	$42,434	$33,225
(1)Includes interest and investment income on the Company’s available-for-sale securities and other money market funds and excludes interest on certain interest-bearing bank accounts.
As of September 30, 2026, all outstanding available-for-sale investments, inclusive of certain investments presented as cash equivalents, had contractual maturities within one year and aggregated to a fair value of $1,146.1 million.

NOTE 5—INVENTORIES
The Company’s inventories consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Raw materials and supplies, including spare parts	$78,075	$56,491
Mined ore stockpiles	20,381	23,795
Work in process	49,351	51,652
Finished goods	28,332	39,622
Total current inventories	176,139	171,560
Add: Non-current portion(1)	117,032	80,539
Total inventories	$293,171	$252,099
(1)Primarily represents stockpiles of mined ore and bastnaesite concentrate that are not expected to be processed or consumed within the next 12 months. The ore and concentrate amounts were $32.2 million and $51.6 million as of September 30, 2026, respectively, and $24.1 million and $31.7 million as of December 31, 2025, respectively.
During the nine months ended September 30, 2026, and 2025, the Company recorded lower of cost or net realizable value reserves, primarily reflecting adjustments on certain of its non-core products. The changes in these reserves from prior periods are included in “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, these changes resulted in a charge of $6.4 million in each period, and for the three and nine months ended September 30, 2025, these changes resulted in a benefit of $0.3 million and a charge of $6.4 million, respectively.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Land and land improvements	$136,179	$43,422
Buildings and building improvements	102,026	101,564
Machinery and equipment	923,554	756,202
Assets under construction	509,337	302,935
Mineral rights	438,395	438,395
Property, plant and equipment, gross	2,109,491	1,642,518
Less: Accumulated depreciation and depletion	(351,542)	(272,701)
Property, plant and equipment, net	$1,757,949	$1,369,817
Additions to Property, Plant and Equipment: The Company capitalized expenditures related to property, plant and equipment of $471.8 million and $118.0 million for the nine months ended September 30, 2026, and 2025, respectively, including amounts not yet paid (see Note 21, “Supplemental Cash Flow Information”) and excluding equipment purchased with promissory notes (see Note 8, “Debt Obligations”). The capitalized expenditures for the nine months ended September 30, 2026 and 2025, related primarily to machinery, equipment and assets under construction to support both the Company’s Independence Facility and 10X Facility, as well as various projects at Mountain Pass, including the HREE Facility (as defined in Note 15, “Government Grants”) and the chlor-alkali facilities.

In April 2026, the Company purchased a 120‑acre site in Northlake, Texas, for approximately $80 million where construction of the 10X Facility is currently underway.
The Company’s depreciation and depletion expenses, net of amounts capitalized into inventory, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$22,434	$18,500	$62,552	$55,760
Depletion expense	$2,672	$3,580	$7,268	$7,748
There were no property, plant and equipment impairments recognized for the three and nine months ended September 30, 2026 and 2025.
NOTE 7—ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
Asset Retirement Obligations
The Company estimates asset retirement obligations based on the requirements to reclaim certain land areas associated with mineral extraction activities and certain related facilities at Mountain Pass. Minor reclamation activities related to discrete portions of the Company’s operations are ongoing. As of September 30, 2026, the Company estimated a significant portion of the cash outflows for major reclamation activities, including the retirement of Mountain Pass, will be incurred beginning in 2053.
As of September 30, 2026, the credit-adjusted risk-free rate ranged between 6.5% and 8.8% depending on the timing of expected settlement and when the increment was recognized. There were no significant increments or decrements for the three and nine months ended September 30, 2026 and 2025.
The non-current portions of the Company’s asset retirement obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $8.1 million and $7.7 million as of September 30, 2026, and December 31, 2025, respectively. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material. The total estimated future undiscounted cash flows required to satisfy the Company’s asset retirement obligations were $51.3 million and $51.4 million as of September 30, 2026, and December 31, 2025, respectively.
Environmental Obligations
The Company has certain environmental monitoring and remediation obligations related to the groundwater contamination in and around Mountain Pass. As of September 30, 2026, the Company estimated the cash outflows related to these environmental activities will be incurred annually over the next 30 years but could be longer. The Company’s environmental obligations are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 4.84%. There were no significant changes in the estimated remaining costs for the three and nine months ended September 30, 2026 and 2025.
The total estimated aggregate undiscounted cost of $39.6 million and $40.3 million as of September 30, 2026, and December 31, 2025, respectively, principally related to groundwater monitoring and remediation activities required by state and local agencies. Based on the Company’s estimate of the cost, timing and the assumption that payments are considered to be fixed and reliably determinable, the Company has discounted the liability. The non-current portions of the Company’s environmental obligations, which are included in “Other non-current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were $18.4 million as of both September 30, 2026, and December 31, 2025. The current portions, which are included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, were not material.
Financial Assurances
The Company is required to provide certain government agencies with financial assurances relating to closure and reclamation obligations. As of September 30, 2026, and December 31, 2025, the Company had financial assurance requirements of $46.9 million and $46.2 million, respectively, which were satisfied with surety bonds placed with applicable California state and regional agencies.

NOTE 8—DEBT OBLIGATIONS
The Company’s current and non-current portions of long-term debt were as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Amount
Convertible Notes due 2026	$—	$—	$—	$67,499	$(88)	$67,411
Convertible Notes due 2030	862,793	(14,530)	848,263	862,793	(17,492)	845,301
Samarium Project Loan	150,000	(62,010)	87,990	150,000	(63,971)	86,029
Total long-term debt	$1,012,793	$(76,540)	936,253	$1,080,292	$(81,551)	998,741
Less: Current portion			—			(67,411)
Total long-term debt, net of current portion			$936,253			$931,330
Revolving Credit Facility
In August 2025, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is subject to financial covenants that are tested at the end of each fiscal quarter. From the inception of the Credit Agreement until the earlier of (i) the fiscal quarter in which Consolidated EBITDA (as calculated and defined in the Credit Agreement) of the Company equals or exceeds $400.0 million for the test period and (ii) the fiscal quarter ending June 30, 2027 (the “Covenant Trigger Event”), the Company must maintain unrestricted cash and Cash Equivalents (as defined in the Credit Agreement, which includes the Company’s short-term investments) of at least $500.0 million. Following the Covenant Trigger Event, the Company is required to maintain a total leverage ratio of less than 4.00:1.00, or 4.50:1.00 for the fiscal quarter of and the three consecutive fiscal quarters following any material acquisition, and a cash interest coverage ratio greater than 3.0:1.0.
The Credit Agreement is guaranteed by the Company and its subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. The Company was in compliance with the applicable financial covenant contained in the Credit Agreement as of September 30, 2026.
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
Convertible Notes due 2030
In March and December 2024, the Company issued $747.5 million and $115.3 million, respectively, for a total of $862.8 million, in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Notes”), at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024.
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
During the quarter ended September 30, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending December 31, 2026.
The Company has the option to redeem for cash the 2030 Notes, in whole or in part, beginning on March 5, 2027, if certain conditions are met as set forth in the indenture governing the 2030 Notes. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
Capped Call Options
In March 2024, in connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions. The Capped Call Options cover, subject to antidilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of the Company’s common stock, the same number of shares that initially underlie the 2030 Notes issued in March 2024. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
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
Equipment Notes
In December 2024, the Company and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. As of September 30, 2026, the Company had $9.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. The promissory notes executed under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders for use at Mountain Pass, have terms between 4 years and 6 years with fixed interest rates between 6.5% and 8.0% per annum. The purchase of equipment through the execution of these notes is disclosed as a non-cash investing and financing activity in Note 21, “Supplemental Cash Flow Information.”
The current and non-current portions of the equipment notes, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other current liabilities” and “Other non-current liabilities,” respectively, were as follows:

	September 30, 2026	December 31, 2025
(in thousands)
Equipment notes
Current	$5,479	$3,904
Non-current	24,861	20,366
	$30,340	$24,270
As of September 30, 2026, other than the Credit Agreement, none of the agreements governing the Company’s indebtedness contain financial covenants.
Interest expense, net
Interest expense, net was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest cost on Convertible Notes:
Coupon interest	$6,471	$6,513	$19,455	$19,539
Amortization of debt issuance costs	997	1,050	3,051	3,124
Total Convertible Notes interest cost	7,468	7,563	22,506	22,663
Interest cost on Samarium Project Loan:
Coupon interest	2,017	1,345	6,052	1,345
Amortization of debt discount and issuance costs	674	399	1,961	399
Total Samarium Project Loan interest cost	2,691	1,744	8,013	1,744
Other interest cost(1)	2,531	786	7,142	1,302
Interest capitalized to property, plant and equipment, net	(3,281)	(1,527)	(8,703)	(4,114)
Interest expense, net	$9,409	$8,566	$28,958	$21,595
(1)Amounts primarily relate to a significant financing component associated with a long-term customer supply agreement.
The debt issuance costs associated with the 2030 Notes are being amortized to interest expense over their term at an effective interest rate of 3.52%. The 2026 Notes matured on April 1, 2026, and had no remaining unamortized debt issuance costs to be amortized as of this date.

As of September 30, 2026, and December 31, 2025, accrued and unpaid interest pertaining to the Company’s debt obligations was $4.5 million and $10.9 million, respectively, and is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets.
NOTE 9—OPERATING LEASES
The Company’s operating leases consist primarily of corporate office space, warehouses, and equipment used in its operations; the Company’s finance leases are not material. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. No right-of-use asset impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, and December 31, 2025, the contract liability for reimbursable amounts, which is included within the unaudited Condensed Consolidated Balance Sheets in non-current “Deferred revenue,” totaled $7.9 million and $2.3 million, respectively. Furthermore, these development and commissioning costs of the 10X Facility subject to reimbursement qualify for capitalization as costs to fulfill a contract with a customer. Accordingly, as of September 30, 2026 and December 31, 2025, the Company capitalized $7.9 million and $2.3 million, respectively, as contract fulfillment costs, which are included within the unaudited Condensed Consolidated Balance Sheets in “Other non-current assets.” These costs will be expensed following the pattern of revenue recognized from the reimbursements under the contract.
Supplemental disclosure for the unaudited Condensed Consolidated Balance Sheets related to the Company’s operating leases is as follows:

	Location on Unaudited Condensed Consolidated Balance Sheets	September 30, 2026	December 31, 2025
(in thousands)
Operating leases:
Right-of-use assets	Other non-current assets	$17,965	$13,214

Operating lease liability, current	Other current liabilities	$3,857	$3,216
Operating lease liability, non-current	Other non-current liabilities	13,167	8,429
Total operating lease liabilities		$17,024	$11,645
NOTE 10—INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits or deficiencies associated with stock-based compensation, valuation allowance adjustments based on new evidence, and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income tax expense or benefit as a percentage of income or loss before income taxes) including discrete items was 24.0% and 30.3% for the three and nine months ended September 30, 2026, respectively, as compared to 28.5% and 25.7% for the three and nine months ended September 30, 2025, respectively. During the third quarter of 2026, the Company began applying a valuation allowance to a portion of the deferred tax asset associated with its projected 2026 net operating loss, resulting in a $3.4 million reduction to income tax benefit for the three and nine months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company placed into service certain machinery and equipment at the Independence Facility subject to the Section 48C Qualifying Advanced Energy Project Tax Credit (the “48C Credit”), resulting in a 48C Credit of $8.5 million, net of valuation allowance. The current portion of the 48C Credit, which is included in “Other current liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets, was not material. The noncurrent portion is included in “Deferred investment tax credit” within the Company’s unaudited Condensed Consolidated Balance Sheets.

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
On April 17, 2026, a binding arbitration concluded with an award to a general contractor for a construction project totaling $45.3 million, consisting of $36.5 million for the associated claims (of which, $30.5 million was previously estimated and accrued as of December 31, 2025), and $8.8 million in interest. The claims component of $36.5 million pertained directly to the cost of the constructed assets and was recorded as an adjustment to “Property, plant and equipment, net” within the Company’s unaudited Condensed Consolidated Balance Sheets. The interest component of $8.8 million was recognized in “Other operating costs and expenses (income), net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company paid the $45.3 million award amount during the second quarter of 2026.
NOTE 12—REDEEMABLE PREFERRED STOCK
In July 2025, the Company issued 400,000 shares of newly designated Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value of $1,000 per share (the “Stated Value”) to the DoW for cash consideration of $400.0 million. At the election of the DoW, the Series A Preferred Stock is convertible at any time into 13,320,013 shares of the Company’s common stock at an initial conversion price of $30.03 per share, subject to customary antidilution adjustments.
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
In the event of a voluntary or involuntary liquidation (e.g., a deemed liquidation event), holders of the Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of the Company’s common stock. The liquidation preference payable in cash or other assets equals the greater of (i) the sum of the Stated Value, certain paid-in-kind dividends as defined in the stock purchase agreement, and accrued and unpaid dividends (the “Liquidation Floor”) and (ii) the amount the holders of the Series A Preferred Stock would have received had all the Series A Preferred Stock been converted into common stock at the then-current conversion price immediately prior to such liquidation event. As of September 30, 2026, and December 31, 2025, the aggregate minimum liquidation preference (i.e., the Liquidation Floor) was $435.6 million and $413.5 million, respectively. The Company did not adjust the carrying amount of the Series A Preferred Stock to the current redemption value as a deemed liquidation event was not probable as of September 30, 2026. Subsequent adjustments to increase or decrease the carrying amount to the ultimate redemption value will be made only if a deemed liquidation event (i) has occurred or (ii) becomes probable of occurring in the future.
NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company’s other receivables consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
PPA income receivable	$8,109	$51,016
Government grant receivable	23,457	41,980
Apple prepayment receivable	8,000	32,000
DoW reimbursable costs receivable	2,506	2,328
Other receivables	15,566	4,718
Other receivables	$57,638	$132,042

The Company’s accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Accrued payroll and related	$24,578	$21,896
Accrued construction costs	61,470	60,289
Accrued taxes	11,728	2,105
Other accrued liabilities	11,874	10,796
Accrued liabilities	$109,650	$95,086
NOTE 14—REVENUE RECOGNITION
The following table disaggregates the Company’s revenue from contracts with customers by segment and by types of goods sold, which are transferred to customers at a point in time:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue category by segment
Materials segment
NdPr oxide and metal	$100,961	$30,911	$266,531	$80,277
Rare earth concentrate	—	—	—	41,992
Other revenue	32,578	730	34,814	2,523
Total Materials segment revenue	133,539	31,641	301,345	124,792
Magnetics segment
Magnetic precursor products	18,623	21,912	56,225	46,964
Intersegment eliminations(1)	(4,507)	—	(10,776)	—
Total revenue	$147,655	$53,553	$346,794	$171,756
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
Other revenue for the three and nine months ended September 30, 2026, was primarily generated from a $31.6 million bill-and-hold sale of a mixed heavy rare earth product containing samarium, europium, gadolinium and other heavy rare earths to a U.S. aerospace and defense customer in September 2026.
Magnetic precursor products revenue commenced in the first quarter of 2025 and was generated from sales of NdPr metal produced at the Independence Facility under the long-term supply agreement with GM.
Bill-and-Hold Arrangements: During the three and nine months ended September 30, 2026, the Company recognized revenue under bill-and-hold arrangements of $82.8 million and $177.4 million, respectively, as compared to $21.9 million and $47.0 million for the three and nine months ended September 30, 2025, respectively, under which control of the product transfers to the customer, but the product remains in the custody of the Company. For bill-and-hold arrangements, the Company’s performance obligations are satisfied at the point in time the finished product is either (i) delivered to a third party’s storage warehouse or (ii) segregated from inventory at the Company’s facilities and ready for shipment to the customer.
Contract Balances: Contract liabilities, commonly referred to as deferred revenue, represent the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration in advance of such transfer. Deferred revenue decreases as revenue is recognized from the satisfaction of the related performance obligations.

The following table summarizes the Company’s deferred revenue activity:

	For the nine months ended September 30,
(in thousands)	2026	2025
Beginning balance(1)	$158,190	$100,000
Additions to deferred revenue(2)	18,020	91,700
Revenue recognized during the period(3)	(55,785)	(46,964)
Ending balance(1)	$120,425	$144,736

(1) Contract liabilities are included as current and non-current deferred revenue in the Company’s unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation of when the performance obligations will be satisfied.

(2) For the nine months ended September 30, 2026 and 2025, the amounts primarily related to reimbursable costs from the DoW under the DoW Offtake Agreement (see Note 9, “Operating Leases,” for details) as well as prepayments and a significant financing component associated with the Apple long-term supply agreement discussed below. For the nine months ended September 30, 2025, the amount also included the final prepayment for magnetic precursor products under the long-term agreement with GM.

(3) For the three and nine months ended September 30, 2026, the Company recognized revenue of $18.0 million and $55.6 million, respectively, that was included in the December 31, 2025, deferred revenue balance. For the three and nine months ended September 30, 2025, the Company recognized revenue of $21.9 million and $47.0 million, respectively, that was included in the December 31, 2024, deferred revenue balance.

As of September 30, 2026, the Company classified the full amount of the remaining prepayment from GM of $27.6 million as current deferred revenue within its unaudited Condensed Consolidated Balance Sheets based on the Company’s expectation that the related performance obligations will be satisfied within one year after this date. The Company’s estimate of when the performance obligations will be satisfied and revenue will be recognized is dependent upon various operational decisions that could impact the production levels of NdPr metal at the Independence Facility.
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
As of September 30, 2026, the Company had received, or was entitled to collect, cumulative prepayments from Apple of $80.0 million. The Company has not yet recognized any of this amount as revenue. As of September 30, 2026, the Company recorded this amount as deferred revenue within its unaudited Condensed Consolidated Balance Sheets, of which $4.2 million was classified as current and $75.8 million as non-current based on when the Company expects to satisfy the associated performance obligations. Due to the extended timing difference between when Apple makes a prepayment for magnets and when the Company expects to transfer control of those magnets to Apple, the Company identified a significant financing component. The significant financing component is accreted to interest expense using the Company’s incremental borrowing rate over the period in which the prepayments are outstanding with an accrual to increase deferred revenue.
Remaining Performance Obligations: Remaining performance obligations represent contracted revenue that will be recognized in future periods. As of September 30, 2026, the aggregate transaction price allocated to the Company’s remaining performance obligations was $179.5 million. The Company expects to recognize substantially all of this amount as revenue on approximately a ratable basis between two and eight years from September 30, 2026. This amount excludes variable consideration that is allocated entirely to wholly unsatisfied performance obligations, as well as contracts with an original expected duration of one year or less. The remaining performance obligations relate primarily to long-term fixed-price rare earth product supply arrangements. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in production capacity, contractual delivery schedules, contract modifications, and other factors.
NOTE 15—GOVERNMENT GRANTS
Asset-Based Grants
In February 2022, the Company was awarded a $35.0 million contract by the DoW Office of Industrial Base Analysis and Sustainment program to design and build a facility to process HREE at Mountain Pass (the “HREE Facility”) (the “HREE Production Project Agreement”). Grant amounts recognized pursuant to the HREE Production Project Agreement reduce the carrying amount of the fixed assets under construction associated with the HREE Facility. During the nine months ended September 30, 2026 and 2025, the Company recorded grant amounts of $6.5 million and $24.2 million, respectively, under the HREE Production Project Agreement.

In May 2026, the Company and the Office of the Governor of Texas entered into a grant agreement under the Texas Semiconductor Innovation Fund (“TSIF”) to reimburse the Company up to $53.5 million for eligible construction and equipment costs associated with the development of the 10X Facility (the “TSIF Grant Agreement”). Reimbursements are subject to the Company incurring eligible costs and satisfying specified reporting and approval requirements. Upon recognition, reimbursable amounts reduce the carrying amount of the fixed assets under construction associated with the 10X Facility. During the nine months ended September 30, 2026, the Company recorded a grant amount of $10.1 million under the TSIF Grant Agreement.
Income-Based Grants
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
As of September 30, 2026, and December 31, 2025, the government grant receivable and the deferred government grant balances within the Company’s unaudited Condensed Consolidated Balance Sheets pertained to the 45X Credit.
The current and non-current portions of the government grant receivable are included in “Other receivables” and “Other non-current assets,” respectively, within the Company’s unaudited Condensed Consolidated Balance Sheets (see also Note 13, “Supplemental Balance Sheet Information”). The non-current portion of the government grant receivable balance was $32.6 million and zero as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company received $19.0 million related to the 45X Credit claimed on its 2024 federal tax return. The current portions of deferred government grants, which are included in “Other current liabilities,” were not material.
The benefits (reduction of expenses) recognized in the Company’s unaudited Condensed Consolidated Statements of Operations pertaining to the 45X Credit were recorded as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$7,498	$3,793	$22,502	$10,911
Selling, general and administrative	$697	$1,020	$3,237	$1,472
Depreciation, depletion and amortization	$774	$569	$2,112	$1,653
NOTE 16—STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
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
Warrant
On July 10, 2025, the Company issued a warrant (the “Warrant”) to the DoW, exercisable at any time, in whole or in part, in cash or in net share settlement at the DoW’s option, for a period of ten years prior to its expiration on July 10, 2035, for up to 11,201,659 shares of the Company’s common stock, at an initial exercise price of $30.03 per share. The strike price of $30.03 is subject to customary antidilution adjustments. As of September 30, 2026, no shares of common stock had been issued pursuant to the exercise of the Warrant.
Stock-Based Compensation
2020 Incentive Plan: In November 2020, the Company’s stockholders approved the MP Materials Corp. 2020 Stock Incentive Plan (the “2020 Incentive Plan”), which permits the Company to issue stock options (incentive and/or non-qualified); stock appreciation rights (“SARs”); restricted stock, restricted stock units (“RSUs”) and other stock awards (collectively, the

“Stock Awards”); and performance awards, which vest contingent upon the attainment of market- and/or performance-based goals. In November 2025, the Board of Directors approved and authorized annual increases to the shares of common stock available for issuance under the 2020 Incentive Plan equal to 2% of the Company’s outstanding common stock as of December 31st of the immediately preceding year, with the first increase effective January 1, 2026, and continuing annually through the year ending December 31, 2030. As of September 30, 2026, the Company had not issued any stock options or SARs and there were 7,266,927 shares available for future grants under the 2020 Incentive Plan.
Market-Based PSUs: In March 2026, pursuant to the 2020 Incentive Plan, the Compensation Committee of the Company’s Board of Directors adopted a performance share plan (the “2026 Performance Share Plan”). Pursuant to the 2026 Performance Share Plan, during the nine months ended September 30, 2026, the Company granted 114,224 market-based performance stock units (“PSUs”) at target. The market-based PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company’s total shareholder return (“TSR”) as compared to the TSR of the S&P 500 Index over three separate performance periods of one, two, and three years. The market-based PSUs will cliff vest after a requisite service period of approximately three years, assuming the market-based TSR goals are achieved. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The Company’s stock-based compensation was recorded as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (excluding depreciation, depletion and amortization) (including related party)	$1,555	$2,312	$5,909	$5,060
Selling, general and administrative	8,999	5,112	27,569	14,813
Start-up costs	665	226	1,827	557
Advanced projects and development	227	36	358	161
Total stock-based compensation expense	$11,446	$7,686	$35,663	$20,591

Stock-based compensation capitalized to property, plant and equipment, net	$1,065	$1,191	$3,521	$3,427
Stock-based compensation capitalized to inventories	$591	$—	$2,767	$—
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
The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate. The fair value of the Company’s trade and other receivables, accounts payable, and accrued liabilities approximates their respective carrying amounts because of the immediate or short-term maturity of these financial instruments. Non-current receivables are recorded based on what the Company expects to receive, which approximates fair value.

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

Valuation Assumptions:	September 30, 2026	December 31, 2025
Expected volatility	41.3%	79.6%
Risk-free interest rate	5.1%	3.7%
Discount rate	10.1%	7.7%
Dividend yield	—%	—%
Term to maturity	3.4 years	4.2 years
Stock price	$47.29	$50.52
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

The Company’s financial instrument assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$260,336	$260,336	$260,336	$—	$—
Short-term investments	$1,077,575	$1,077,575	$1,077,575	$—	$—
Restricted cash	$527	$527	$527	$—	$—
Derivative instrument	$2,669	$2,669	$—	$—	$2,669
Financial liabilities:
2030 Notes	$848,263	$1,934,645	$1,934,645	$—	$—
Samarium Project Loan	$87,990	$91,905	$—	$91,905	$—
Equipment notes	$30,340	$30,464	$—	$30,464	$—

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,166,011	$1,166,011	$1,166,011	$—	$—
Short-term investments	$664,275	$664,275	$664,275	$—	$—
Restricted cash	$1,348	$1,348	$1,348	$—	$—
Derivative instrument	$8,708	$8,708	$—	$—	$8,708
Financial liabilities:
2026 Notes	$67,411	$82,449	$82,449	$—	$—
2030 Notes	$845,301	$2,172,782	$2,172,782	$—	$—
Samarium Project Loan	$86,029	$98,081	$—	$98,081	$—
Equipment notes	$24,270	$25,339	$—	$25,339	$—
The following table summarizes the changes in fair value of the Company’s Level 3 assets measured on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$11,583	$4,468	$8,708	$—
Included in earnings(1)	(8,914)	(1,062)	(6,039)	3,406
Ending balance	$2,669	$3,406	$2,669	$3,406
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
For the three and nine months ended September 30, 2026, and 2025, the weighted-average common shares outstanding used in the calculation of basic loss per common share were the same as the weighted-average common shares outstanding used in the calculation of diluted loss per common share because the Company was in a loss position for all periods presented.
The following table presents unweighted potentially dilutive shares that were not included in the computation of diluted loss per common share because to do so would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
2026 Notes	—	452,961	—	—
2030 Notes	39,683,215	39,683,215	39,683,215	39,683,215
Series A Preferred Stock	13,320,013	13,320,013	13,320,013	13,320,013
Warrant	11,201,659	11,201,659	11,201,659	11,201,659
RSUs	1,668,607	1,805,703	1,668,607	1,805,703
PSUs	484,238	539,833	484,238	539,833
Total	66,357,732	67,003,384	66,357,732	66,550,423
The following table presents the calculation of basic and diluted loss per common share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Calculation of basic loss per common share:
Net loss attributable to common stockholders	$(20,710)	$(41,780)	$(48,974)	$(95,300)
Weighted-average shares outstanding, basic	178,501,272	175,034,287	178,311,733	167,585,724
Basic loss per common share	$(0.12)	$(0.24)	$(0.27)	$(0.57)

Calculation of diluted loss per common share:
Net loss attributable to common stockholders	$(20,710)	$(41,780)	$(48,974)	$(95,300)
Weighted-average shares outstanding, diluted	178,501,272	175,034,287	178,311,733	167,585,724
Diluted loss per common share	$(0.12)	$(0.24)	$(0.27)	$(0.57)
In connection with the issuance of the 2030 Notes in March 2024, the Company entered into the Capped Call Options, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been antidilutive. The Company has not exercised any of the Capped Call Options as of September 30, 2026.
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
Revenue and Cost of Sales: For the nine months ended September 30, 2025, during the period when Shenghe was considered a related party, the Company recognized $42.0 million of rare earth concentrate revenue, $9.3 million of NdPr oxide and metal revenue and incurred $31.4 million of associated Cost of sales (excluding depreciation, depletion and amortization). There was no related-party revenue or associated cost of sales recognized during the three months ended September 30, 2025.
Purchases of Materials and Supplies: For the three and nine months ended September 30, 2025, during the period when Shenghe was considered a related party, the Company purchased from Shenghe in the ordinary course of business $3.6 million and $19.7 million of certain raw materials (generally produced by an unrelated third-party manufacturer), respectively.
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
The chief operating decision maker (“CODM”) uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues and price protection agreement income less significant segment expenses, specifically, cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense) and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other operating expenses (referred to as “other segment items”). Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated loss before income taxes for the three and nine months ended September 30, 2026 and 2025, is included in the tables below.
As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments.

The following tables present the Company’s reportable segment information:

	For the three months ended September 30, 2026
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$129,032	$18,623	$147,655
Intersegment revenues(1)	4,507	—	4,507
	133,539	18,623	152,162
Elimination of intersegment revenues(1)			(4,507)
Total consolidated revenues			$147,655
Price protection agreement income	8,109	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	80,191	7,745
Selling, general and administrative (excluding stock-based compensation expense)(3)	12,132	4,506
Other segment items(4)	1,497	1,024
Segment Adjusted EBITDA	$47,828	$5,348	53,176

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(11,282)
Elimination of intersegment Adjusted EBITDA(1)			(756)
Depreciation, depletion and amortization			(36,131)
Interest expense, net			(9,409)
Stock-based compensation expense			(11,321)
Initial start-up costs			(12,591)
Transaction-related and other costs			(1,133)
Accretion of asset retirement and environmental obligations			(386)
Loss on disposals of long-lived assets, net			(1,634)
Other income, net			4,217
Loss before income taxes			$(27,250)

Segment capital expenditures	$56,059	$56,170	$112,229
Other capital expenditures(6)			310
Total capital expenditures for the three months ended September 30, 2026			$112,539
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $1.6 million for the three months ended September 30, 2026. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2026, was $9.0 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(4)Principally relates to expenses included in “Advanced projects and development” and “Start-up costs” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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
(6)Includes amounts not allocated to the reportable segments (related to corporate).

	For the three months ended September 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$31,641	$21,912	$53,553
Total consolidated revenues			$53,553
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	36,877	9,352
Selling, general and administrative (excluding stock-based compensation expense)(2)	8,628	2,947
Other segment items(3)	658	132
Segment Adjusted EBITDA	$(14,522)	$9,481	(5,041)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(7,529)
Depreciation, depletion and amortization			(22,497)
Interest expense, net			(8,566)
Stock-based compensation expense			(7,654)
Initial start-up costs			(1,180)
Transaction-related and other costs(5)			(22,364)
Accretion of asset retirement and environmental obligations			(373)
Loss on disposals of long-lived assets, net			(385)
Other income, net			17,157
Loss before income taxes			$(58,432)

Segment capital expenditures	$31,939	$18,325	$50,264
Other capital expenditures(6)			232
Total capital expenditures for the three months ended September 30, 2025			$50,496
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $2.3 million for the three months ended September 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including $10.6 million of costs incurred in association with the DoW Transactions and $7.4 million of costs incurred to secure financing.
(6)Includes amounts not allocated to the reportable segments (related to corporate).

	For the nine months ended September 30, 2026
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$290,569	$56,225	$346,794
Intersegment revenues(1)	10,776	—	10,776
	301,345	56,225	357,570
Elimination of intersegment revenues(1)			(10,776)
Total consolidated revenues			$346,794
Price protection agreement income	67,962	—
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(2)	216,296	19,622
Selling, general and administrative (excluding stock-based compensation expense)(3)	32,756	12,027
Other segment items(4)	3,190	2,104
Segment Adjusted EBITDA	$117,065	$22,472	139,537

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(5)			(31,852)
Elimination of intersegment Adjusted EBITDA(1)			(1,444)
Depreciation, depletion and amortization			(103,647)
Interest expense, net			(28,958)
Stock-based compensation expense			(35,475)
Initial start-up costs			(31,032)
Transaction-related and other costs(6)			(11,337)
Accretion of asset retirement and environmental obligations			(1,157)
Loss on disposals of long-lived assets, net			(1,802)
Other income, net			36,940
Loss before income taxes			$(70,227)

Segment capital expenditures	$172,378	$247,038	$419,416
Other capital expenditures(7)			834
Total capital expenditures for the nine months ended September 30, 2026			$420,250
(1)Relates to NdPr oxide sales made by the Materials segment to the Magnetics segment.
(2)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $5.9 million for the nine months ended September 30, 2026. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(3)The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses and other” in the table above. As disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” the total stock-based compensation expense included in “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026, was $27.6 million. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
(4)Principally relates to expenses included in “Advanced projects and development” and “Start-up costs” within the Company’s unaudited Condensed Consolidated Statements of Operations.
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
(7)Includes amounts not allocated to the reportable segments (related to corporate).

	For the nine months ended September 30, 2025
(in thousands)	Materials	Magnetics	Total
Revenue from external customers	$124,792	$46,964	$171,756
Total consolidated revenues			$171,756
Significant segment expenses:
Cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense)(1)	121,618	20,646
Selling, general and administrative (excluding stock-based compensation expense)(2)	25,179	7,918
Other segment items(3)	1,437	337
Segment Adjusted EBITDA	$(23,442)	$18,063	(5,379)

Reconciling items to consolidated loss before income taxes
Corporate expenses and other(4)			(22,422)
Depreciation, depletion and amortization			(64,658)
Interest expense, net			(21,595)
Stock-based compensation expense			(20,434)
Initial start-up costs			(2,586)
Transaction-related and other costs(5)			(30,308)
Accretion of asset retirement and environmental obligations			(1,118)
Gain on disposals of long-lived assets, net			1,222
Other income, net			38,947
Loss before income taxes			$(128,331)

Segment capital expenditures	$59,863	$49,866	$109,729
Other capital expenditures(6)			240
Total capital expenditures for the nine months ended September 30, 2025			$109,969
(1)The primary difference between this significant segment expense and “Cost of sales (excluding depreciation, depletion and amortization) (including related party)” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation, which as disclosed in Note 16, “Stockholders’ Equity and Stock-Based Compensation,” was $5.1 million for the nine months ended September 30, 2025. Other differences are the result of excluding certain other costs because they are non-recurring, non-cash or are not related to the segments’ underlying business performance.
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
(5)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including $12.4 million of costs incurred in association with the DoW Transactions and $7.4 million of costs incurred to secure financing.
(6)Includes amounts not allocated to the reportable segments (related to corporate).

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities were as follows:

	For the nine months ended September 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$26,535	$22,790
Change in construction payables and accrued construction costs	$51,585	$8,012
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired with equipment notes	$9,523	$27,029
Operating right-of-use assets obtained in exchange for lease liabilities	$7,977	$6,917
TSIF government award receivable used for construction	$10,075	$—
Issuance of Series A Preferred Stock in exchange for PPA Upfront Asset	$—	$118,998
Issuance of Warrant in exchange for PPA Upfront Asset	$—	$75,142
Issuance of Samarium Project Loan in exchange for PPA Upfront Asset	$—	$24,460

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
The Materials segment represents our upstream and midstream operations, which predominantly consist of Mountain Pass, a fully integrated mining and refining facility producing refined rare earth oxides (“REO”) and related products. The Materials segment generates revenue primarily from sales of neodymium-praseodymium (“NdPr”) oxide and metal, which is largely sold to customers in the United States, Japan, South Korea, and broader Asia. The Materials segment historically generated the majority of its revenue from sales of rare earth concentrate into the Chinese market.
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
Certain rare earth elements (“REE”) serve as critical inputs for the rare earth magnets inside the electric motors and generators powering carbon-reducing technologies such as hybrid and electric vehicles, advanced electronics, aerospace and defense systems, energy products, robotics and many other high-growth, advanced technologies. Our integrated operations combine low production costs with high environmental standards, thereby restoring American leadership to a critical industry with a strong commitment to sustainability.
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

Project Swarm
In July 2026, we launched Project Swarm, an initiative through which U.S. and allied drone and motor manufacturers may reserve future magnet production capacity from the 10X Facility. Project Swarm is intended to aggregate anticipated industry demand, accelerate standardization of magnet requirements and build a durable domestic supply chain.
HREE Agreements
In July 2026, we entered into a significant long-term agreement with a U.S. aerospace and defense customer for the future sale of separated gadolinium, expanding our heavy rare earth element (“HREE”) business. In September 2026, we also entered into a one-time sale agreement with the same customer, under which we sold $31.6 million of a mixed heavy rare earth product containing samarium, europium, gadolinium and other heavy rare earths (“SEG+”) during the third quarter of 2026.
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
Maximizing Upstream and Midstream Production Efficiency
After an initial ramp and optimization period, we have produced at least 40,000 metric tons (“MTs”) of REO in concentrate each year since 2021, culminating in record production levels exceeding 50,000 MTs. These results were achieved by optimizing the reagent scheme, adjusting process temperatures, improving tailings facility management, and committing to operational excellence. Our initiative to optimize upstream operations has enabled us to attain what we believe to be world-class production cost levels for rare earth concentrate.
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
In the third quarter of 2026, we began further refining our SEG+ production stream, and we expect to begin producing separated terbium and dysprosium by the end of 2026. As part of our partnership with the United States Department of War (the “DoW”), we have committed to further extend our HREE refining capabilities to include the separation of samarium oxide and to recommission the chlor-alkali facilities at Mountain Pass. Additionally, as part of our agreement with Apple Inc. (NASDAQ: AAPL) (“Apple”), we will develop and install scaled magnet recycling capabilities at Mountain Pass with dedicated capacity for both NdPr and heavy rare earth separation.
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
In late 2024, we commissioned electrowinning capabilities at the Independence Facility to produce NdPr metal from NdPr oxide. Additionally, in 2025, we added strip casting capabilities to produce NdFeB alloy flake, a key precursor product that is utilized as the material feedstock for magnet manufacturing. We also began trial production of automotive-grade, sintered NdFeB magnets at our new product introduction facility within the Independence Facility and recently commenced manufacturing NdFeB magnets on the industrial scale equipment.
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
While we have grown increasingly confident about our future outlook with the progress made to date, there are inherent risks in finalizing construction and developing the process technology for magnet manufacturing. For instance, unforeseen delays in construction or the installation of specific equipment may occur, or our products may fail to satisfy customer expectations, which could adversely affect both the amount and timing of our revenue from permanent magnets and precursor products.
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
NdPr Sales Volume
Our NdPr Sales Volume for a given period is measured in MTs and on an NdPr oxide-equivalent basis (as further discussed below). NdPr Sales Volume is a key measure of our ability to convert our production of separated NdPr products into revenue. A unit, or MT, is considered sold once the Materials segment recognizes revenue on its sale, whether sold as NdPr oxide or NdPr metal, as determined in accordance with GAAP. For these NdPr metal sales, the MTs sold and included in NdPr Sales Volume are calculated based on the volume of NdPr oxide used to produce such NdPr metal. In the first quarter of 2026, to better reflect current contractual production yields, we began to utilize an assumed material conversion ratio of 1.25, such that a sale of 100 MTs of NdPr metal would be included in this KPI as 125 MTs of NdPr oxide-equivalent. Prior to this update, we utilized an assumed material conversion ratio of 1.20. The prior period amounts have not been recast. Beginning with the fourth quarter of 2025, NdPr Sales Volume for the Materials segment includes intercompany sales made to the Magnetics segment.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Consolidated Results

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except per share data and percentages)	2026	2025	$	%	2026	2025	$	%
Total revenue	$147,655	$53,553	$94,102	176%	$346,794	$171,756	$175,038	102%
Net loss	$(20,710)	$(41,780)	$21,070	50%	$(48,974)	$(95,300)	$46,326	49%
Basic loss per common share	$(0.12)	$(0.24)	$0.12	50%	$(0.27)	$(0.57)	$0.30	53%
Diluted loss per common share	$(0.12)	$(0.24)	$0.12	50%	$(0.27)	$(0.57)	$0.30	53%

Adjusted EBITDA(1)	$41,138	$(12,570)	$53,708	N/M	$106,241	$(27,801)	$134,042	N/M
Adjusted Net Income (Loss)(1)	$8,768	$(17,835)	$26,603	N/M	$13,331	$(59,107)	$72,438	N/M
Adjusted Diluted EPS(1)	$0.04	$(0.10)	$0.14	N/M	$0.07	$(0.35)	$0.42	N/M

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
Other revenue consists of sales to customers under individual sales agreements of various rare earth products, including SEG+, cerium and lanthanum.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
NdPr oxide and metal	$100,961	$30,911	$70,050	227%	$266,531	$80,277	$186,254	232%
Rare earth concentrate	—	—	—	N/M	—	41,992	(41,992)	N/M
Magnetic precursor products	18,623	21,912	(3,289)	(15)%	56,225	46,964	9,261	20%
Other revenue	32,578	730	31,848	N/M	34,814	2,523	32,291	N/M
Intersegment eliminations(1)	(4,507)	—	(4,507)	N/M	(10,776)	—	(10,776)	N/M
Total revenue	$147,655	$53,553	$94,102	176%	$346,794	$171,756	$175,038	102%

N/M = Not meaningful.
(1) Represents the elimination of intersegment revenues associated with NdPr oxide sales made by the Materials segment to the Magnetics segment.

Consolidated total revenue increased for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, driven by higher revenue in the Materials segment, due to the continued ramping of production and sales of separated products, as well as higher market prices. The increase for the nine months ended September 30, 2026, was partially offset by the cessation of our concentrate sales in July 2025. Additionally, consolidated total revenue for the nine months ended September 30, 2026, benefited from an increase in revenue from magnetic precursor products associated with the ramp in production year over year in our Magnetics segment. Lastly, the three and nine months ended September 30, 2026, also included a $31.6 million one-time sale of SEG+ to a U.S. aerospace and defense customer. See the “Segment Results” section below for further discussion of changes in revenue.
Price protection agreement income
Our Price Protection Agreement with the DoW (“PPA”) for our NdPr products (e.g., concentrate, oxide and metal) (collectively, “NdPr Products”) commenced on October 1, 2025. Given market prices for NdPr Products during the periods presented below, we recognized price protection agreement income (“PPA Income”) based on the right to receive cash from the DoW for the difference between $110 per kilogram equivalent of NdPr included in the NdPr Products and the Benchmark Quarterly Average Volume Weighted Price (as defined in the PPA) for the NdPr Products produced at Mountain Pass that were stockpiled or sold during the three and nine months ended September 30, 2026. A substantial majority of the PPA Income recognized during the three and nine months ended September 30, 2026, pertained to sales to third parties.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Price protection agreement income	$8,109	$—	$8,109	N/M	$67,962	$—	$67,962	N/M

N/M = Not meaningful.
Cost of sales (excluding depreciation, depletion and amortization)
Cost of sales (excluding depreciation, depletion and amortization) (“COS”) consists of mining, processing, separations, and metal making-related labor costs (including wages and salaries, benefits, bonuses, and stock-based compensation); related consumables, supplies and reagents; parts and labor for the maintenance of our mining fleet and production facilities; other facilities-related costs (such as property taxes and utilities); packaging materials; and shipping and freight costs.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of sales (excluding depreciation, depletion and amortization)	$85,628	$48,477	$37,151	77%	$232,165	$147,739	$84,426	57%
The increases in COS for the three and nine months ended September 30, 2026, were driven by higher sales of NdPr oxide and metal during the current year periods as NdPr Sales Volumes for these periods increased by 94% and 112%, respectively, over the prior year’s respective periods. Furthermore, NdPr oxide and metal per-unit production costs are necessarily higher than those of rare earth concentrate due to the additional processing required. Such costs pertain primarily to chemical reagents, employee labor, maintenance expenses, and consumables. Additionally, COS for the three months ended September 30, 2026, was $6.7 million higher than the prior year period due to an increase in inventory reserves for certain non-core products. Lastly, COS for the three and nine months ended September 30, 2026, benefited from a higher Section 45X Advanced Manufacturing Production Credit (the “45X Credit”), which resulted in lower COS year over year of $3.7 million and $11.6 million, respectively, for the three and nine months ended September 30, 2026.
As we produce and sell more separated products at Mountain Pass, we expect that COS may continue to increase throughout 2026 and into 2027 even as certain per-unit production efficiencies and economies of scale are expected to be achieved. Accordingly, in future periods, increases in sales of NdPr oxide, metal, and/or heavy rare earths may result in higher year-over-year COS. Additionally, should we further ramp the production of magnetic precursor products as well as magnets at Independence, COS may also increase.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$37,995	$28,405	$9,590	34%	$106,799	$80,000	$26,799	33%
The increases in SG&A expenses for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, were driven primarily by higher personnel costs, which increased by $8.6 million and $23.0 million, respectively, primarily due to the continued growth in our employee headcount to support our downstream expansion, as well as higher stock-based compensation expense, which was impacted by the increased headcount and performance-based stock awards granted in late 2025 and early 2026.
Depreciation, depletion and amortization
Depreciation, depletion and amortization (“DD&A”) primarily consists of depreciation of property, plant and equipment, depletion of mineral rights and beginning with the fourth quarter of 2025, amortization of the right to the price floor protection granted by the DoW under the PPA (the “PPA Upfront Asset”).

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Depreciation, depletion and amortization	$36,131	$22,497	$13,634	61%	$103,647	$64,658	$38,989	60%
The year-over-year increases in DD&A for the three and nine months ended September 30, 2026, primarily reflect $10.8 million and $32.9 million, respectively, of amortization related to the PPA Upfront Asset, with no comparable expense in the respective prior year periods. Depreciation also increased year over year for the three and nine months ended September 30, 2026, by $3.9 million and $6.8 million, respectively, as a result of the timing of placing certain machinery and equipment assets into service as we continue to commission our magnet manufacturing capabilities, as well as the optimization of our refining capabilities at Mountain Pass.
The PPA Upfront Asset is amortized over its remaining expected pattern of economic benefit. The pattern is derived from estimated discounted future cash flows and is significantly impacted by forecasted NdPr commodity prices. Prospective changes in the expected pattern of economic benefit as a result of revised estimates and assumptions could result in significant adjustments to the periodic amortization expense recognized in the period of change as well as future periods.
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

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Start-up costs	$14,152	$1,413	$12,739	902%	$34,469	$3,150	$31,319	994%
The year-over-year increases in start-up costs for the three and nine months ended September 30, 2026, were attributable primarily to the ramp-up of start-up activities for magnet production and chlor-alkali facilities. More specifically, a significant portion of the start-up costs for the three and nine months ended September 30, 2026, pertained to pre-production costs as well as non-inventoriable labor and material costs associated with initial production of magnets at Independence. As we continue to ramp up start-up activities related to these and other initiatives, including those associated with our facility to process HREE at Mountain Pass (the “HREE Facility”), we expect that start-up costs may continue to increase in future periods before declining once we reach commercial production for these capabilities.

Advanced projects and development
Advanced projects and development consists principally of costs incurred to support growth initiatives, including business and corporate development, as well as costs incurred in connection with research and development of new processes or to significantly enhance our existing processes.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Advanced projects and development	$1,896	$19,026	$(17,130)	(90)%	$5,084	$21,996	$(16,912)	(77)%
The year-over-year decreases in advanced projects and development for the three and nine months ended September 30, 2026, were primarily attributable to higher transaction costs in the corresponding prior year periods in connection with our partnership with the DoW (the “DoW Transactions”), which were $10.6 million and $12.4 million, respectively. Additionally, we incurred in each prior year period $7.4 million related to a commitment letter that expired undrawn on its own terms, also in connection with the DoW Transactions.
Other operating costs and expenses (income), net
Other operating costs and expenses (income), net consists primarily of legal settlements, accretion of asset retirement and environmental obligations, gains or losses on disposals of long-lived assets, including demolition costs, and other operating expenses.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Other operating costs and expenses (income), net	$2,020	$758	$1,262	166%	$10,801	$(104)	$10,905	N/M

N/M = Not meaningful.
The year-over-year increase for the three months ended September 30, 2026, was primarily attributable to $1.2 million of higher losses on disposals of long-lived assets. The year-over-year increase for the nine months ended September 30, 2026, was primarily attributable to an $8.8 million settlement of a construction-related litigation matter. For the litigation matter, see Note 11, “Commitments and Contingencies,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional details.
Interest expense, net
Interest expense, net principally consists of the expense associated with the 3.00% per annum coupon interest rate and amortization of the debt issuance costs on our 2030 Notes (as defined below), as well as interest expense associated with the Samarium Project Loan (as defined below), offset by interest capitalized to property, plant and equipment.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$9,409	$8,566	$843	10%	$28,958	$21,595	$7,363	34%
Interest expense, net for the three and nine months ended September 30, 2026, increased year over year primarily due to the interest expense associated with the issuance of the Samarium Project Loan in August 2025. This increase was partially offset by higher capitalized interest in the current year periods for projects including our magnet manufacturing capabilities at the Independence Facility, construction of our 10X Facility, and our HREE Facility at Mountain Pass.
Other income, net
Other income, net consists of interest and investment income and non-operating gains or losses. Interest and investment income is principally generated from accretion of the discount on such investments.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Other income, net	$4,217	$17,157	$(12,940)	(75)%	$36,940	$38,947	$(2,007)	(5)%
Other income, net for the three and nine months ended September 30, 2026, decreased year over year in part due to $7.9 million and $9.4 million, respectively, of unfavorable changes in the fair value of the derivative instrument related to the redemption feature included in the portion of the 2030 Notes issued in December 2024.
Additionally, interest and investment income earned on our short-term investments and interest-bearing demand deposit accounts decreased by $4.9 million year over year for the three months ended September 30, 2026, and increased by $8.0 million year over year for the nine months ended September 30, 2026, driven by the changes in our short-term investments balance as a result of the funds received as part of our partnership with the DoW as well as an offering of shares of our common stock in 2025.
Income tax benefit
Income tax expense or benefit consists of an estimate of U.S. federal and state income taxes in the jurisdictions in which we conduct business, adjusted for federal, state and local allowable income tax benefits, the effect of permanent differences and any valuation allowance against deferred tax assets.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Loss before income taxes	$(27,250)	$(58,432)	$31,182	53%	$(70,227)	$(128,331)	$58,104	45%
Income tax benefit	$6,540	$16,652	$(10,112)	(61)%	$21,253	$33,031	$(11,778)	(36)%
Effective tax rate	24.0%	28.5%			30.3%	25.7%

The effective tax rate for the three and nine months ended September 30, 2026, differed from the statutory tax rate of 21% primarily due to federal tax credits and excess tax benefits associated with stock-based compensation, offset by valuation allowances and a deduction limitation on officers’ compensation. The effective tax rate for the three and nine months ended September 30, 2025, differed from the statutory tax rate of 21% primarily due to the 45X Credit, percentage depletion, and state income tax benefit, offset by a deduction limitation on officers’ compensation and a valuation allowance on California Competes Tax Credits. For additional information on the 45X Credit, see Note 15, “Government Grants,” in the notes to the unaudited Condensed Consolidated Financial Statements.
Segment Results
Materials Segment
The Materials segment operates Mountain Pass, which produces refined REO and related products as well as, historically, rare earth concentrate products. The Materials segment operating results include intercompany sales made by the Materials segment to the Magnetics segment.
KPIs

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in whole units, except percentages)	2026	2025	Unit	%	2026	2025	Unit	%
Separated NdPr products(1)
NdPr Production Volume (MTs)	1,018	721	297	41%	2,775	1,881	894	48%
NdPr Sales Volume (MTs)	1,020	525	495	94%	3,032	1,432	1,600	112%
Rare earth concentrate(1)
REO Production Volume (MTs)	12,887	13,254	(367)	(3)%	36,942	38,612	(1,670)	(4)%

(1) See the “Key Performance Indicators” section above for further discussion of the definitions of our KPIs.

Revenue, PPA Income, and Segment Adjusted EBITDA

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue:
NdPr oxide and metal	$100,961	$30,911	$70,050	227%	$266,531	$80,277	$186,254	232%
Rare earth concentrate	—	—	—	N/M	—	41,992	(41,992)	N/M
Other revenue	32,578	730	31,848	N/M	34,814	2,523	32,291	N/M
Total revenue	$133,539	$31,641	$101,898	322%	$301,345	$124,792	$176,553	141%

Price protection agreement income	$8,109	$—	$8,109	N/M	$67,962	$—	$67,962	N/M

Segment Adjusted EBITDA(1)	$47,828	$(14,522)	$62,350	N/M	$117,065	$(23,442)	$140,507	N/M

N/M = Not meaningful.
(1) See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.
The increases in NdPr oxide and metal revenue for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, were primarily driven by higher market prices, as well as higher NdPr Sales Volume, which increased by 94% and 112%, respectively, as a result of continuing to ramp our production of separated products. The increases in other revenue for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, were primarily driven by $31.6 million of revenue related to a one-time sale of SEG+ product in September 2026. The year-over-year decrease in rare earth concentrate revenue for the nine months ended September 30, 2026, was driven by the July 2025 cessation of all sales to customers in China.
The increases in Materials Segment Adjusted EBITDA for the three and nine months ended September 30, 2026, when compared to the respective prior year periods, were driven primarily by the increases in total revenue, as discussed above, as well as the PPA Income. These increases were netted against higher segment cost of sales (excluding depreciation, depletion and amortization and stock-based compensation expense), which increased year over year by $43.3 million and $94.7 million, respectively, driven primarily by the year-over-year increases in NdPr Sales Volume.
Magnetics Segment
The Magnetics segment includes (i) the Independence Facility, where we produce and sell magnetic precursor products and commenced manufacturing NdFeB permanent magnets in December 2025 and (ii) the 10X Facility, which is currently under construction.
Revenue and Segment Adjusted EBITDA

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue:
Magnetic precursor products	$18,623	$21,912	$(3,289)	(15)%	$56,225	$46,964	$9,261	20%

Segment Adjusted EBITDA(1)	$5,348	$9,481	$(4,133)	(44)%	$22,472	$18,063	$4,409	24%

(1) See Note 20, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.
The increases in magnetic precursor products revenue and Segment Adjusted EBITDA for the nine months ended September 30, 2026, were driven by higher production levels of magnetic precursor products at the Independence Facility year-over-year. Revenue from magnetic precursor products decreased for the three months ended September 30, 2026, primarily due to the start-up of initial magnet production and its impact on the pricing mechanism for those products, which resulted in a proportionally lower amount of costs being allocated to magnetic precursor products rather than initial magnet products, which also impacted Segment Adjusted EBITDA. We continue to expect that the historical trend of Magnetics revenue and Segment Adjusted EBITDA will be impacted by the volumes of precursor products produced and sold, and in the future, permanent magnets.

Under our long-term supply agreement with GM, as of September 30, 2026, we collected all required prepayments for the sale of magnetic precursor products (i.e., NdPr metal) totaling $150.0 million. As of this same date, we remain obligated to transfer to GM $27.6 million of magnetic precursor products, which we anticipate will be satisfied within one year after September 30, 2026. Upon fulfilling our remaining commitment, we do not anticipate additional sales of magnetic precursor products to GM. Additionally, we expect to begin deliveries of saleable finished magnets to GM during the fourth quarter of 2026, generating our first revenues from magnet production.
Corporate Expenses and Other
Corporate expenses and other primarily consists of the operating results of other business activities that exclude our Materials and Magnetics segments and include costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to executive compensation, investor relations, other corporate costs, and the remaining unallocated costs for shared service functions such as legal, information technology, human resources, finance and accounting and supply chain. Corporate expenses and other excludes stock-based compensation expense.

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Corporate expenses and other	$11,282	$7,529	$3,753	50%	$31,852	$22,422	$9,430	42%
The increases in corporate expenses and other for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, were driven primarily by higher personnel costs (other than stock-based compensation expense) related to administrative personnel, professional service fees, as well as expenses related to corporate travel.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, debt service and other commitments. In addition to net cash from operating activities, which includes advanced payments from customers for future goods and services, our principal sources of liquidity have been issuances of long-term debt and offerings of shares of our common stock, most recently in July 2025, and the Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) issued in July 2025 as part of the DoW Transactions. As of September 30, 2026, we had $1.3 billion of cash, cash equivalents and short-term investments and $1.0 billion of principal amount of long-term debt and equipment notes, including $5.5 million classified as current.
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

The completion of our mission to become a fully integrated domestic magnetics producer is expected to be capital intensive. Our principal capital expenditure requirements relate mainly to further investing in Mountain Pass, including the development of our HREE Facility, recommissioning the chlor-alkali facilities, development of recycling capabilities, Upstream 60K, and other growth and investment projects, completing the commissioning of our magnet manufacturing capabilities at Independence, construction of the 10X Facility, as well as periodic repairs and maintenance costs. We expect to spend between $500 million and $600 million of capital costs in 2026 (net of any proceeds from government awards received). Our future capital requirements will also depend on several other factors, including market conditions, de-bottlenecking initiatives, decisions regarding downstream production capability, and potential acquisitions.
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
Debt and Other Long-Term Obligations
Revolving Credit Facility: In August 2025, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various other lenders, providing a $275.0 million revolving credit facility (the “Revolving Credit Facility”), maturing on August 25, 2030, with a $200.0 million letter of credit facility sublimit (the “Credit Agreement”). As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility, $128.0 million of unused letter of credit capacity, and $203.0 million of remaining borrowing capacity under the Revolving Credit Facility.
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
The Credit Agreement is subject to financial covenants that are tested at the end of each fiscal quarter. From the inception of the Credit Agreement until the earlier of (i) the fiscal quarter in which our Consolidated EBITDA (as calculated and defined in the Credit Agreement) equals or exceeds $400.0 million for the test period and (ii) the fiscal quarter ending June 30, 2027 (the “Covenant Trigger Event”), we must maintain unrestricted cash and Cash Equivalents (as defined in the Credit Agreement, which includes our short-term investments) of at least $500.0 million. Following the Covenant Trigger Event, we are required to maintain a total leverage ratio of less than 4.00:1.00, or 4.50:1.00 for the fiscal quarter of and the three consecutive fiscal quarters following any material acquisition, and a cash interest coverage ratio greater than 3.0:1.0.
The Credit Agreement is guaranteed by us and our subsidiaries, subject to certain customary exceptions. Failure to comply with any of the covenants associated with the Credit Agreement could result in a default under its terms. Such a default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing such debt. We are in compliance with the applicable financial covenant contained in the Credit Agreement as of September 30, 2026.
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

2030 Notes: In March and December 2024, we issued $747.5 million and $115.3 million, respectively, for a total of $862.8 million, in aggregate principal amount of 3.00% unsecured convertible senior notes that mature, unless earlier converted, redeemed or repurchased, on March 1, 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Convertible Notes”), at a price of par. Interest on the 2030 Notes is payable on March 1st and September 1st of each year, beginning on September 1, 2024.
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
During the quarter ended September 30, 2026, the Stock Price Condition was met. Therefore, the 2030 Notes may be converted at the option of their holders during the three months ending December 31, 2026.
We have the option to redeem for cash the 2030 Notes, in whole or in part, beginning on March 5, 2027, if certain conditions are met as set forth in the indenture governing the 2030 Notes. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
Capped Call Options: In March 2024, in connection with the offering of the 2030 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Options”) with certain financial institutions. The Capped Call Options cover, subject to antidilution adjustments substantially similar to those in the 2030 Notes, 34.4 million shares of our common stock, the same number of shares that initially underlie the 2030 Notes issued in March 2024. The Capped Call Options have an expiration date of March 1, 2030, subject to earlier exercise.
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
Equipment Notes: In December 2024, we and Caterpillar Financial Services Corporation entered into an uncommitted credit facility (the “Uncommitted Credit Facility”) with a principal amount of up to $25.0 million, which was subsequently increased to $40.0 million in December 2025. We executed promissory notes under the Uncommitted Credit Facility to finance new equipment, including trucks and wheel loaders, for use at Mountain Pass. As of September 30, 2026, we had $9.7 million of remaining borrowing capacity under the Uncommitted Credit Facility. Our equipment notes, which are secured by the purchased equipment, had $30.3 million in principal outstanding as of September 30, 2026.
See Note 8, “Debt Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information on our debt obligations.

Leases: We have lease arrangements for certain equipment and facilities, including office space, warehouses, and equipment used in our operations. As of September 30, 2026, we had future expected lease payment obligations totaling $21.0 million, with $5.0 million due within the next 12 months. Our finance leases were not material. See Note 9, “Operating Leases,” in the notes to the unaudited Condensed Consolidated Financial Statements for further information.
Asset Retirement and Environmental Obligations: See Note 7, “Asset Retirement and Environmental Obligations,” in the notes to the unaudited Condensed Consolidated Financial Statements for our estimated cash requirements to settle asset retirement and environmental obligations.
Cash Flows
The following table summarizes our cash flows:

	For the nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$(7,757)	$(108,901)	$101,144	93%
Investing activities	$(807,594)	$(279,075)	$(528,519)	(189)%
Financing activities	$(91,145)	$1,252,865	$(1,344,010)	N/M

N/M = Not meaningful.
Net Cash Used in Operating Activities: Net cash used in operating activities decreased by $101.1 million for the nine months ended September 30, 2026, as compared to the prior year period, driven primarily by the increase in product sales, as well as the $110.9 million received from the DoW for the PPA Income recognized in the fourth quarter of 2025 and the first half of 2026, with no comparable PPA Income cash inflow in the prior year period. Additionally, we received $19.0 million related to the 45X Credit claimed on our 2024 federal tax return during the nine months ended September 30, 2026. Offsetting these items was the receipt of $50.0 million of deferred revenue related to a prepayment for magnetic precursor products in the prior year period, with no comparable cash inflow in the current year period. Additionally, for the nine months ended September 30, 2026, net cash used in operating activities related to inventories was $44.8 million lower than the prior year period.
Net Cash Used in Investing Activities: Net cash used in investing activities increased by $528.5 million for the nine months ended September 30, 2026, as compared to the prior year period, driven by the increase in purchases of property, plant and equipment of $310.3 million, which related primarily to (i) an increase in construction spend on certain projects, such as the HREE Facility and the expansion of the Independence Facility, (ii) a portion of an arbitration award payment that was made in the second quarter of 2026 that pertained directly to the cost of the constructed assets, and (iii) initial purchases for the 10X Facility, including the purchase of land for approximately $80 million in April 2026. Furthermore, purchases of short-term investments were also higher in the current year period and, while partially offset by higher total cash receipts from sales and maturities of short-term investments in the current year period, resulted in a net increase of cash used in investing activities of $186.8 million.
Net Cash Provided by (Used in) Financing Activities: Net cash used in financing activities was $91.1 million for the nine months ended September 30, 2026, as compared to the net cash provided by financing activities of $1.3 billion in the prior year period, driven primarily by the net cash proceeds of $1.3 billion received as part of our partnership with the DoW as well as from an offering of shares of our common stock in July 2025 in the prior year period, offset by the $67.5 million principal repayment to settle in full our 2026 Notes in the second quarter of 2026, as well as higher tax withholding on stock-based awards.
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
The following table presents a reconciliation of our Adjusted EBITDA, which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(20,710)	$(41,780)	$(48,974)	$(95,300)
Adjusted for:
Depreciation, depletion and amortization	36,131	22,497	103,647	64,658
Interest expense, net	9,409	8,566	28,958	21,595
Income tax benefit	(6,540)	(16,652)	(21,253)	(33,031)
Stock-based compensation expense(1)	11,321	7,654	35,475	20,434
Initial start-up costs(2)	12,591	1,180	31,032	2,586
Transaction-related and other costs(3)	1,133	22,364	11,337	30,308
Accretion of asset retirement and environmental obligations(4)	386	373	1,157	1,118
Loss (gain) on disposals of long-lived assets, net(4)	1,634	385	1,802	(1,222)
Other income, net	(4,217)	(17,157)	(36,940)	(38,947)
Adjusted EBITDA	$41,138	$(12,570)	$106,241	$(27,801)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended September 30, 2026, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026, the amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations, and consists primarily of $8.8 million related to the settlement of a construction-related litigation matter. For the three and nine months ended September 30, 2025, the amounts are principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations, and include $10.6 million and $12.4 million, respectively, of costs incurred in association with the DoW Transactions, as well as $7.4 million of costs incurred to secure financing.
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
Adjusted Net Income (Loss) and Adjusted Diluted EPS exclude certain expenses that are required in accordance with GAAP because they are non-recurring, non-cash, or not related to our underlying business performance. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense or benefit excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We present Adjusted Net Income (Loss) and Adjusted Diluted EPS because they are used by management to evaluate our underlying operating and financial performance and trends. These non-GAAP financial measures are intended to supplement our GAAP results and should not be used as a substitute for financial measures presented in accordance with GAAP.
The following table presents a reconciliation of our Adjusted Net Income (Loss), which is a non-GAAP financial measure, to our net income or loss, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(20,710)	$(41,780)	$(48,974)	$(95,300)
Adjusted for:
Stock-based compensation expense(1)	11,321	7,654	35,475	20,434
Initial start-up costs(2)	12,591	1,180	31,032	2,586
Transaction-related and other costs(3)	1,133	22,364	11,337	30,308
Loss (gain) on disposals of long-lived assets, net(4)	1,634	385	1,802	(1,222)
Change in fair value of derivative instrument(5)	8,914	1,062	6,039	(3,406)
Tax impact of adjustments above(6)	(6,115)	(8,700)	(23,380)	(12,507)
Adjusted Net Income (Loss)	$8,768	$(17,835)	$13,331	$(59,107)
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
(3)Pertains to legal, consulting, and advisory services, and other costs associated with specific matters or transactions, including litigation matters, potential acquisitions, mergers, or other investments. For the three months ended September 30, 2026, amount is principally included in “Selling, general and administrative” within our unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026, the amount is principally included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations, and consists primarily of $8.8 million related to the settlement of a construction-related litigation matter. For the three and nine months ended September 30, 2025, the amounts are principally included in “Advanced projects and development” within our unaudited Condensed Consolidated Statements of Operations, and include $10.6 million and $12.4 million, respectively, of costs incurred in association with the DoW Transactions, as well as $7.4 million of costs incurred to secure financing.
(4)Included in “Other operating costs and expenses (income), net” within our unaudited Condensed Consolidated Statements of Operations.
(5)Included in “Other income, net” within our unaudited Condensed Consolidated Statements of Operations.
(6)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, applied to each adjustment. The adjusted effective tax rates for the three and nine months ended September 30, 2026, were 17.2% and 27.3%, respectively, and 26.7% and 25.7% for the three and nine months ended September 30, 2025, respectively.

The following table presents a reconciliation of our Adjusted Diluted EPS, which is a non-GAAP financial measure, to our diluted earnings or loss per common share, which is determined in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Diluted loss per common share	$(0.12)	$(0.24)	$(0.27)	$(0.57)
Adjusted for:
Stock-based compensation expense	0.06	0.04	0.19	0.12
Initial start-up costs	0.06	0.01	0.16	0.02
Transaction-related and other costs	0.01	0.13	0.07	0.18
Loss (gain) on disposals of long-lived assets, net	0.01	—	0.01	(0.01)
Change in fair value of derivative instrument	0.05	0.01	0.03	(0.02)
Tax impact of adjustments above(1)	(0.03)	(0.05)	(0.12)	(0.07)
Adjusted Diluted EPS	$0.04	$(0.10)	$0.07	$(0.35)

Diluted weighted-average shares outstanding	178,501,272	175,034,287	178,311,733	167,585,724
Assumed conversion of Series A Preferred Stock(2)	13,320,013	—	13,320,013	—
Assumed conversion of Warrant(2)	4,574,550	—	5,275,077	—
Assumed conversion of 2026 Notes(2)	—	—	112,587	—
Assumed conversion of restricted stock units(2)	962,070	—	1,010,193	—
Assumed conversion of performance stock units(2)	421,371	—	482,618	—
Adjusted diluted weighted-average shares outstanding	197,779,276	175,034,287	198,512,221	167,585,724
(1)Tax impact of adjustments is calculated using an adjusted effective tax rate, which excludes the impact of discrete tax costs and benefits, applied to each adjustment. The adjusted effective tax rates for the three and nine months ended September 30, 2026, were 17.2% and 27.3%, respectively, and 26.7% and 25.7% for the three and nine months ended September 30, 2025, respectively.
(2)For the three and nine months ended September 30, 2026, these shares were antidilutive for GAAP purposes. For purposes of calculating Adjusted Diluted EPS, we have added back the assumed conversion of these shares since they would not be antidilutive when using Adjusted Net Income as the numerator in the calculation of Adjusted Diluted EPS.
Free Cash Flow
We calculate Free Cash Flow as net cash provided by or used in operating activities less purchases of property, plant and equipment, net of proceeds from government awards used for construction. We believe Free Cash Flow is useful for comparing our ability to generate cash with that of our peers. The presentation of Free Cash Flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
The following table presents a reconciliation of our Free Cash Flow, which is a non-GAAP financial measure, to our net cash used in operating activities, which is determined in accordance with GAAP:

	For the nine months ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(7,757)	$(108,901)
Purchases of property, plant and equipment, net(1)	(413,750)	(85,769)
Free Cash Flow	$(421,507)	$(194,670)
(1)Amounts for the nine months ended September 30, 2026 and 2025, are net of $6.5 million and $24.2 million, respectively, in proceeds from government awards used for construction.
Critical Accounting Estimates
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2026.

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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q for the quarterly period ended September 30, 2026.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

MP MATERIALS CORP.

Dated: November 5, 2026	By:	/s/ David G. Infuso
David G. Infuso
Chief Accounting Officer and Principal Accounting Officer